Form 10QSB
period 1996-03-31
AMERICAN COMMUNICATIONS SERVICES INC
filed 1996-05-16
CIK 932140

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON  D.C. 20549

                         FORM 10 - QSB

         QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                   SECURITIES AND EXCHANGE ACT OF 1934

            For the quarterly period ended:   March 31, 1996

                    Commission File number  0 - 25314

                 AMERICAN COMMUNICATIONS SERVICES, INC.
    (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                          DELAWARE            52-1947746
           (State or other jurisdiction of    (I.R.S. Employer
           incorporation or organization)    Identification No.)
                                           (formerly 05-0440761)

                      131 NATIONAL BUSINESS PARKWAY
                      ANNAPOLIS JUNCTION, MD 20701
                (Address of Principle Executive Offices)

                             (301)  617-4200
                       (Issuer's telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

                      YES _______X____NO__________

  Indicate the Number of shares of the issuer's classes of common stock outstanding as of the latest practicable date.

         CLASS OF COMMON STOCK OUTSTANDING AS OF MARCH 31, 1996

            Common Stock, Par Value $0.01          6,555,455

       Transitional Small Business Disclosure Format (check one):

                 YES___________        NO   _____X_____

                 AMERICAN COMMUNICATIONS SERVICES, INC.
                         FORM 10 - QSB

                             INDEX

PART I.    FINANCIAL INFORMATION                      PAGE
                                                     NUMBER
Item 1. Financial    (Unaudited)

Condensed Consolidated Balance Sheets
 - June 30, 1995 and March 31, 1996                     3

Condensed Consolidated Statements of
Operations - Three months and nine
months ended March 31, 1995 and 1996                    5

Condensed Consolidated Statements of
Cash Flows - Three months and nine months
ended March 31, 1995 and 1996                           6

Notes to Unaudited Condensed Consolidated Interim
Financial Statements                                    7

Item 2.   Management's Discussion and Analysis of
Results of Operations and Financial Condition          11

Part II         Other Information                      17

Item   2.  Changes in Securities                       17

Item   4.  Submission of Matters to a Vote
of Security Holders                                    19

Item   6.   Exhibits and reports on Form 8-K           24

Signatures                                             25

                            Part 1
                     Financial Information
Item 1 - Financial Statements

            American Communications Services, Inc.
             Condensed Consolidated Balance Sheet

                                    June 30, 1995      March 31, 1996
                                                        (UNAUDITED)
Assets
Current Assets
   Cash and Short Term Investments $ 20,350,791        $154,454,550
   Restricted cash                      752,000           1,452,000
   Accounts receivable, net             350,436             598,799
   Other current assets                  92,325             729,719
    Total current assets             21,545,552         157,235,068
Networks, furniture and equipment,
    net                              15,567,290          42,737,680
Deferred financing fees and
    other assets                        514,123           8,005,863
    Total assets                   $ 37,626,965        $207,978,611


Liabilities, Redeemable Stock, Options and
Warrants, Minority Interest and Stockholders' Equity

Current Liabilities


   Accounts payable               $   3,843,167       $   1,749,314
   Accrued liabilities                3,648,248           1,801,145
   Notes payable                        146,083             103,169
    Total current liabilities         7,637,498           3,653,628

Long Term Liabilities


   Notes payable                      3,652,085          14,054,484
   Senior Discount Notes (due 2005)          -           64,571,366
   Senior Discount Notes (due 2006)          -          100,452,832
   Other Long Term Liabilities               -              670,633
   Dividends payable                  1,070,985           3,918,681
    Total liabilities              $ 12,360,568        $187,321,624


See accompanying notes to unaudited condensed interim financial statement

            American Communications Services, Inc.
             Condensed Consolidated Balance Sheet

                                       June 30, 1995      March 31, 1996
                                                            (UNAUDITED)

Liabilities, Redeemable Stock, Options
and Warrants, Minority Interest and
Stockholders' Equity  (continued)

Redeemable stock, options and warrants     2,930,778             2,457,337

Minority Interest                            194,402               384,515


Stockholders' Equity
   Preferred stock, $1.00 par value, 186,664
   shares designated as 9% Series A-1
   Convertible Preferred Stock, authorized
   issued and outstanding                    186,664               186,664

   Preferred stock, $1.00 par value, 277,500
   shares authorized and designated as 9%
   Series B Convertible Preferred Stock,
   227,500 and 277,500 shares, respectively
   issued and outstanding                    227,500               277,500
   Common Stock, $0.01 par value,
   75,000,000 shares authorized, 5,744,782
   and 6,555,455 shares, respectively issued
   and outstanding                            56,827                64,934
   Additional paid-in-capital             42,411,448            56,213,198
   Accumulated deficit                   (20,741,222)          (38,927,161)
    Total stockholders' equity            22,141,217            17,815,135
Total Liabilities, Redeemable Stock,
Options and Warrants, Minority Interest
and Stockholders' Equity                $ 37,626,965          $207,978,611


See accompanying notes to unaudited condensed interim financial statement

            American Communications Services, Inc.
        Condensed Consolidated Statement of Operations
                          (UNAUDITED)

                                        For the three months ended      For the nine months ended
                                              March 31    March 31,         March 31,    March 31,
                                               1995        1996            1995             1996

Revenues                                 $   87,385      $816,639         $ 95,631      $1,895,812
Operating Expenses
    Network, development
    and operations                          585,431     1,954,514        1,220,125       4,796,067
    Selling, general and
    administrative                        1,373,368     2,650,263        2,615,921       5,929,996
    Non-cash compensation
   expense                                4,257,464     1,985,765        4,866,095       3,190,184
Depreciation and amortization               118,093       630,004          140,172       1,413,861

Total Operating Expenses                  6,334,356     7,220,546        8,842,313      15,330,108

Non-operating expenses/(income)
   Interest and other income                (93,664)     (661,313)        (189,474)     (1,438,817)
   Interest and other expense                85,897     3,500,624          214,900       6,374,884
   Debt conversion expense                    5,000             0          584,985               0

Net loss before minority interest         6,244,204     9,243,218        9,357,093      18,370,363

Minority interest                            (4,495)     (102,074)         (16,155)       (190,668)
Net loss                                  6,239,709     9,141,144        9,340,938      18,179,695

Preferred stock dividends/accretion         628,644       955,489          628,644       2,847,696

Net loss to common stockholders          $6,868,353   $10,096,633       $9,969,582     $21,027,391

Net loss per common/common                   ($1.31)       ($1.54)          ($2.17)         ($3.48)
equivalent share

Average number of common/common
equivalent shares outstanding             5,245,104     6,536,722        4,590,182       6,046,136


See accompanying notes to unaudited condensed interim financial statements

                  AMERICAN COMMUNICATIONS SERVICES, INC.
                Condensed Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                              For the three    For the three       For the nine        For the nine
                                              month period     month period       month period        month period
                                                  ended            ended              ended              ended
                                              MARCH 31, 1995    MARCH 31, 1996     MARCH 31, 1995     MARCH 31, 1996



Cash flows from operating activities:

Net loss                                $     (6,239,709)    $   (9,141,144)      $  (9,340,938)    $ (18,179,695)


Adjustments to reconcile net loss to net
   cash provided by (used in)
   operating activities:
   Depreciation and amortization                 118,093            630,004             140,172         1,413,861
    Noncash debt conversion expense                5,000                                584,985
    Noncash interest expense                                      3,500,624                             6,374,884
    Provision for doubtful accounts                                  30,691                                59,697
    Loss attributable to minority interest        (4,495)          (102,074)            (16,155)         (190,668)
    Noncash compensation                       4,257,464          1,985,765           4,866,095         3,190,184
    Changes in operating assets and liabilities:
      Restricted cash related to
       operating activities                      104,069
      Trade accounts receivable                  (76,003)           (72,826)            (83,499)         (308,060)
      Other current assets                                         (184,526)                             (637,394)
      Other assets                               (55,139)                              (238,893)
      Accounts payable                           538,415         (3,296,545)          1,389,375        (2,093,853)
      Other accrued liabilities                  292,335         (1,526,443)            528,051        (1,847,103)
Net cash provided by (used in)
   operating activities                       (1,059,970)        (8,176,474)         (2,170,807)      (12,218,147)


Cash flows from investing activities:
    Purchase of net assets of Piedmont Teleport                                         (20,000)
    Investment in office equipment               (14,812)          (282,320)            (73,492)       (1,710,364)
    Investment in network, equipment
      and software                            (4,047,986)       (10,297,369)        (10,059,373)      (26,526,520)

    Investment in Marketable Securities - available for sale
    Restricted cash related to network activities                                      (475,000)         (700,000)


Net cash used in investment activities        (4,062,798)       (10,579,689)        (10,627,865)      (28,936,884)

Cash flows from financing activities
    Issuance of preferred stock, net of offering costs and
       conversion of bridge financing                                                11,371,912         4,725,318
    Deferred financing fees                                      (2,588,305)                           (7,839,110)
    Issuance of Senior discount notes and warrants               65,565,429                           166,884,179
    Issuance of notes payable                    752,501          2,997,811           1,640,784        11,176,201
    Warrant or stock option exercises             41,763             60,674             346,326            79,811
    Proceeds from sale of minority interest
        in subsidiaries                                                                 109,475           378,474
    Issuance of stockholder notes payable                                               250,000
    Payment of notes payable                                                         (1,633,973)         (146,083)
    Payments of capital lease obligation          (3,617)                               (17,448)                0
Net cash flow from financing activities          790,647         66,035,609          12,067,076       175,258,790

Net increase/(decrease) in cash and
   cash equivalents                           (4,332,121)        47,279,446            (731,596)      134,103,759

Cash and cash equivalents -
   beginning of period                         6,870,922        107,175,104           3,270,397        20,350,791

Cash and cash equivalents - end of period      2,538,801        154,454,550           2,538,801       154,454,550


Supplemental disclosure of cash flow information:
    Interest paid on all indebtedness

Supplemental disclosure of noncash investing
  and financing activities:
    Excludes furniture acquired under capital leases                                 $   50,785
    Dividends accrued in connection with
        preferred stock                     $   628,644         $   955,489          $  628,644     $   2,847,696

    Increase (decrease) in redeemable stock option
     and warrants costs
    Bridge financing converted to equity in connection with
     private placement                                                               $4,080,079


        See accompanying notes to unaudited condensed consolidated interim financial statements

        AMERICAN COMMUNICATIONS SERVICES, INC.
       Notes to Unaudited Condensed Consolidated Interim
                     Financial Statements

(1)BASIS OF PRESENTATION AND RELATED MATTERS

     BASIS OF PRESENTATION

    As of the end of and for the three and nine month periods ended March 31, 1996, the accompanying unaudited condensed consolidated interim financial statements include the accounts of American Communications Services, Inc. and its subsidiaries, all of which, excluding the Louisville, Kentucky, Fort Worth and El Paso, Texas, and Columbia and Greenville, South Carolina subsidiaries, are wholly owned (the Louisville, Kentucky subsidiary was also not wholly owned for the three month period ending March 31, 1995). The Company has a
    92.75 percent ownership interest in these subsidiaries. Such statements, including comparative information for the three and nine month periods ended March 31, 1995, where applicable, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. The unaudited condensed consolidated statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1995 filed with the Securities and Exchange Commission (the "SEC") on October 13, 1995, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated in consolidation. Results for the interim periods are not indicative of the results to be expected for the full year.

BUSINESS

      American Communications Services, Inc. ("ACSI" or the "Company") is a competitive local exchange carrier ("CLEC") that constructs and operates digital fiber optic networks and offers local telecommunications services to long distance companies
      (interexchange carriers or "IXCs") and business and government end users in the southern US.

      The Company currently provides non-switched dedicated services including special access, switched transport and private line services. These services generally are offered by the Company in competition with incumbent local exchange telephone companies ("ILEC's") and are delivered with a high level of

                 AMERICAN COMMUNICATIONS SERVICES, INC.
       Notes to Unaudited Condensed Consolidated Interim
                     Financial Statements

(1) BASIS OF PRESENTATION AND RELATED MATTERS (CONTINUED)

     network reliability. The Company also offers high speed data services including ATM, high speed Local Area Network ("LAN") to LAN applications and multiple internet services. In addition to the data and non-switched dedicated services, the Company has begun offering on a limited basis enhanced voice messaging services to small and mid -size business and government end users. Successful marketing of these enhanced voice messaging and high-speed data services will not only provide the Company with increased revenues, but also with an expanded end user customer base and relevant marketing experience that can be leveraged into the offering of local switched services.

     As of March 31, 1996, ACSI had eleven operational networks and an additional nine networks under construction, most of which are expected to be operational by mid - 1996. As of March 31, 1996, ACSI had applied for authority to provide switched local exchange telecommunications services in Alabama, Arizona, Arkansas, Georgia, Maryland, Nevada and New Mexico. Since March 31, 1996, the Company has filed for switched services authority in Texas. As of March 31, 1996, ACSI had received authority to provide intrastate dedicated services in Alabama, Arkansas, Georgia, Kentucky, New Mexico, Nevada, South Carolina and Texas and had an application pending in Mississippi. Since March 31, 1996, the Company has filed for intrastate dedicated services in Louisiana. In Tennessee, ACSI has received authority to provide intrastate telecommunications services including both switched local exchange and dedicated telecommunications services. The Company intends to have 30 networks in service or under construction during the third calendar quarter of 1996, with all 30 networks operational by mid - 1997. To date, management believes that it has been able to deploy its capital most efficiently by constructing, rather than acquiring, fiber optic networks. By constructing all of its networks, ACSI believes it has realized significant cost savings, created considerable networking efficiencies and ensured quality, reliability and high operating standards.

Financing Activities

     On March 26, 1996 the Company completed the private placement of $120,000,000 of 12-3/4% Senior Discount Notes due 2006 (the "2006
     Notes")

                 AMERICAN COMMUNICATIONS SERVICES, INC.
       Notes to Unaudited Condensed Consolidated Interim
                       Financial Statements

(1) BASIS OF PRESENTATION AND RELATED MATTERS (CONTINUED)

     under Rule 144A of the Securities Act of 1933, as amended (the "Act"). The Company received net proceeds of approximately
     $61,800,000 from the sale of the 2006 Notes.   The Company has
     commenced an exchange offer pursuant to a registration statement on Form S-4 filed by the Company with the SEC pursuant to which the holders of the original 2006 Notes are entitled to exchange such 2006 Notes for newly-issued notes which are identical to the original 2006 Notes and which, with certain exceptions, are freely transferable under the Act. The exchange offer expires June 25, 1996. The 2006 Notes will accrete at a rate of 12-3/4% compounded semi-annually, to an aggregate principal amount of $120,000,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12-3/4% and will be payable in cash semi-annually on April 1 and October 1, commencing on October 1, 2001. The Notes will mature on April 1, 2006.

     On November 14, 1995, the Company completed a private offering of 190,000 Units (the "Units") consisting of $190,000,000 principal amount of 13% Senior Discount Notes due 2005 (the "2005 Notes") and warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share (the "Warrants"). On March 27, 1996, the Company completed an exchange offer of newly-issued 2005 Notes for all of the original 2005 Notes pursuant to a registration statement on Form S-4 filed with the SEC. The new 2005 Notes are identical to the original 2005 Notes and, with certain exceptions, are freely transferable under the Act. Resale of the Warrants, and the issuance of common stock upon exercise of the Warrants, have been registered on a registration statement on Form S-3 filed with the SEC. The 2005 Notes will accrete to an aggregate principal amount of $190,000,000 by November 1, 2000, after which cash interest will be due on a semi-annual basis. The Company received net proceeds of approximately $96,826,000 from the sale of the Units. At the time of the closing of the Units, the Company also received net proceeds of approximately $4,725,000 from the private sale to ING Equity Partners, L.P. I. ("ING") of 50,000 shares of its 9% Series B-4 Convertible Preferred Stock (the "Series B-4 Preferred Stock) and the exercise by ING of warrants to purchase 214,286 shares of common stock pursuant to the June 1995 Series B Convertible Preferred Stock private placement. The Company will continue to use the proceeds from the sale of the 2005 Notes and Warrants and the Series B-4

                 AMERICAN COMMUNICATIONS SERVICES, INC.
         Notes to Unaudited Condensed Consolidated Interim
                       Financial Statements

(1) BASIS OF PRESENTATION AND RELATED MATTERS (CONTINUED)

     Preferred Stock and the proceeds of the 2006 Notes to complete its 30 city business plan, as discussed below , and to fund negative operating cash flow until break-even.

Other Information

     In February, 1996, the President signed into law comprehensive telecommunications reform legislation, The Telecommunications Act of 1996 ("1996 Act"). The new law requires all ILECs to unbundle their local network elements. Moreover, the 1996 Act requires all local exchange carriers ("LECs") to interconnect their facilities and equipment. Such provisions enable the Company to obtain critical connections to ILEC facilities. In addition, LECs are obligated to provide local telephone number portability and dialing parity upon request and make their local services available for resale by competitors. Under the legislation, LECs also have to allow competitors nondiscriminatory access to pole attachments, conduit space and other rights-of-way. Moreover, states are prohibited from disallowing local competition, although they are allowed to regulate such competition.

     The Company believes that each of these requirements is likely to enhance competition in the local telecommunications marketplace, and simplify the process of switching from ILEC services to those offered by CLECs. However, the legislation also offers important benefits to the ILECs. The ILECs are granted substantial new pricing flexibility and Regional Bell Operating Companies ("RBOCs" ) regain the ability to provide long distance services and obtain new rights to provide certain cable TV services. These changes enhance the competitive position of the ILECs.

(2) SUBSEQUENT EVENTS

     On April 11, 1996, AT&T announced agreements with ACSI and four other companies allowing business customers in 70 cities to connect with AT&T's network for some services as an alternative to access provided by ILECs. Terms of the agreements were not disclosed, including the assignment of cities for service to the companies. ACSI expects to have networks in 22 of the 70 cities covered by the AT&T announcement.

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

During 1995, ACSI undertook an aggressive plan to build networks in mid-size markets across the Southern and Southwestern United States. As of March 31, 1996, the Company had eleven operational networks and an additional nine networks under construction, most of which are expected to be operational by mid - 1996. The Company intends to have a total of 30 networks in service or under construction during the third calendar quarter of 1996, with all 30 networks operational by mid 1997. The preceding statements are forward looking in nature and the Company's ability to construct and operate its networks within such time frames may be affected by circumstances which the Company may not control, such as an inability to secure or maintain necessary franchises or rights of way, or an inability to attract a customer base sufficient to justify constructing or operating in a market.

                    ACSI NETWORKS


CURRENTLY
OPERATIONAL                  UNDER CONSTRUCTION

Albuquerque, NM                  Amarillo, TX
Columbia, SC                     Baton Rouge, LA
El Paso, TX                      Birmingham, AL
Fort Worth, TX                   Charleston, SC
Greenville, SC                   Columbus, GA
Lexington, KY                    Irving, TX
Little Rock, AR                  Jackson, MS
Louisville, KY                   Las Vegas, NV
Mobile, AL                       Spartanburg, SC
Montgomery, AL
Tucson, AZ


The costs associated with the initial construction and operation of a network may vary greatly, in large part because of market variations in geographic and demographic characteristics. To date, management believes that it has been able to deploy its capital most efficiently by constructing, rather than acquiring, fiber optic networks. By constructing all of its networks, ACSI believes it has realized significant cost savings, created considerable networking efficiencies and ensured quality, reliability and high operating standards. In addition to capital expenditure requirements, the Company incurs sales and marketing expenses (including sales commissions), operating and right-of-way costs and property taxes and, in certain markets, franchise fees. Certain of these direct pre-operating costs, to the extent they are related to the construction of networks, are capitalized until the networks are substantially complete, at which time they are then expensed as incurred thereafter. These costs vary depending on the size of the market, the length of time required to build out the network and the rate of growth of the customer base.

The Company is introducing enhanced voice messaging and high-speed data services and plans to roll out local switched services in its target markets during the fourth calendar quarter of 1996. The preceding sentence is forward looking in nature and the introduction of local switched services in the Company's markets may be affected by, among other things, the time required to conclude reasonable economically-efficient interconnection agreements with incumbent ILEC's that operate in the Company's markets and to obtain state public utility commission ("PUC") approvals.

As of March 31, 1996, ACSI had applied for authority to provide switched local exchange telecommunications services in seven states, and had been granted authority in one. The Company plans to complete filings for switched services authority during the calendar quarter ended June 30, 1996 in all states in which it has networks in operation or under construction.

The Company began its interconnection negotiations in March, 1996 with ILECs in states in which it then had networks in operation or under construction. The 1996 Act requires that interconnection between incumbent ILECs and new entrants like the Company initially be resolved through private negotiation. If agreement is reached, it must be submitted to the state PUC for approval and the PUC has 90 days to act. If negotiations are not successful, the parties have a statutory right to seek arbitration by PUCs of outstanding disputes during the 135-160 days following the initial request for interconnection and the PUC must resolve all disputes within nine months of the initial interconnection requests, and then approve the arbitrated agreement within 30 days.
Thus, the Company may begin seeking arbitration of interconnection disputes in the July-August time frame. In this regard, FCC rules interpreting the interconnection obligations of the 1996 Act are expected by August 8, 1996, which will establish national guidelines. PUC resolution of outstanding disputes involving the Company's initial interconnection requests should be completed by the end of January 1997.

In rolling out its new services, the Company will incur additional capital expenditures and operating costs. The amount of these costs will vary based on the number of customers served and the actual services provided to the customers. The Company has reorganized into three business units (Network Services, Advanced Data Services and Switched Services) in order to provide specific focus to each service and maximize cross-marketing opportunities. Although the Company has generated revenues from eleven of its fiber optic networks, on a consolidated basis it is still incurring negative operating and investing cash flows due, in large part, to the funding requirements for its networks currently under construction and to initiate operations for its enhanced voice, data services and other operations.

RESULTS OF OPERATIONS

REVENUES

During the three months ended March 31, 1996 (third quarter fiscal 1996) and the nine months ended March 31, 1996 (the "first three quarters of fiscal 1996"), the Company recorded revenues and had operational networks compared to the three months ended March 31, 1995 (third quarter fiscal 1995) and the nine months ended March 31, 1995 (the "first three quarters of fiscal
1995") and to other prior periods as follows:

                                   Revenues                   Operational
                                                               Networks
Three months ended March, 1995    $   87,385                       4
Three months ended March, 1996    $  816,639                      11

Nine months ended March, 1995     $   95,631                       4
Nine months ended March, 1996     $1,895,812                      11

These revenues were substantially derived from the Company's provision of dedicated special access services. The recurring monthly run-rate revenue at the end of March 1996 was $408,959.

Other network information is as follows:

                       Network     Network     Buildings    Voice
                       Route       Fiber       on the       Grade    Full Time
                       MILES       MILES       NETWORK   EQUIVALENTS EMPLOYEES

AS OF THE PERIOD ENDED:

March 31, 1995          11        1,031          24          16,512      59
March 31, 1996         200        9,466         133         125,208     143

The terms "Voice Grade Equivalents (`VGEs')" or "Voice Grade Equivalent Circuits" are commonly used measures of telephone service equivalent to one telephone line (64 kilobits of bandwidth) actually billed to a customer.


TOTAL OPERATING EXPENSES

Network development and operations expenses for the first three quarters of fiscal 1996 increased to $4,796,067 from $1,220,125 in the first three quarters of fiscal 1995, reflecting the Company's significant increases in personnel, network development and non-payroll operating expenses. These increased costs were associated with developing and establishing centralized engineering, circuit provisioning and network management functions, constructing and initially operating the Company's competitive access networks, and the performance of market feasibility, engineering, rights-of-way and regulatory evaluations in additional target cities. Related personnel costs increased to $1,501,959 in the first three quarters of fiscal 1996 from approximately $791,900 in the first three quarters of fiscal 1995, when the Company was operating primarily as a development stage company. For the third quarter of fiscal 1996, network development and operations expenses increased to $1,954,514 from $ 585,431 in the third quarter of fiscal 1995; related personnel costs increased to $597,842 from approximately $352,900 and other operating costs increased to $1,186,581 from approximately $232,500 for the corresponding periods, as the Company expanded its programs for rights-of-way and indefeasible rights-of use ("IRU's") with significant partners.

In the first three quarters of fiscal 1996, selling, general and administrative expenses increased to $5,929,996 from $2,615,921 in the first three quarters of fiscal 1995. Related personnel costs increased to $3,622,229 in the first three quarters of fiscal 1996 from $1,909,800 in the first three quarters of fiscal 1995, and corresponding operating costs increased to $2,307,767 in the first three quarters of fiscal 1996 from $483,300 the first three quarters of fiscal 1995. This increase reflected costs associated with the Company's efforts in expanding its national and local city sales, marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services. Reflecting these increased activities, third quarter fiscal 1996 selling, general and administrative expenses increased to $2,650,263 from $1,373,368 in the third quarter fiscal 1995. Related personnel costs increased to $1,463,682 in the third quarter fiscal 1996 from $1,079,100 in the third quarter fiscal 1995, and corresponding operating costs increased to $1,186,581 in the third quarter fiscal 1996 from $249,800 in the third quarter fiscal 1995.

Depreciation and amortization expenses increased to $1,413,861 in the first three quarters of fiscal 1996 from $140,172 in the first three quarters of fiscal 1995 and to $630,004 in the third quarter fiscal 1996 from $118,093 in the third quarter fiscal 1995. During the third quarter of fiscal 1996 the Company increased its capital assets by approximately $42,737,680, representing an increase of such assets of more than 293 % over the end of the first three quarters of fiscal 1995. Non-cash stock compensation expense decreased to $3,190,184 for the first three quarters of fiscal 1996 from $4,866,095 for the first three quarters of fiscal 1995 and to $1,985,765 for the third quarter fiscal 1996 from $4,257,464 for the third quarter fiscal 1995. This expense reflects the Company's accrual of non-cash costs for options and warrants granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options and warrants. Certain of these options had put rights and other factors that required variable plan accounting in fiscal 1994 and fiscal 1995 but, at the end of fiscal 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2,500,000 on the Company's put right obligations with respect to those contracts. During the quarter ended September 30, 1995, this limitation was reduced further to $2,000,000.

Interest and other income increased to $ 1,438,817 for the first three quarters of fiscal 1996 from $ 189,474 in the first three quarters in fiscal 1995 and to $661,313 for the third fiscal quarter of 1996 from $ 93,664 in the third fiscal quarter of 1995. Interest expense and other costs increased to $6,374,884 in the first three quarters of fiscal 1996 from $214,900 in the first three quarters of fiscal 1995 and increased to $3,500,624 in the third quarter fiscal 1996 from $85,897 in the third quarter fiscal 1995. These increases in interest income and expenses reflected the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995 and its 13% Senior Discount Notes (the "2005 Notes") in November, 1995. The increase in interest and other expenses reflected the accrual of interest related to the 2005 Notes and the Company's increased borrowings under its secured financing facility with AT&T Credit Corporation (the "AT&T Credit Facility"). Payments of principal and interest on the AT&T Credit Facility will begin in calendar 1997, payments of interest on the 2005 Notes do not begin until November, 2000 and payments of interest of the Company's 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") do not begin until October 2001.

Debt conversion expense in the first three quarters of fiscal 1995 totaled $5,000, reflecting expenses incurred in connection with the conversion of certain of the Company's debt to equity in September 1994. AT&T Credit Corporation's minority interest in the Company's operating subsidiaries for which it provided funding, reduced operating losses by approximately $190,668 and $102,074 for the first three quarters and third quarter of fiscal 1996, respectively, and by $16,155 and $4,495 for the first three quarters and third quarter fiscal 1995, respectively.

LIQUIDITY AND CAPITAL RESOURCES


The Company has been dependent upon external financing to fund its operations. The primary sources of funds used to finance the building of existing networks and the completion of new targeted networks have been the Company's two Preferred Stock private placements completed in October 1994 and June and November 1995, the AT&T Credit Facility, the private offering in November 1995 of 190,000 Units (the "Units") consisting of $190,000,000 principal amount of 2005 Notes and warrants to purchase 2,432,000 shares of the Company's Common Stock at a price of $7.15 per share (the "Warrants") and a private offering in March 1996 of $120,000,000 of 2006 Notes. The Company obtained approximately (i) $77,000,000 in financing and financing commitments from the Preferred Stock private placements and the AT&T Credit Facility, (ii) $96,826,000 from the private offering of the 2005 Notes and (iii) $61,800,000 from the private offering of the 2006 Notes. The 2005 Notes will accrete at a rate of 13% to an aggregate principal amount of $190,000,000 by November 1, 2000 after which cash interest will be due on a semi-annual basis.
The 2006 Notes will accrete at a rate of 12-3/4% compounded semi-annually, to an aggregate principal amount of $120 million by

April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12-3/4% and will be payable in cash semi-annually on April 1 and October 1, commencing on October 1, 2001. The Notes will mature on April 1, 2006. Payments of principal and interest on the AT&T Credit Facility will begin in calendar 1997.

The Company intends to continue to use these funds towards the completion of the Company's 30-city business plan including the development and construction of a total of thirty fiber optic networks, the further development and introduction of new services including enhanced voice messaging, high-speed data and local switched services, for expansion of the Company's existing networks and to fund negative operating cash flow until break-even. The Company estimates the total capital requirements for implementation of its 30-city business plan will aggregate between $250 and $275 million through fiscal 2000. ACSI will consider the sale of debt or equity securities or increases in existing credit facilities to fund the completion of its plan. Any acquisitions that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required. Certain covenants in the Indentures for the 2005 Notes and the 2006 Notes may restrict the Company's ability to incur additional indebtedness.

PART II      OTHER INFORMATION

ITEM 2.CHANGES IN SECURITIES


(a) In response to voting rights issues raised by the Nasdaq Stock Market staff concerning the Company's governance structure, the Company amended its Certificate of Incorporation, which amendments were approved by the stockholders of the Company at the annual meeting held on January 26, 1996 (the "Annual Meeting"), such that the Board generally will be composed of seven members, four of whom will be elected by the holders of the Company's Common Stock and three of whom will be elected by the holders of the Company's Preferred Stock. Pursuant to the Governance Agreement dated November 8, 1995 between the Company and certain holders of its Preferred Stock (the "Governance Agreement"), until June 26, l996, the Board was to consist of eleven members, four of whom were elected by holders of the Common Stock and seven of whom were elected by holders of the Preferred Stock. On February 26, 1996, the Company and the other parties to the Governance Agreement signed the Supplemental Governance Agreement pursuant to which the Board was reduced to seven members, four of whom were elected by holders of the Common Stock and three of whom were elected by holders of the Preferred Stock. When the Board was reduced to seven members on February 26, 1996, Richard A. Kozak, Steven
      G. Chrust, Frederick Galland and Cathy Markey, all of whom had been elected by the holders of the Company's Preferred Stock, resigned.

      At the Annual Meeting, a number of resolutions were approved which amended the Company's Certificate of Incorporation. First, the stockholders approved a proposal to amend the Certificate of Incorporation to allow the board of Directors to amend the Company's by-laws, in addition to the stockholders, as provided under Delaware law. Second, the stockholders approved a proposal to amend the Company's Certificate of Incorporation to clarify that the prohibition on cumulative voting did not apply to holders of the Company's Preferred Stock. Third, the stockholders approved a proposal to change the definition of "triggering events" which cause the dividend rate to increase and the size of the Board of Directors to increase upon the occurrence of certain events.
      Fourth, the stockholders approved a proposal to amend the Certificate of Incorporation to provide for voting by the holders of the Preferred Stock as a separate class to approve certain matters, such as the authorization or creation of a new class or additional classes of stock on a par with or senior to the Preferred Stock, the amendment of the Company's Certificate of Incorporation or by-laws, a merger, consolidation or combination with another business involving the Company, and the sale of substantially all the assets of the Company. Finally, the stockholders approved an amendment to the Company's Certificate of Incorporation to permit the Company to reissue Preferred Stock acquired by the Company through the conversion of Preferred Stock or by other means.

(b) Pursuant to the Indentures for the 2005 Notes and 2006 Notes, the Company may not make certain Restricted Payments (as defined in the Indentures) unless certain financial covenants are satisfied. Accordingly, under this restriction, the Company may not pay dividends on the Company's Stock unless certain financial ratios are satisfied. A copy of the Indenture for the 2005
      Notes was filed as an exhibit to a registration statement on Form S-4 filed by the Company on December 12, 1995 (file No.33-80305), and a copy of the Indenture for the 2006 Notes was filed as an exhibit to the Company's Current Report on Form 8-K filed with the SEC on April 11, 1996.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)   An Annual Meeting of stockholders was held on January 26, 1996.

(b) The directors elected by the holders of the Company's Common Stock were Anthony J. Pompliano, Benjamin R. Giess, Peter C. Bentz, and George M. Middlemas. The directors elected by the holders of the Company's Preferred Stock were Christopher L. Rafferty, Olivier L. Trouveroy, Edwin M. Banks, Steven G. Chrust, Richard A. Kozak, Frederick
      Galland and Cathy Markey.

(c) The matters voted upon at the annual meeting and the results of the voting are set forth below. All of the proposals discussed below were approved by the stockholders at the annual meeting. Brokers' non-votes were not applicable.

(i) The stockholders voted 4,099,222 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 215 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 30,000,000 to 75,000,000;

(ii) The stockholders voted 4,007,050 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 79,887 shares of Common Stock and 0 shares of Preferred Stock against and 12,500 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to confer the power to adopt, amend or repeal the by-laws on the board of directors in addition to the stockholders;

(iii) The stockholders voted 4,085,702 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 1035 shares of Common Stock and 0 shares of Preferred Stock against and 12,500 shares of Common stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to clarify that the prohibition on cumulative voting applies solely to the Company's Common Stock;

(iv) The stockholders voted 4,085,702 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 13,735 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to further limit personal liability of directors and to provide indemnification for the Company's officers, directors, employees and agents;

(v) The stockholders voted 4,081,544 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 17,893 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to alter the size and voting of the Board;

(vi) The stockholders voted 4,085,702 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 1235 shares of Common Stock and 0 shares of Preferred Stock against and 12,500 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to alter the structure of the committees of the Boards of Directors of the Company's subsidiaries and to amend the provision for payment of certain expenses of Directors;

(vii) The stockholders voted 4,086,722 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 215 shares of Common Stock and 0 shares of Preferred Stock against and 12,500 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to alter the definition of triggering events which cause the dividend rate of the Preferred Stock and the size of the Board to increase;

(viii)The stockholders voted 4,082,555 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 16,882 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to alter the class voting rights of the Preferred Stock;

(ix) The stockholders voted 4,081,735 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 17,702 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's Certificate of Incorporation to eliminate the provision prohibiting the Company from reissuing Preferred Stock acquired by the Company;

(x) The stockholders voted 4,086,937 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 0 shares of Common Stock and 0 shares of Preferred Stock against and 12,500 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's by-laws to conform the by-laws to the Certificate of Incorporation with respect to the calling of special meetings of the stockholders;

(xi) The stockholders voted 4,099,216 shares of Common stock and 447,606 shares of Preferred Stock in favor, 221 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's by-laws to conform the by-laws to the Certificate of Incorporation with respect to voting with respect to the Company's Preferred Stock and Directors;

(xii) The stockholders voted 4,099,216 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 221 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's by-laws to conform the by-laws to the Certificate of Incorporation, as amended, with respect to the size and voting of the Board;

(xiii)The stockholders voted 4,099,437 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 0 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's by-laws to conform the by-laws to the Certificate of Incorporation, as amended, with respect to class voting in connection with board elections and to provide for the removal and replacement of Directors in accordance therewith;

(xiv) The stockholders voted 4,099,216 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 215 shares of Common Stock and 0 shares of Preferred Stock against and 6 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's by-laws to conform the by-laws to the Certificate of Incorporation, as amended, with respect to the membership criteria of the Compensation and Audit Committees of the Board;

(xv) The stockholders voted 4,070,064 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 29,373 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's by-laws to expand indemnification of the officers, directors, employees and agents of the Company;

(xvi)The stockholders voted 4,008,055 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 91,367 shares of Common Stock and 0 shares Preferred Stock against and 15 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's by-laws to conform the by-laws to the Certificate of Incorporation, as amended, with respect to conferring the power to adopt, amend or repeal the by-laws on the Board in addition to the stockholders;

(xvii)The stockholders voted 4,073,217 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 13,720 shares of Common Stock and 0 shares Preferred Stock against and 12,500 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common stock reserved for issuance upon exercise of options granted under the 1994 Plan from 710,000 to 1,910,000 to permit discretionary grants of options to independent directors to eliminate the provision which provides that formula grants of options to independent directors become exercisable one year from the date of grant;

(xviii) The stockholders voted 4,081,550 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 17,887 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the proposal to ratify the Indemnity Agreements with current officers and directors of the Company; and

(xix) The stockholders voted 4,082,770 shares of Common Stock and 447,606 shares of Preferred Stock in favor, 16,667 shares of Common Stock and 0 shares of Preferred Stock against and 0 shares of Common Stock and 0 shares of Preferred Stock abstaining with respect to the ratification of the selection of KPMG Peat Marwick LLP, Independent Certified
      Public Accountants, to audit the Consolidated Financial Statements of the Company for the fiscal year ending June 30, 1996.

(xx) The stockholders voted for the nominees to the Board of Directors of the Company as follows:

     A) Anthony J. Pompliano, 4,080,260 shares of Common Stock in favor, 19,177 shares withheld.

     B) Benjamin P. Giess, 4,080,260 shares of Common Stock in favor, 19,177 shares withheld.

     C) Peter C. Bentz, 4,080,260 shares of Common stock in favor, 19,177 shares withheld.

     D) George M. Middlemas, 4,080,260 shares of Common Stock in favor, 19,177 shares withheld.

     E) Christopher L. Rafferty, 447,606 shares of Preferred Stock in favor, and 0 shares withheld.

     F) Olivier L. Trouveroy, 447,606 shares of Preferred Stock in favor, and 0 shares withheld.

     G) Edwin M. Banks, 447,606 shares of Preferred Stock in favor, and 0 shares withheld.

     H) Steven G. Chrust, 447,606 shares of Preferred Stock in favor, and 0 shares withheld.

     I) Richard A. Kozak, 447,606 shares of Preferred Stock in favor, and 0 shares withheld.

     J) Frederick Galland, 447,606 shares of Preferred Stock in favor, and 0 shares withheld.

     K) Cathy Markey, 447,606 shares of Preferred Stock in favor, and 0 shares withheld.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits   (numbered   in   accordance  with  Item  601  of
    Regulation S-K)


Exhibit                                Page
NUMBER   DESCRIPTION                   NUMBER

11.1     Computation of Primary Net Income
         Per Share                     E-1

27.0     Financial Data Schedule       E-3


(b) Reports on Form 8-K

On March 11, 1996, the Company filed with the Commission a
Current Report on Form 8-K dated February 29, 1996, to announce the possible underwritten public offering of 5 million shares of the Company's Common Stock, the proceeds of which would be used to fund the Company's 30-city network plan and implementation of its local and switched services business.

On April 11, 1996, the Company filed with the Commission a Current Report on Form 8-K dated March 26, 1996, to announce the completion of the private placement of $120,000,000 of the Company's 12 3/4%
Senior Discount Notes due 2006.

                          SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         AMERICAN COMMUNICATIONS SERVICES, INC.
                         (Registrant)


MAY 14, 1996                       /S/ RICHARD A. KOZAK
                         (Richard A. Kozak,  President and CEO)


MAY 14, 1996                  /S/ HARRY J. D'ANDREA
                         (Harry J. D'Andrea, Chief Financial Officer)