Form 10KSB
period 1996-06-30
AMERICAN COMMUNICATIONS SERVICES INC
filed 1996-10-01
CIK 932140

THIS DOCUMENT IS A COPY OF THE ANNUAL REPORT ON FORM 10KSB
                FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OF
                  AMERICAN COMMUNICATIONS SERVICES, INC.
            FILED ON OCTOBER 1, 1996 PURSUANT TO A RULE 201
                    TEMPORARY HARDSHIP EXEMPTION.


                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10 - KSB
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

    For the fiscal year ended: June 30, 1996 Commission File number 0 - 25314

                     AMERICAN COMMUNICATIONS SERVICES, INC.
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

                               DELAWARE 52-1947746
         (State or other jurisdiction of (I.R.S. Employer Identification incorporation or organization) No. formerly 05-0440761)

           131 National Business Parkway Annapolis Junction, MD 20701
                    (Address of Principle Executive Offices)

                    Issuer's telephone number (301) 617-4200

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $0.01 per share
                                (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the last 90 days. YES X NO_________

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Issuer's revenues for the fiscal year ended June 30, 1996 were $3,415,137.

     The aggregate market value of the voting stock held by non-affiliates based upon the last reported sales price of a share of common stock as reported on the Nasdaq National Market on September 20, 1996 was $36,551,138. As of September 20, 1996 there were 6,761,466 shares of common stock outstanding, par value $0.01 per share outstanding.

The Index to Exhibits appears on page 63.

                       Documents Incorporated By Reference

The registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on November 15, 1996, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                        1996 FORM 10 - KSB ANNUAL REPORT
                                      Index

Part I                                                                Page


Item 1.  Business                                                       1

Item 2.  Properties                                                    46

Item 3.  Legal Proceedings                                             46

Item 4.  Submission of Matters to a Vote of Security Holders           47

Part II

Item 5.  Market for Common Equity and Related Stockholders             48
                  Matters

Item 6.  Management's Discussion and Analysis of Results of            50
                  Operations and Financial Condition

Item 7.  Financial Information                                         61

Item 8.  Changes in and Disagreements with Accountants on              61
                  Accounting and Financial Disclosure

Part III

Item 9   Directors and Executive Officers of the Registrant            62

Item 10. Executive Compensation                                        62

Item 11. Security Ownership of Certain Beneficial Owners and           62
                  Management

Item 12. Certain Relationships and Related Transactions                62

Item 13. Exhibits and Reports on Form 8-K                              63

                                     Part I

Item 1.  Business
         --------



Industry Overview

     The continuing deregulation of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. The ability to access information quickly has become critical to the success of both business and government end users. Both voice and data communications traffic of large business and government end users have increased significantly. In addition, deregulation has led to an increase in competition in the telecommunication services industry, most recently in the local exchange markets. Competitive local exchange carriers ("CLEC") such as American Communications Services, Inc. ("ACSI" or "Company") have sought to take advantage of the opportunities presented by increased competition and the demand for timely and reliable telecommunications services. Regulatory initiatives in the telecommunications industry introduced to foster competition in the local exchange market have stimulated demand for local voice services, the total market for which was approximately $93.0 billion in 1994.

     Several factors have served historically to promote competition in the local exchange market, including (i) rapidly growing customer demand for an alternative to the local exchange carrier's ("LEC") monopoly, spurred partly by the development of competitive activities in the long distance market; (ii) advances in the technology for transmission of data and video, which require greater capacity and reliability levels than copper-based LEC networks were able to accommodate; (iii) a monopoly position and rate of return-based pricing structure that provided little incentive for LECs to upgrade their networks;
(iv) the development of fiber optics and digital electronic technology, which combined the ability to build a network economically with the ability to transmit data and video at high-speeds and greatly increased capacity as compared to the LECs' copper-based networks; and (v) the significant access charges that long distance companies (interexchange carriers or "IXC") were required to pay to LECs to access the LECs' networks.

    Competition in the local exchange services market began in the mid-1980s. In New York City, Chicago and Washington, D.C., newly formed companies, known as competitive access providers ("CAPs"), provided dedicated non-switched services by installing fiber optic facilities connecting points of presence ("POPs") of IXCs within a metropolitan area and, in some cases, connecting business and government end users with IXCs. Most of these early CAPs operated limited networks in the central business districts of major cities in the US where the highest concentration of voice and data traffic, including IXC traffic, is typically found. CAPs used the substantial capacity and economies of scale inherent in fiber optic cable to offer customers service that was generally less expensive and of higher quality than could be obtained from the LECs due, in part, to antiquated copper-based facilities used in many LEC networks. In addition, based on management's experience, CAPs offered shorter installation and repair intervals, improved reliability and more responsive customer service in comparison to the LECs.

    Initially, CAPs could effectively compete only for special access and private line services to customers in buildings directly connected to their separate networks. The Federal Communications Commission's ("FCC") interconnection decisions of September, 1992, and August, 1993, allowed CAPs to significantly increase the number of customers and markets serviced without physically expanding their networks. Those interconnection decisions also enabled CAPs to provide interstate switched access services in competition with LECs, which has encouraged the development of competitive interstate switched access market.

    With the enactment of the Telecommunications Act of 1996 ("Telecommunications Act") in February of this year, the Company believes that competition in the local telecommunications marketplace will be enhanced through
(i) removal of state and local entity barriers, (ii) requirements that LECs provide interconnections to their facilities, (iii) facilitation of the process of changing from LEC services to those offered by CLECs and (iv) access to rights-of-way. To the extent that LECs begin to compete with IXCs for long distance services, IXCs may have a competitive incentive to move access business away from LECs to CLECs, and CLEC market share may increase.

The Company

    ACSI is a rapidly growing CLEC that constructs and operates digital fiber optic networks and offers local telecommunications services to IXCs and business and government end users in Tier II and Tier III markets (200,000 to 2,000,000 in population) principally in the southern United States. The Company provides non-switched dedicated services, including special access, switched transport and private line services. These services generally are offered by the Company at a discount to those of the LEC and are delivered with a high level of network reliability. In addition to these dedicated services, the Company is developing and has begun offering high-speed data services to business, government and other communications providers (including Internet service providers, or "ISPs"). High-speed data services include Internet Protocol ("IP") switching, frame relay and Asynchronous Transfer Mode ("ATM"). Management believes this wide range of data services will ensure support of legacy, current and emerging applications, including multimedia applications such as desktop videoconferencing. The Company has also begun offering on a limited basis enhanced voice messaging services. Management believes that successful marketing of these high-speed data and enhanced voice messaging services should provide the Company with increased revenues, an expanded end-user customer base and relevant marketing experience that can be leveraged into offering local switched voice services. The Company plans to begin offering local switched voice services by late 1996.

As of June 30, 1996, ACSI had 15 operational networks and nine additional networks under construction. Since June 30, 1996, the Company has completed construction of three of the networks under construction at June 30, 1996 and begun construction of six additional networks. From June 30, 1995 to June 30, 1996, the Company increased its operational networks from five to 15 and increased its route miles from 43 to 415. The Company intends, subject to receipt of necessary additional financing, to have a total of 50 local distribution networks in service or under construction by the middle of calendar year 1998. To date, management believes that it has been able to use its capital most efficiently by constructing, rather than acquiring, fiber optic networks. By constructing all of its networks, ACSI believes it has realized significant cost savings, created considerable networking efficiencies and ensured quality, reliability and high operating standards. The Company believes the concentration of its 50 networks principally throughout the southern United States, together with its planned inter-city broadband data backbone network, will provide an effective platform for the provision of its local switched voice, enhanced voice messaging and high-speed data services at reduced costs. ACSI's management team includes several pioneers in the development of the competitive access industry with demonstrated expertise in successfully deploying fiber optic networks and aggressively managing operations to generate positive operating cash flow.

                                  ACSI Networks

                                                       Targeted to be
                                                       Operational by
Operational as of September 30, 1996                   December 31, 1996
                                                       -----------------

Albuquerque, NM            Las Vegas, NV               Amarillo, TX
Birmingham, AL             Lexington, KY               Baton Rouge, LA
Charleston, SC             Little Rock, AR             Central Maryland
Columbia, SC               Louisville, KY              Chattanooga, TN
Columbus, GA               Mobile, AL                  Colorado Springs, CO
El Paso, TX                Montgomery, AL              Corpus Christi, TX
Fort Worth, TX             Spartanburg, SC
Greenville, SC             Tucson, AZ                  Targeted to be
Irving, TX                                             Operational by
Jackson, MS                                            March 31, 1997
                                                       --------------


                                                       Dallas, TX
                                                       Jacksonville, FL
                                                       Kansas City, MO
                                                       New Orleans, LA
                                                       Shreveport, LA
                                                       Tulsa, OK

    Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward-looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Certain statements contained in "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, regulatory reform and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 hereto constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Company Strategy

The Company's objective is to become a leading provider of dedicated and private line, high-speed data, including IP switching, and enhanced voice messaging and local switched voice services in its 50 planned markets by implementing the following strategies:

        Early Entry in Tier II and Tier III Markets in the Southern United States. The Company principally targets Tier II and Tier III markets, as they are generally subject to less competition from other CLECs relative to larger, more developed Tier I markets, thereby generally enabling the Company to achieve market penetration quickly. ACSI intends to continue focusing its market entry principally in areas of the southern United States because of attractive demographic trends and expected growth in demand for telecommunications services in these regions, which the Company believes have been underserved to date. Between 1989 and 1994, the rate of access line growth in all regions of the South exceeded the national average by approximately two and one-half times. Additionally, the 18-state area targeted by the Company accounts for approximately 37% of the US population and approximately 35% of the total access lines in the United States. Although not precluding entry into a particular market by competitors, the Company believes that the first operational competitive network in a market generally has a competitive advantage in attracting customers willing to switch from the LEC. Management believes that the Company will be the first competitor to offer dedicated services in half of the above-listed 30 markets.

    Building on Strong Relationships with IXCs. ACSI has significant customer relationships with most of the major IXCs serving its markets. Currently, a substantial portion of the Company's revenues is billed to IXCs for services provided for the benefit of their customers (i.e. private label). IXCs often choose the access provider for the local portion of a long distance call and have a strong presence in all of the Company's target markets. By demonstrating its ability to provide high quality services in its existing markets and by not providing interexchange service in competition with the IXCs, the Company has the opportunity to obtain commitments for dedicated services from IXCs in new markets. The Company has signed a five-year agreement with MCImetro Access Transmission Services, Inc. ("MCImetro"), in which MCImetro has agreed to purchase minimum levels of dedicated services from ACSI and has committed to construct portions of ACSI's fiber optic networks in six cities. The Company has also signed agreements with AT&T Communications, Inc. ("AT&T") and two other IXCs, pursuant to which the Company expects AT&T and such other IXCs to use the Company as a supplier of dedicated special access services, as well as such other services as may be agreed upon, in particular markets. Additionally, the Company is currently negotiating similar arrangements with other IXCs. The Company markets its services directly to the end user in conjunction with IXC representatives. The Company expects further growth to the extent that LECs begin to compete with IXCs for long distance services, thereby providing IXCs with a competitive incentive to move access business away from LECs to CLECs. Moreover, because the Telecommunications Act prohibits the three largest IXCs from jointly marketing their long distance services with resold local services of a Regional Bell Operating Company ("RBOC") (until that RBOC itself offers in-region long distance service), the Company believes that IXCs should have incentive to resell CLEC services.

        Aggressive Bottom-Line Approach to Network Deployment. The Company rapidly deploys its networks and markets its services in order to quickly achieve operating cash flow breakeven, i.e., positive EBITDA (net income
    (loss) before net interest, income taxes, depreciation and amortization) before overhead allocations. The Company's objective is to commence construction of a network in the central business district of a market immediately upon receipt of the requisite municipal approval. ACSI targets completion of its initial network phase and commencement of commercial service in a market within approximately six months after the start of construction. The Company typically begins premarketing its services at the start of construction so that once a network becomes operational, customer demand already exists for its dedicated services. The Company then seeks to extend the reach of its network outside the central business district in response to customer demand. ACSI anticipates that each dedicated services network will achieve operating cash flow breakeven within ten to fifteen months after commencement of service. In its more mature markets, Louisville, Little Rock and Greenville, the Company achieved operating cash flow breakeven in a year or less after initiation of service.

    Cost-Effective Entry into Local Switched Voice and Value-Added Services. To take advantage of the opportunities created by the Telecommunications Act and following receipt of state regulatory approval and LEC interconnections, the Company plans to offer local switched voice services beginning in the 4th calendar quarter of 1996 where it is deploying local distribution networks. The Company expects to deploy telecommunications switching equipment in eight markets by mid-1997 and in 24 markets by early 1999. To take advantage of the size and regional concentration of ACSI's markets, where technically feasible and economically practicable, the Company plans to implement a hubbed switching strategy whereby one switch can serve multiple smaller markets via remote switching modules. This strategy would justify the switch investment in Tier II and Tier III markets by reducing capital costs and operating expenses. The Company recently agreed initially to lease eight Lucent Technologies, Inc. 5ESS-2000 switching systems. The Company believes that providing dedicated, enhanced voice messaging and high-speed data services will enhance the Company's ability to cross-market local switched voice services.

       The Company's local switched voice services plan is targeted at small and medium sized business and government end users. The typical customer is expected to have between ten and 100 employees. The Company plans to initially target users within the buildings of ACSI's existing customers to connect such users directly to its network and then to offer its services to customers that are not directly connected to the Company's network through interconnection with the incumbent LECs. In accordance with the Telecommunications Act, the Company has negotiated partial agreements for interconnection with BellSouth, Southwestern Bell, US West and GTE, covering a total of 12 states and is currently arbitrating outstanding issues before public service commissions ("PSCs") in those states. In addition, the Company is negotiating interconnection agreements with Bell Atlantic and Sprint Central. The Company believes that many of these potential customers can be gradually attracted as the Company expands the range of local switched voice services within specific buildings, thereby justifying the expansion of the Company's network to connect these additional customers and buildings.

    Additionally, the Company will seek existing and emerging technical solutions in order to serve smaller markets, where feasible and cost justified. The Company will continue to seek and evaluate opportunities in the future to deploy regional switching hubs that can serve multiple smaller markets. In addition, the Company is evaluating opportunities, on a market-by-market basis, to partner with certain entities that have local switching requirements, experience, facilities and/or back-office operations that can result in mutually beneficial alliances. Successful negotiation of switching partnerships may further reduce the Company's capital and operating expenses associated with the provisioning of local switched services in its markets.

       The Company believes that its local digital fiber optic networks, coupled with the distributed hub configuration and its planned broadband inter-city data network, will provide a robust platform for the provision of a wide variety of voice, data and communications services at a reduced cost. Over time, the Company believes it can increase its market share in all of its service offerings as a result of the reliability and quality of its networks, prompt customer service, competitive pricing, cross-marketing/bundling synergy's and new service offerings over its target 50-city market area.

    ACSI has begun offering on a limited basis a range of enhanced voice messaging services to small and mid-sized business and government end users. The Company's initial offerings of enhanced voice messaging services include business voice messaging services utilizing the Company's First Line and First Line Plus products and one-number services utilizing the Company's Virtualine and Virtualine 800 products. The Company's enhanced voice messaging service can function as a virtual PBX. Management believes that the market for voice messaging services in 1993 was approximately $1.4 billion, that this market is underserved and that, with the availability of enhanced voice messaging services such as the Company's, this market has the potential for continued, rapid growth as customers become more accustomed to use of these services. The Company believes that this market should also serve as an additional customer base to which the Company can market its local switched voice services.

    Developing a Broadband Data Communications Backbone Network with Extensive Local Points of Presence. The Company believes that switched data communications represent one of the fastest growing segments of the telecommunications services market. Industry sources estimate that the US business switched data services market was approximately $1.1 billion in 1995 and the Company believes that this market will grow to approximately $10.0 billion by 2000 due, in part, to the continuing proliferation of computers and the increasing need to interconnect these computers via local and wide area networks, the dramatic growth of the Internet and the emergence of multimedia applications. Together, these applications have spawned numerous network technologies and communications protocols to support legacy, current and emerging needs. The domestic network infrastructure currently supporting both voice and data transport requirements is being strained by the increasing demand for high bandwidth transport at both the local and national levels. The Company believes that the growth of high speed applications will further strain the networks that exist today. Unless additional network infrastructure supporting these high bandwidth requirements is developed, the ability of existing networks to service the demand for both speed and capacity may continue to be strained and may result in further degradation of the quality of service afforded by network service providers. The Company believes that this constraint in bandwidth capacity creates a significant business opportunity for the Company, particularly in its Tier II and Tier III markets, which have largely been ignored by the larger data communications providers.

    The Company is deploying a coast-to-coast broadband data communications backbone network via leased inter-city fiber connections on which customers' high-speed data and multimedia traffic may be transported at a high-quality level on a cost-effective basis. ACSI believes its ATM-based high bandwidth network will be capable of simultaneously supporting IP switching, frame relay and multimedia applications. This technology will allow network customers to migrate transparently from lower speed services to high bandwidth services, as their data communications requirements expand. The Company currently has 25 data POPs, and plans to have 40 data POPs in service by the end of calendar year 1996. The Company believes this backbone, coupled with its planned 50 local distribution networks, provides the Company with both a service quality and a cost advantage for its high speed data services.

The Company believes that it can become a major provider of high-speed data communications services (including IP switching, frame relay and ATM) in the southern United States by:

    - Offering Data Communications Solutions Based on Proven Carrier-Grade, Standards-Based Technology with Flexible and Superior Back-Office Systems. The Company believes open and carrier-grade, standards-based technology is necessary for companies to compete effectively (with respect to features and price), avoid costly conversion from legacy systems, offer multiple data solutions with minimal equipment and manpower cost, and cost effectively establish interconnection among key IXCs, LECs and customers. The Company believes that its ability to maintain flexibility on provisioning and billing with respect to its initial and future product offerings and pricing differentiates ACSI from its competitors. Examples of the billing flexibility that the Company plans to offer include accounting and billing information at the wholesale level to IXCs and resellers,  retail level  accounting  and billing  information to business customers and ISPs, flat/transaction billing, volume discounts (multi-product/multi-service) and chain billing.

    - Packaging Complex Data Solutions as a Simple Offering. ACSI packages its data communications service capabilities through a solutions-oriented, consultative selling approach supported by a highly trained sales and support staff, which provides the customer with easy and uncomplicated access to a series of complex services. Pricing, provisioning, and customer interface to the product has been structured as simply as possible. The Company expects that one-stop shopping through ACSI's data services business unit will facilitate implementation and minimize customers' need to interface with multiple vendors. A complete service offering capability is expected to enable the Company to provide improved quality of service as an "upstream" network provider to regional and local service providers as well as to public sector, corporate and institutional customers.
                                     Page 10

    - Addressing the Need for High Bandwidth Data Network Infrastructure in the Southern United States. The Company believes that, to date, major data services providers, such as the IXCs, have focused on serving the Tier I markets. An increasing number of regional, national and multinational corporations are located in mid-sized markets within the southern United States (the principal target markets of ACSI's local network infrastructure) and are demanding the entire range of switched data communications services, including IP switching, frame relay and high bandwidth transport services. The Company believes there is inadequate data services infrastructure in this region to support these services.

    - Offering Integrated Data Communications Services Via a Single High Bandwidth Network. While current growth in demand for data communications services has been focused on IP switching and frame relay services, the Company does not believe that either has been engineered to meet the growing demand for bandwidth. The Company believes that end users will benefit from being able to have their diverse data communications needs met by a single provider over a single network. By deploying an ATM-based, high bandwidth network, the Company can offer business, institutional and government customers the entire range of switched data communications service offerings through a single integrated network, aggregating traffic and increasing network efficiencies, managing bandwidth, ensuring consistent delivery and servicing of customers' diverse data communications requirements. This backbone should enable the Company to expand its range of service coverage and offerings.

    - Leveraging Local Network and Switching Infrastructure to Reduce Cost of Service. Local access charges and switched local lines are a major cost component of data communications. Most data communications service providers, such as IXCs and ISPs, do not currently have local distribution network facilities in place and, therefore, must purchase these local components from other parties such as the LEC or a CLEC. Similarly, to the extent data service requirements include a need for local switched services, these lines must be obtained from the LEC or a CLEC with local switching capability. Because ACSI is planning local network facilities in 50 markets and switching capability in at least 24 of those markets, the Company believes that it can provide data communications services to customers in those markets where it has network and switching facilities at a lower cost with higher quality of service.

    The Company believes that the following data communications services constitute the principal growth areas in commercial data market:

        Internet Access Services. Businesses are increasingly using the Internet to transmit e-mail, engage in commercial transactions (e.g., electronic commerce) and develop internal communications networks, or "intranets." Businesses are also using the World Wide Web to disseminate information about their products and services. Increasing business utilization of the Internet has added to the demand for higher- speed Internet connections, increased port capacity and secure network facilities.

        Industry analysts estimate that the number of Internet users during the past five to ten years has grown by 100% a year. Demand for Internet services, including access (i.e., services connecting users to the Internet), applications (such as "Web browsers") and hardware, has resulted in significant demand for local and interexchange communications network services, applications software and systems integration services. The current U.S. market for IP switching is estimated to be approximately $550.0 million and is projected to grow to approximately $3.5 billion by 2000.

        Managed Services. Managed services are comprehensive value-added offerings that provide the design, installation, and on-going management, maintenance and hardware (such as switches, routers and modems) for a customer's network. By eliminating many of the timing, coordination and inter-operability issues that arise in installations requiring multiple vendors to design and install a network, managed services offer a single source solution. In addition, configuration management issues, such as maintaining consistent versions of the router software, deploying consistent configurations and overall network management, are addressed in most managed services offerings.

    While managed services can be provided for all data communications applications and technologies (including frame relay and ATM), the most immediate market opportunity for managed services is with local and regional ISPs. Managed services, via a turnkey approach, address numerous network implementation, expansion and management issues for ISPs, including the provision of hardware of local lines and dedicated circuits, and securing physical space via collocation for expansion of the ISP's network hardware. Collocation of the ISP's equipment in the managed services provider's network facility also reduces the ISP's local access costs by reducing circuits to approach the "zero-mile" level. Finally, because a managed services provider can aggregate and consolidate interexchange data communications traffic from multiple customers (and thus purchase transport at more cost effective higher bandwidths, e.g., 45 mbps versus 1.5 mbps), the provider can offer ISPs lower pricing on their interexchange (longhaul) transport than if the ISPs obtained the service directly from a longhaul carrier (such as an IXC). The U.S. market for Internet-related data network equipment was an estimated $800.0 million in 1995 and is projected to grow to approximately $4.0 billion by the year 2000. Managed service providers can penetrate this market for network equipment through bundling an ISP's hardware needs with network services on a turnkey basis.

        Frame Relay. Frame relay service is a fast-packet transport solution targeted at LAN-to-LAN and legacy networks such as SNA. Frame relay service is designed to meet fluctuating, or periodic, data transfer requirements by offering shared virtual bandwidth connectivity at high speed. Frame relay services offer low cost data transmission with generally minimal delay, few errors and high speed performance. Frame relay provides a solution that satisfies customer requirements for integrated, cost-effective data communications in environments where transmission needs fluctuate. As users' requirements expand into multimedia applications, which require higher bandwidth, frame relay offers a natural migration path to ATM. Industry sources project that the U.S. market for frame relay services will grow from an estimated $1.3 billion in 1996 to approximately $3.7 billion by the end of the year 2000.

          ATM. ATM is a high bandwidth service providing virtual networking for voice, data and multimedia traffic. The ability to combine all three media provides opportunities to reduce costs associated with running three separate networks for each medium. The major benefits of ATM include providing shared access to trunk bandwidth for multiple application and application types, minimizing the number of wide area connections needed, and supporting user access speeds of at least 1.5 mbps (T-1). Frame relay customers whose capacity requirements increase can achieve cost savings by migrating to fractional T-3 transmission speeds (between 1.5 mbps and 45 mbps) or to full 45 mbps and higher connectivity. Large customers, such as regional or national ISPs, financial institutions and other entities with very high volume data transport requirements, may also seek redundant dedicated transport at T-3 to OC-3 levels or higher, essentially obtaining the same level of network capacity and self-healing network reliability as a dedicated facilities customer with SONET service. Local ATM applications include native speed LAN connectivity, diagnostic imaging, videoconferencing and other high bandwidth applications. Industry sources estimate the ATM market will be approximately $63.0 million during 1996, and the Company believes that this market will increase to approximately $1.6 billion by the end of 2000.

    Attract and Retain a Management Team with Extensive Telecommunications Experience. The senior management of ACSI pioneered the development of many of the first fiber optic networks in Tier I markets in the United States and has substantial experience in rapidly building cost-effective networks and managing service operations. The Company's Chairman, Anthony J. Pompliano, is the co-founder and former President and Chief Executive Officer of MFS. Richard A. Kozak, the Company's President and Chief Executive Officer, has held senior management positions at several telecommunications companies, including MFS and Sprint International (formerly Telenet Communications Corporation). Other members of the Company's senior management team have experience working at MFS Communications Group, Inc. ("MFS"), Teleport Communications Group, AT&T, MCI, WilTel, Inc., BellSouth Telecommunications, Inc. and other telecommunications companies. The Company's management team collectively has over 200 years of marketing and operating experience in the telecommunications industry.

    The Company believes that various telecommunications companies, such as the IXCs and other LECs, will seek entry into the now competitive local exchange services market through relationships with alternative service providers such as the Company. The Company further believes that its service offerings will be attractive to such competitive telecommunications providers due to the Company's breadth of market coverage in a significant number of Tier II and Tier III markets in the southern United States. The Company is developing relationships with key partners and intends to create the infrastructure to support this resale opportunity.

Network Development

     The Company constructs and operates digital fiber optic networks. Signal transmissions carried over digital fiber optic networks are superior in many respects to older analog transmissions carried over copper wire and by microwave, which continues to be used in varying degrees by the LECs. Digital fiber optic telecommunications networks generally offer faster and more accurate transmissions for all data and voice communications than analog telecommunications systems or digital transmission systems using copper wire. Fiber optic networks also generally require less maintenance than copper wire or microwave facilities or comparable transmission capacity, thereby decreasing operating costs. An increase in capacity can be achieved through a change in electronics. Because ACSI is employing the latest digital transmission technology in its networks, its digital fiber optic networks will have substantial additional capacity. The Company believes it will be able to use its CLEC networks to provide a wide range of telecommunications services with only incremental facilities costs.

     Management believes that it can currently deploy its capital more efficiently by constructing fiber optic networks rather than acquiring networks constructed by other CLECs. In light of the significant premium to book values associated with recent acquisitions within the CLEC industry, there are considerable efficiencies associated with utilizing consistent vendors and equipment in the Company's network, therefore ensuring high quality, reliability and operating standards.

     Key elements of the Company's network development plan include: (i) thoroughly analyzing potentially favorable markets for development; (ii) seeking authorizations from public and private entities for rights-of-way; and (iii) efficiently implementing construction plans in a timely manner, thereby allowing the Company to gain a competitive position in the chosen market.

Site Selection. Before deciding to enter a market, the Company conducts a detailed feasibility study to determine the potential size of the market, existing competition within the market, the Company's ability to obtain municipal authorizations, including franchises and access to rights-of-way, and the relative ease of market entry from a local and state regulatory standpoint. The rights-of-way assessment, done by independent telecommunications consultants, determines whether another CAP/CLEC network is under construction or ready to construct in the target market, the availability of economical rights-of-way, the local utility's receptiveness to allow use of its rights-of-way, the topology of the city and concentrations of commercial real estate, and the local city permitting and franchise requirements. The market or end-user survey, also done by independent telecommunications consultants, identifies the significant commercial and government end users in the target service areas. Individual telephone and/or face-to-face interviews are then conducted with potential end users, focusing on those anticipated to have the largest business volume. The interviews determine the end user's receptiveness to using a competitor to the LEC, the telecommunications requirements of such end user, current pricing by the LEC and other relevant information. This "bottom up" sizing of the target service areas provides an estimate of the prospective business by building and by customer.

    Rights-of-Way. As part of its due diligence on a market during its site selection process, the Company seeks municipal authorizations (such as franchises, licenses, or permits) to construct and operate its network within the public rights-of-way. The duration of this approval process can vary from less than three months to several years, depending on the specific legal, administrative, and political factors existing in that market. The initial term of these municipal approvals, once granted, may range from as few as five years to as many as 25 years, and such approvals typically may be renewed for additional terms.

    Concurrent with its seeking municipal authorizations, the Company initiates discussions with electric or gas utilities, cable television companies ("CATV") and other private providers of rights-of-way and/or facilities that may be used by the Company for installation of its network. These discussions are intended to result in agreements that allow the Company to make use of those parties' fiber optic cables (such as IRUs), the underground conduits, distribution poles, transmission towers, and building entrances. The Company's ability to enter into such agreements can have a material impact on the Company's capital costs for network construction and the speed with which the Company can construct its networks. Additionally, obtaining such agreements facilitates the Company's ability to expand efficiently beyond the central business district to serve additional end users in its markets. The term of such agreements is typically ten to 25 years, with renewal terms of five to 15 years. The Company believes that the experience of members of its senior management team in negotiating such agreements gives it a competitive advantage over other CLECs that have less experience in successfully negotiating such agreements.

    Implementation of Network Construction. The Company initially builds a one- to three-mile self-healing fiber loop in the central business district or a discrete area outside the central business district of a given target market. This network provides the users with lower costs, fiber optic clarity, diversity of access, and fault tolerant reliability of service, with automatic stand-by and rerouting in the event of operator, system or network failure. The Company's networks are then expanded into suburban business areas and other LEC central offices to serve additional customers. These expansions may be in excess of 100 route miles. The Company utilizes outside contractors to construct its networks.

Prior to its obtaining required municipal authorizations, the Company, through outside consultants, prepares preliminary and final engineering studies for the initial portions of its networks. The Company's intent is to have the necessary route maps, detailed final engineering drawings, and other construction documents completed by the time municipal authorizations are obtained. This process enables the Company to initiate network construction activities immediately upon receipt of municipal authorizations. Concurrent with the engineering process, the Company identifies commercial space for the location of its administrative and sales offices and node (hub) site and commences negotiations for the lease of such space. Outside plant construction of a typical downtown network will take from four to six months, depending on various factors. Preparation and build out of the Company's office and node space and subsequent installation of electronics and cabling typically proceed during the outside construction activity and are scheduled to be completed concurrently. Finally, the Company initiates the application processes for collocation with the LEC's downtown central office and interconnection with selected IXC POPs to coincide with other construction milestones. The Company believes that this coordinated construction process reduces overall network development costs and reduces construction intervals, allowing it to initiate operations at an earlier date.

Following completion of its initial network and the commencement of network operations, the Company's local staff, in consultation with personnel at the Company's headquarters, designs expansion routes that will enable the Company to reach additional end users and to interconnect with additional LEC central offices outside the central business district or the targeted construction area. Construction of these expansion routes is typically done under agreements with third party rights-of-way providers as described above, but in some instances the Company constructs its own new facilities (typically by trenching or directional boring) where third party facilities (whether aerial or underground) do not exist or are not available for use by the Company. The Company also constructs lateral network facilities from its fiber optic backbone to provide on-network service to its customers. In some instances, the Company will design and construct some or substantially all of its routes outside the central business district concurrent with the construction of the downtown network, increasing the speed of overall network construction and, in the Company's opinion, creating a competitive advantage over other CLECs that may have entered or are seeking to enter the market. To the extent possible, the Company engages the third party right-of-way provider to install ACSI's cable in or on the third party's facilities, usually at a lower cost and with greater speed than that obtained by using outside contractors.

    The Company's network management center in Annapolis Junction, Maryland monitors all of the Company's networks from one central location. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city. This consolidated operations center also helps to reduce the Company's per customer monitoring and customer service costs, such that they are lower than would be available if monitored on a single-city basis. The Company also plans to use this facility to monitor the performance of data and switched voice services.

Products and Services

    The Company currently provides, or is actively implementing plans to provide, a wide range of local telecommunications services including dedicated and private line, high-speed data service solutions, including IP switching and managed services, local switched voice services and enhanced voice messaging. The Company's local distribution networks are designed to support this wide range of enhanced communications services, provide increased network reliability and reduce costs for its customers.

    Dedicated Services. During fiscal 1996, dedicated and private line services for IXCs and other carriers accounted for a substantial portion of the Company's revenues with the remainder coming from business and government end users. The Company's dedicated services provide high capacity non-switched interconnections: (i) between POPs of the same IXC; (ii) between POPs of different IXCs; (iii) between large business and government end users and their selected IXCs; (iv) between an IXC POP and a LEC central office or between two LEC central offices; and (v) between different locations of business or government end users.

    - Special access services. Special access services provide a link between an end-user location and the POP of its IXC, or links between IXC POPs, thus bypassing the facilities of the incumbent LEC. These services, which may be ordered by either the long distance customer or directly by its IXC, typically provide the customer better reliability, shorter installation intervals, and lower costs than similar services offered by the LEC. Customer charges are based on the number of channel termination's, fixed and mileage-sensitive transport charges, and costs for any services required to multiplex (increase or decrease the bandwidth or transmission speed) circuits (e.g., taking VGE circuits at 64 kilobits per second and stepping them up to a single DS-1 (1.54) megabit circuit, which has the capacity to carry up to 24 VGE circuits and is priced at a significant discount to multiple VGE circuits over the same route). A CAP may provide special access service on an on-net basis by connecting an end user directly to its fiber backbone, or on an off-net basis by reselling a portion of the LEC's network to terminate the circuit at the end user's location and passing the cost of the LEC services on through to the customer (who realizes cost savings and network benefits for the portion of the circuit that is on the CAP's network). While resulting in lower margins than on-net service due to the payout to the LEC, off-net service can be provided to any customer within a LATA, reducing the CAP's need to build pervasive network infrastructure.

    - Switched transport services. Switched transport services are offered to IXCs that have large volumes of long distance traffic aggregated by a LEC switch at a central office where the CAP has collocated its network. The CAP provides dedicated facilities for transporting these aggregated volumes of long distance traffic from the LEC central office to the IXC's POP or between LEC central offices. The flat monthly charge to the IXC is typically lower than the transport fees charged by the LEC, which are typically lower than the LEC charges for special access services that include a charge for terminating the traffic at the end user's location and/or the IXC POP. Switched transport services, however, are also typically associated with higher volume orders compared to most special access orders, thus providing potential for large monthly recurring revenues to the CAP.

    - Private line services. Private line services provide dedicated facilities between two end-user locations in the same metropolitan area (e.g., a central banking facility and a branch office or a manufacturing facility and its remote data processing center) and are priced like special access services (channel termination charges plus transport and any associated multiplexing charges). The Company expects the demand for private line service to increase in conjunction with higher bandwidth customer applications.

    High-Speed Data Services. The Company is developing and has begun offering advanced high-speed data services, including Internet access service, and plans to offer frame relay and ATM services to businesses, government entities, IXCs and ISPs in the Company's targeted markets.

    The Company expects that the majority of its initial high-speed data network traffic will be composed of Internet access traffic from regional and national ISPs, online service providers, major corporations and educational and financial institutions. The Company expects frame relay, LAN-to-LAN and network consolidation traffic to constitute the second largest element of its high-speed traffic. The Company believes that during the next five years, the high-speed data market will evolve to higher bandwidth requirements and will accept new ATM applications and technology. Therefore, the Company believes the price of ATM service will decrease relative to that of frame relay offerings. The Company expects the growth in demand for frame relay services to slow and the demand for ATM services to increase. While ATM is currently in its introductory stage and is generally considered a premium service offering, the Company believes that ATM technology affords ACSI the ability to consolidate its internal and customer traffic on large backbone links. This consolidation will enable the Company to reduce its overall cost of service and position it to migrate its customers to higher bandwidth as their demand increases, with minimal impact to customers' applications.

ACSI initially plans to utilize its ATM network to provide IP and frame relay transport for ISPs and major customers. The rapid growth in the Internet has strained the existing network infrastructure, which was not engineered to support the speeds or volumes of traffic that it now bears. The current infrastructure supporting the Internet protocol has been engineered to support speeds of up to 2 mbps (slightly above T-1 speed), while many major IP customers are demanding up to 45 mbps. ATM offers an immediate solution for providing efficient transport of IP switching traffic (as well as frame relay), allowing ACSI to utilize available capacity long before it becomes cost effective for a larger number of customers to deploy high bandwidth video, voice, WAN-to-WAN connectivity and multimedia applications via ATM. ACSI, as a network-based national service provider, will be positioned to offer Internet access and connectivity to national, regional and local ISPs, as well as to corporate, government and institutional customers that require direct access to the Internet for both internal and/or external communications. Early focus on IP customers is also expected to bolster demand for the Company's dedicated and local switched service offerings; a large regional ISP can require hundreds or up to several thousands of dial-up lines and numerous T-1 and DS-3 circuits to meet its subscribers' demands.

    Local Switched Voice Services. Following receipt of the requisite regulatory approvals and when cost-effective, the Company plans to offer local switched voice services, such as origination and termination of local calls, Centrex services, PBX trunking and switched access services, in certain of its markets beginning in late 1996.

    The Company intends to offer the following local switched voice services:

    - Local Telephone Services. The Company plans to offer small and medium size businesses local telephone exchange service, which will also include optional enhanced services (e.g. call waiting, caller ID and three-way conference calling).

    - PBX Trunking. For those customers that use PBX equipment in their business offices, the Company plans to offer services to switch traffic between ACSI's switch and a business customer's PBX, routing local, intraLATA and interLATA phone calls according to the customers' specific requirements.

    - Centrex Services. The Company plans to offer advanced telecommunications services for those businesses desiring the advanced features available in a PBX environment without the investment in PBX premise equipment and its attendant support staff. The Company intends to provide local dial tone services with functionality such as free internal communications, call forwarding, call transfer, conference call and speed dialing.

    - ISDN Services. ACSI also will offer ISDN data services to its local customer base. Those small businesses that require higher bandwidth for data communications needs such as remote file transfer, e-mail, collaborative computing, multi-media computing, telecommuting and Internet access services, will be able to access the lower cost data services provided by ACSI. As these customers' data requirements expand, the Company's advanced data services can be offered, thereby expanding the Company's opportunity to increase revenues from existing customers.

    - Enhanced Services. The Company already offers enhanced voice messaging services on a stand-alone basis. These and other services will also be offered on an integrated basis with local switched services, allowing the business or government customer to meet their telecommunications requirements from a single source.

    - Switched Access. The Company will offer origination and termination of long distance traffic between a customer premise and interexchange carrier via shared trunks utilizing the Company's local switch.

    Enhanced Voice Messaging Services. Market sources estimate that the voice messaging services marketplace was approximately $1.4 billion in 1993. The market for voice messaging services is projected to grow at a compound annual rate of 13% to approximately $3 billion nationally in 2000. Local service providers (i.e., incumbent local exchange carriers ("ILEC"), CLECs and wireless CATVs), are expected to begin to displace voice messaging services offered by IXCs. The Company is developing and has begun offering, on a limited basis, an enhanced voice messaging service to small and mid-sized business and government end users. The Company's enhanced voice messaging service can function as a virtual PBX. The Company's business voice messaging services will include its First Line and First Line Plus products. The Company also plans to market one number services under the brand names Virtualine and Virtualine 800. These offerings will be targeted towards the small and medium sized companies without voice messaging and those who are currently seeking to upgrade their existing systems, which marketplace has a significantly lower penetration rate than the larger business market. The Company believes there are significant growth opportunities in this market. Industry sources estimate that in 1994 fewer than 25% of companies with less than 100 employees had voice messaging services and that fewer than 12% of companies with 50 employees or less had voice messaging services.

    The services for the Company's enhanced messaging will include basic voice messaging, follow-me call routing, virtual calling card services, fax services, e-mail and paging notification services, and automated attendant services.

     - Voice messaging -- a basic voicemail solution that allows the subscriber greater flexibility, including closed-end user group message forwarding and interface capabilities with the office attendant.

     - Follow-me call routing -- the platform can be programmed to find the subscriber by forwarding calls to designated phone numbers anywhere nationwide at the subscriber's discretion and control. The current market for follow-me messaging is relatively undersized, as the technology enabling this feature has only recently begun to emerge. However, industry sources estimate that this market will have grown from less than 60,000 subscribers in 1995 to approximately 2.9 million subscribers in 1999.

     - Virtual calling card -- the platform enables the subscriber to use the service to make outbound calls in response to messages received without disconnecting the call.

     - Fax  services  --  the  platform   enables  faxes  to  be  stored  and
       transmitted at the discretion of the subscriber.

     - Notification services -- at the subscriber's discretion, the arrival of voicemail can trigger pager or e-mail notification.

     - Automated attendant -- the platform can provide all of the above services, as well as call screening for the subscriber.

    The Company's enhanced voice messaging services will also provide links to the Internet through ACSI's web site, providing users with the capability to access their voice, electronic mail and fax messages. In addition to offering these services in its operational network markets, the Company may offer these services in other markets where it does not intend to construct or has not yet constructed a network. The Company believes that such services will allow it to develop relationships with end users that may be potential customers for either dedicated services or switched voice services that may be offered in these markets in the future. However, unlike traditional telephone service, customers have not yet become fully accustomed to use of voice messaging services, and neither the usage ramp-up of these services nor their market acceptance is certain at this time.

Sales and Marketing

    While a network is under construction, the Company's salespeople in each city begin selling on-network interstate dedicated services to the major business and government end users in that city, while the central headquarters' sales staff concentrates on selling services to IXCs. The Company expects to initially price its services at a discount to the LEC's tariffs and sells on the basis of cost savings to the customer. However, based on management's experience in other cities where CAPs offer services, end users are expected to be attracted to the Company as a provider of back-up service for disaster recovery and a 100% fiber optic network that can provide generally higher quality and more reliable service than can the incumbent LEC's network.

    The Company's sales efforts with respect to dedicated services emphasize cooperation between ACSI's centralized and local sales staff and the regional and field sales staff of the IXCs. ACSI's centralized sales staff works closely with senior management of the IXCs to establish technical and service requirements, pricing, and quality standards on a nationwide basis, then coordinates at the local level specific orders for service to the IXC and/or its end user customers in a given market. The Company is pursuing multiple-city service arrangements with a number of IXCs, but no assurance can be made that the Company will ultimately be successful in negotiating such agreements with any of the IXCs.

    The Company typically has a general manager and at least one account executive in each of its major markets. In many cases, the general manager oversees the operations and sales efforts of additional smaller markets that may be operated as satellites of the larger market, thus reducing operating overhead. In the Company's experience, the sales process in the southern regions of the country is largely affected by personal relationships, and the Company's ability to hire sales and management staff with existing customer relationships enhances its ability to penetrate the market.

    The Company plans to utilize two separate sales forces to market its enhanced voice messaging services to business and government customers. While the Company's dedicated services sales force will target their on-net customers for such enhanced services, the enhanced voice sales staff will focus on potential customers that are not connected to ACSI's network and on potential resellers of the Company's services. These enhanced voice salespersons will also be responsible for encouraging existing accounts to subscribe to additional features and to increase their usage of those features. The Company believes that, once established, the customer relationships will enhance the Company's ability to market local switched voice services to these customers as such services are offered. The Company's enhanced voice messaging sales force will be augmented by additional sales personnel as local switched services are introduced on a market by market basis.

    The Company's data services will be marketed by a separate sales group that focuses on providing total solutions to a customer's data and networking needs. This marketing will require a more technically sophisticated staff than for the Company's dedicated, enhanced and switched voice services. The Company believes that it will be able to package and cross-market all of its services through centralized and local account team coordination, making ACSI a full-service regional provider of local telecommunications services.

    As of June 30, 1996, the Company has entered into contracts to provide managed services to ISPs for fees to the Company totaling approximately $6.2 million. In addition, the Company has begun providing local area frame relay services to customers via the Company's local fiber optic networks.

    ACSI is marketing its data communications services via national, regional and local sales personnel supported by teams of sales engineers. In addition, sales representatives in the Company's network services group (primarily responsible for selling dedicated circuits at the local level) cross-market ACSI's data communications service offerings, generating leads and supporting the development and closure of relationships with established local access customers.

    The Company also plans to expand its distribution of certain data communications service offerings through alternative channels such as CATVs, electric utilities, out-of-region RBOCs, and independent LECs. ACSI is currently in discussions with several providers regarding reseller and private labeling arrangements involving the Company's data communications service offerings, but there can be no assurance that any of these discussions will result in an agreement to resell and private label such offerings.

Competition

    Dedicated Services. The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. The Company provides dedicated services to large business and government end users. In each of the metropolitan areas to be served by the Company's networks, the Company's dedicated services will compete principally with the dedicated services offered by the incumbent LEC. The LECs, as the historical monopoly providers of local access and other services, have long-standing relationships with their customers and have financial and technical resources substantially greater than those of the Company. The LECs also offer certain services that the Company cannot currently provide without first obtaining requisite regulatory approvals.

    Competition for dedicated services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. The Company believes that its management expertise, coupled with its highly reliable, state-of-the-art digital networks, which offer significant transmission capacity at competitive prices, will allow it to compete effectively with the LECs, which may have not yet fully deployed fiber optic networks in many of the Company's target markets. The Company currently prices its services at a modest discount compared to the prices of the LEC while providing a higher level of customer service. The Company's fiber optic networks will provide both diverse access routing and redundant electronics, design features not widely deployed by the LEC's networks (which were originally designed in tree and branch or star configurations).

    Other potential competitors of the Company include CATV operators, public utilities, IXCs, wireless telecommunications providers, microwave carriers, satellite carriers, teleports, private networks built by large end users, and other CLECs. With the passage of the Telecommunications Act and the entry of RBOCs into the long distance market, the Company believes that IXC's may be motivated to construct their own local facilities and/or resell the local services of ACSI's competitors. For example, AT&T has announced its intention to offer local services and has filed for state certification in markets that include, among others, several of the Company's markets. Other CLECs or CATVs currently are competitors in various markets in which the Company has networks in operation or under construction. Based on management's experience at other CLECs, the initial market entrant with an operational fiber optic CLEC network generally enjoys a competitive advantage over other CLECs that later enter the market. The Company expects that there will be other CLECs operating in most, if not all, of its target markets and that some of these CLECs may have networks in place and operating before the Company's network is operational. While it is generally considered within the CLEC industry that being the first market entrant to offer services typically enhances that CLEC's competitive advantage relative to CLECs that enter the market at a later time, the Company recognizes that in some instances it may have other competitive advantages (such as a superior right-of-way arrangement or large customer commitments) that it believes outweighs another CLEC's first to market advantage; in these instances, the Company may elect to enter a market where an established CLEC already exists.

    High-Speed Data Services. The Company's competitors for high-speed data services include the major IXCs, other CLECs, and various providers of niche services (e.g., Internet access providers, router management services and systems integrators). In general, none of these competitors currently offers a comprehensive solution for a customer's potential data service requirements, a core premise of the Company's data strategy. The Company intends to pursue arrangements with other data service providers to leverage each entity's strengths in a given market or segment of the service chain by bundling elements of complete data solutions (i.e., bundle its local access and frame relay services with an IXC's longhaul transport services). The interconnectivity of the Company's markets will create additional competitive advantages over other data service providers that must obtain local access from the LEC or another CLEC in each market or that cannot obtain intercity transport rates on as favorable terms as the Company.

    There is significant competition for Internet access and related services in the United States, with few barriers to entry other than capital. The Company expects that competition will increase as existing services and network providers and new entrants compete for customers. ACSI's current and future competitors include telecommunications companies, including the RBOCs, IXCs, other CLECs and CATVs, and other Internet access providers, such as UUNET Technologies, Inc., Advanced Network & Services, Inc., BBN Corporation, NETCOM On-Line Communications Services, Inc. and PSINet Inc. Many of these competitors have greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than ACSI. The Company believes that it will have a competitive advantage in offering Internet access services to those ISP and commercial customers in markets where ACSI has local fiber optic network facilities relative to other Internet access providers that must purchase local loop access from the LEC, ACSI or another CLEC in that market. Additionally, ACSI believes that customers with operations in multiple locations served by ACSI local fiber optic networks will find single-source Internet access services from ACSI attractive and more cost effective.

    All of the seven original RBOCs offer at least some basic frame relay service. The Company believes that most IXCs offer substantial domestic and international frame relay service, generally positioned to provide a significant savings over traditional private lines. Other frame relay service providers include MFS and Intermedia Communications. A number of companies, primarily CLECs, have announced plans to offer frame relay service. ATM offerings are only beginning to emerge. ATM service is currently being offered by most of the original RBOCs, MFS, AT&T, MCI, Sprint and WilTel, Inc. A number of other data communications providers, CLECs and facilities-based CATVs have announced their intentions to offer ATM services in the future.

    A number of equipment vendors, systems integrators and Internet access and service providers offer components of managed services. The Company believes that it will have a competitive advantage over those managed services providers that do not have local loop facilities that means they cannot provide a full solution for customers.

    Local Switched Voice Services. In all of the markets where the Company is currently operating or plans to operate, the LEC currently is a de jure or de facto monopoly provider of local switched voice services. The Company expects that the enactment of the Telecommunications Act will enable CLECs, CATVs, electric utilities, cellular and wireless providers, and others to offer local switched voice services in competition with the LECs in the Company's target markets. The Company believes that its strategy to leverage its basic network infrastructure into higher margin service offerings, migrating to local switched voice services, will allow it to procure a profitable share of the market. The Company's ability to cross-market services will create opportunities to increase margins by migrating customers from off-network to on-network status. As the number of end users in a given off-network building increases for all service offerings, the economics improve to the point where the capital costs of connecting the building to ACSI's network are more than covered by the increased margins represented by retaining the portion of customer revenue paid out to the LEC.

    Enhanced Voice Messaging Services. Competition for enhanced voice messaging services primarily consists of basic voice mail services offered by LECs and cellular providers in connection with their core offerings and customer premise-based voice mail platforms. The voice mail offerings of the LECs typically have limited features and flexibility compared to the services contemplated by the Company; thus, the Company believes its enhanced voice messaging services and focused sales efforts should be able to penetrate effectively those segments of the small and mid-sized business market that require more features and/or flexibility than services offered by the LECs. Customer premise-based platform voice mail offerings typically require a relatively large up front capital investment and recurring maintenance costs and are generally marketed to large companies rather than the small and mid-sized end users targeted by the Company.

Regulation

Overview

    The Company's services are subject to federal, state and local regulation. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over the Company's facilities and services to the extent they are used to originate or terminate intrastate communications. Local governments may require the Company to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate its networks.

    The allocation of jurisdiction between federal and state regulation of dedicated facilities carrying both interstate and intrastate traffic raises definitional issues. Although the FCC generally does not rule as to the jurisdictional nature of a carrier's traffic, under FCC practice, such services are considered to be jurisdictionally interstate if at least 10% of the traffic is interstate in nature. Virtually all dedicated services provided by the Company between long distance carrier POPs, and between IXCs and their end users, satisfy this requirement and are jurisdictionally interstate in the opinion of the Company.


Recent Federal Legislation

    On February 1, 1996, the U.S. Congress enacted comprehensive telecommunications reform legislation, which the President signed into law as the Telecommunications Act of 1996 on February 8, 1996 (the "Telecommunications Act"). The Telecommunications Act amends the Communications Act of 1934 to impose a legal duty upon incumbent LECs to provide interconnection (i) for the transmission and routing of telephone exchange service and exchange access, (ii) at any technically feasible point within the LECs' network, (iii) that is at least equal in quality to that provided by the LEC to itself, its affiliates or any other party to which the LEC provides interconnection, and (iv) at rates, terms and conditions that are just, reasonable and nondiscriminatory. LECs also are required under the new law to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer its local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access the unbundled network elements.

    The Telecommunications Act also imposes a legal duty on all telecommunications carriers (including LECs and CLECs) (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications.

    In addition, under the terms of the Telecommunications Act, the RBOC's must offer terms and conditions for interconnection that satisfy a prescribed 14-point checklist before they may obtain authority to provide interLATA services within their operating regions. In addition to the obligations discussed in the preceding paragraphs in this subsection, RBOCs must offer interconnection that includes each of the following:

     - local loop transmission from the central office to the customer's premises, unbundled from local switches, or other services;

     - local switching, unbundled from transport, local loop transmission, or other services;

     -    nondiscriminatory   access  to  911  and  E911   services,   directory
          assistance services and operator services;

     -    white page directory listings;

     -    nondiscriminatory assignment of telephone numbers;

     - nondiscriminatory access to data bases and associated signaling necessary for call routing or completion; and

     - interim number portability through remote call forwarding, direct inward dialing trunks or other comparable arrangements.

    The Company believes that this legislation is likely to enhance competition in the local telecommunications marketplace through (i) removal of state and local entry barriers, (ii) requirements that LECs provide interconnections to their facilities, (iii) facilitation of the process of changing from LEC services to those offered by CLECs and (iv) access to rights-of-way. Although there can be no assurances, the Company expects further growth to the extent that LECs begin to compete with IXCs for long distance services, thereby providing IXCs with a competitive incentive to move access business away from LECs to CLECs, such as ACSI. However, the legislation also has granted important benefits to the LECs. The LECs have substantial new pricing flexibility. RBOCs have regained the ability to provide long distance services and have obtained new rights to provide certain cable TV services. In addition, the legislation may encourage IXCs to construct their own local facilities and/or resell local services in order to compete with the bundled local and long distance services to be offered by the LECs as a result of the Telecommunications Act.

    The Telecommunications Act also amends the Communications Act of 1934 to preempt any state or municipal action requiring cable companies to obtain a franchise before offering telecommunications services or allowing their franchise fees to be based on their telecommunications revenues. The Telecommunications Act also lifts restrictions previously contained in the Public Utility Holding Company Act of 1935, which had previously prevented certain registered utility holding companies from diversifying into telecommunications services. These changes will tend to enhance the competitive position of the LECs and increase local competition by IXCs, CATVs and public utility companies, which may have a material adverse effect on the Company.

    The FCC has opened numerous proceedings intended to implement the provisions of the Telecommunications Ac, including its CC Docket No. 96-98 for adoption of rules relating to local network interconnection, unbundling, and resale, which is discussed hereunder.


Federal Regulation

    In general,  the FCC has a policy of encouraging  entry of new  competitors,
such  as  the  Company,  in  the  telecommunications   industry  and  preventing
anti-competitive practices.

    The FCC has established different levels of regulation for dominant carriers and nondominant carriers. For domestic common carrier telecommunications regulation, large LECs such as GTE and the RBOCs are currently considered dominant carriers, while CLECs such as the Company are considered nondominant carriers. As a nondominant carrier, the Company may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of nondominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports concerning the carrier's interstate circuits and deployment of network facilities. However, the FCC has proposed adopting rules that would preclude IXCs from filing tariffs and is considering a request that the proposed rules also be applicable to CLECs. Moreover, the Company must offer its interstate services on a nondiscriminatory basis, at just and reasonable rates, and remains subject to FCC complaint procedures.

    Pursuant to these FCC requirements, the Company has filed and maintains a tariff for its interstate services with the FCC. All of the interstate retail "basic" services (as defined by the FCC) provided by the Company are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. The Company has an "enhanced" frame relay product, which is not contained in the Company's current FCC tariff. A tariff for a "basic" frame relay offering is under development. The Company believes that its voice messaging and Internet access products are "enhanced" services which need not be tariffed.

    In 1991, the FCC replaced traditional rate of return regulation for large LECs with price cap regulation. Under price caps, LECs can only raise prices for certain services, including interconnection services provided to CLECs, by a small percentage each year. In addition, there are constraints on the pricing of LEC services that are competitive with those of CLECs. On September 14, 1995, the FCC proposed to adopt a three-stage plan that would substantially reduce LEC price cap regulation as local markets become increasingly competitive. The FCC proposed to immediately eliminate the lower service band index limit on price reductions within service categories, modify tariff filing requirements and revise the structure of price cap baskets. The FCC also sought comment on whether LECs should be permitted to expand use of option discount plans such as volume and term discounts. Under the FCC's proposal, during the second phase certain LEC services could be removed from price cap regulation and regulated on a streamlined basis if they were deemed to be subject to competition. In the third stage, LECs would be granted nondominant status. Adoption of the FCC's proposal to significantly reduce its regulation of LEC pricing would significantly enhance the ability of LECs to compete against the Company and could have a material adverse effect on the Company.

    The FCC has granted LECs additional flexibility in pricing their interstate special and switched access services on a specific central office by central office basis. Under this pricing scheme, LECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Company anticipates that this pricing flexibility will result in LECs lowering their prices in high traffic density areas, the probable arena of competition with the Company. The Company also anticipates that the FCC will grant LECs increasing pricing flexibility as the number of interconnections and competitors increases. In a concurrent proceeding on transport rate structure and pricing, the FCC enacted interim pricing rules that restructure LEC switched transport rates in order to facilitate competition for switched access.

    On February 15, 1996, the FCC released an order granting in part Ameritech Corporation's (one of the seven RBOCs) request for a waiver of the Commission's access charge rules sufficient to grant it certain access charge pricing flexibility. The FCC permitted Ameritech to "bulk bill" IXCs for the portion of the Carrier Common Line Charge ("CCLC") that contributes to the National Exchange Carriers Association Long Term Support Fund for high-cost carriers. The FCC also allowed Ameritech to reduce the transport interconnection charge on a geographically deaveraged basis in the Chicago and Grand Rapids LATAs, on the basis that Ameritech faces actual competition from CCLCs in those LATAs. Such access charge pricing flexibility is likely to make it more difficult for CLECs to compete against Ameritech in the affected areas. Although the Company does not provide service in the Ameritech operating region, if the FCC grants similar access pricing flexibility to other LECs, it could become more difficult for the Company to compete for access traffic.

FCC   Rules    Implementing   the   Local   Competition    Provisions   of   the
Telecommunications Act

    On August 8, 1996, the FCC released both a First Report and Order and a Second Report and Order and Memorandum Opinion and Order in its CC Docket No. 96-98 (combined, the "Interconnection Orders") establishing new policies and rules governing local telephone services interconnection and competition. Although the new rules were scheduled to become effective on September 30, 1996, numerous parties to the rulemaking appealed the Interconnection Orders, and the U.S. Court of Appeals for the Eighth Circuit ("Court of Appeals") issued a temporary stay of the effect of the Interconnection Orders on September 27, 1996. The temporary stay will defer effectiveness of the new rules until at least October 3, 1996, during which time the Court of Appeals will consider whether to extend the stay for the duration of the appeal process. In addition, some parties have asked the FCC to stay its own order, and multiple parties are expected to file petitions with the FCC on September 30, 1996, asking the agency to reconsider and revise portions of the Interconnection Orders. Moreover, several energy utilities have initiated litigation challenging the constitutionality of the Telecommunications Act itself.

    The Interconnection Orders establish a framework of minimum, national rules that will enable state Public Service Commissions ("PSCs") and the FCC to begin implementing many of the local competition provisions of the Act. The FCC's decision in CC Docket No. 96-98 is the first part of a trilogy of actions that the Commission contends will promote competition in the local telecommunications market. The second part is reform of the system for funding and providing universal service support (as described hereafter). The FCC stated that the third part of the trilogy of actions consists of further reform of its rules for establishing interexchange access charges. The FCC has stated that a competitive telecommunications market requires that access charges be moved to more economically efficient levels.

    As described in greater detail below, in its Interconnection Orders, the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. In addition, the Commission also adopted a minimum list of unbundled network elements that ILECs must make available to competitors upon request. The Commission also set forth a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements, and a methodology for states to use when applying the Telecommunications Act's "avoided cost standard" for setting wholesale prices with respect to retail services. The following summarizes the key issues addressed in the Interconnection Orders.

    Interconnection. Section 251(c)(2) of the Telecommunications Act requires ILECs to provide interconnection to any requesting telecommunications carrier at any technically feasible point. The interconnection must be at least equal in quality to that provided by the ILEC to itself or its affiliates, and must be provided on rates, terms and conditions that are just, reasonable and nondiscriminatory. The FCC determined that the term "interconnection" under
Section 251(c)(2) refers only to the physical linking of two networks for the mutual exchange of traffic. The Commission concluded that, at a minimum, ILECs must provided interconnection at

     -    the line side of a local switch (i.e., the main distribution  frame)
     -    the trunk side of a local  switch
     -    the trunk interconnection  points for a tandem switch
     -    central office cross-connect  points
     -    out-of-band  signaling  transfer  points
     -    the points of access to unbundled network elements

The Commission found that telecommunications carriers may request interconnection to provide telephone exchange service or exchange access service, or both. If the request is for such purposes, the ILEC must provide interconnection to any telecommunications carrier, including IXCs and commercial mobile radio service (CMRS) providers.

    Access to Unbundled Elements. Section 251(c)(3) of the Telecommunications Act requires ILECs to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms, and conditions that are just, reasonable and nondiscriminatory. The FCC identified the following minimum set of network elements that ILECs must unbundle and provide access to:

     -    network  interface  devices
     -    local  loops
     - Local and tandem switches (including all software features provided by such switches
     -    interoffice  transmission  facilities
     -    signaling and call-related  database  facilities
     -    operations  support  systems and  information
     -    operator and directory assistance facilities

States may require ILECs to provide additional network elements on an unbundled basis, pursuant to a bona fide request by a telecommunications carrier or otherwise. The FCC also ruled that ILECs must provide requesting carriers nondiscriminatory access to certain operations support systems and information that ILECs use to provide telecommunications services commercially, such as information required for pre-ordering, ordering, provisioning, billing and maintenance and repair services. Moreover, the new rules require ILECs to provide access to network elements in a manner that allows requesting carriers to combine such elements as they choose. Thus, ILECs may not impose restrictions, limitations or requirements upon the use of unbundled network elements by other carriers.

    Methods  of  Obtaining  Interconnection  and Access to  Unbundled  Elements.
Section 251(c)(6) of the Telecommunications Act requires ILECs to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC's premises, except that the ILEC may provide virtual collocation if it demonstrates to the state commission that physical collocation is not practical for technical reasons or because of space limitations. Under the FCC's Interconnection Orders, ILECs are required to provide any technically feasible method of interconnection or access requested by a telecommunications carrier, including physical collocation, virtual collocation, and interconnection at meet points. The Commission adopted, with certain modifications, the existing physical and virtual collocation requirements it adopted in the early 1990s in its Expanded Interconnection proceeding.

    Pricing Methodologies. The Telecommunications Act requires the states in arbitrating interconnection disputes not resolved by negotiation to set prices for interconnection and unbundled elements that are cost-based, nondiscriminatory and may include a reasonable profit. To help the state PSCs accomplish this, the FCC concluded that the state commissions should set arbitrated rates for interconnection and access to unbundled elements pursuant a forward-looking economic cost pricing methodology. The FCC concluded that the prices that new entrants pay for interconnection and unbundled elements should be based on the ILEC's Total Element Long-Run Incremental Cost (TELRIC) of providing a particular network element, plus a reasonable share of forward-looking joint and common costs. States will determine, among other things, the appropriate risk-adjusted cost of capital and depreciation rates.

The TELRIC-based costing and pricing methodology described above must be used to set permanent rates for both interconnection and unbundled network elements. However, recognizing that many states already have begun arbitration proceedings, and that TELRIC cost information may not be available for consideration within the statutory time frame for arbitrating interconnection disputes, the FCC authorized the states to use certain default proxies as ceilings on the pricing for local interconnection and unbundled network element pricing. If a proxy default is used, however, the states must replace such rates with TELRIC-based rates on a going forward basis once they have completed a review of the TELRIC cost studies.

    With the exception of a default proxies for switching, which are expressed as a rate range, the FCC's default proxies are maximum rates. State commissions are free to establish rates below the ceilings. The FCC's default proxies are as follows:

   Element                         FCC Proxy

   Local Loops                     Varies by state, with a low of $9.83 (Mass.)
                                   and a high of $25.36 (N.D.)

   Switching                       $0.002 to $0.004/min. plus an additional
                                   $0.001515/min. if tandem switching is used

   Local Transport                 Existing tariffed interstate dedicated
                                   switched access transport charges, with adjustments when tandem switched transport is used

   Signaling/Database Access       Existing tariffed interstate charges

   Collocation                     Existing rates established in the FCC's
                                   Expanded Interconnection proceeding

Notably, the FCC's default ceiling applicable to unbundled loop rates applies to the rated average of all loop rates established for regions within the state. The FCC requires that states establish at least three density zones for loop rates. A state is within the ceiling if the average of its loop prices, weighted according to the number of loops in each zone, is at or below the proxy level. The FCC did not establish default proxies for the non-recurring charges often associated with the initial installation of unbundled loops (or other network elements), which are often relatively high in the Company's experience.

    Access Charges for Unbundled Switching and Access Charge Reform. Nothing in the FCC's Interconnection Orders alter the collection of access charges paid by an interexchange carrier under Part 69 of the FCC rules, when the ILEC provides exchange access service to an interexchange carrier, either directly or through ILEC service resale. Because access charges are not included in the cost-based prices for unbundled network elements, and because certain portions of access charges currently support the provision of universal service, until the access charge reform and universal service proceedings have been completed, the FCC plans to continue providing for access charge recovery with respect to use of an ILEC's unbundled switching element, for a defined period of time.

    Under the new rules, ILECs will recover from all interconnecting carriers the carrier common line charge and a charge equal to 75% of the transport interconnection charge for all interstate minutes traversing the ILECs' local switches for which the interconnecting carriers pay unbundled network element charges. This aspect of the rules will expire at the earliest of: 1) June 30, 1997; 2) issuance of final decisions by the FCC in the universal service and access reform proceedings; or 3) if the ILEC is a Bell Operating Company (BOC), the date on which that BOC is authorized under Section 271 of the Telecommunications Act to provide in-region interLATA service, for any given state. The FCC is expected to issue a Notice of Proposed Rulemaking establishing a proceeding to reform its access charge rules in November 1996, with an objective of issuing revised access charge rules by June 30, 1997. Although it is impossible to predict the outcome of the upcoming access charge reform proceeding, the Company believes that it is likely that the planned reform of the FCC's access charge rules will result ultimately in a significant reduction in the rate levels of interstate switched access charges.

Resale. The Telecommunications Act requires all ILECs to offer for resale any telecommunications service that the carrier provides at retail to subscribers who are not telecommunications carriers. The Telecommunications Act's pricing standard for wholesale rates requires state PSCs to identify which marketing, billing, collection and other costs will be avoided or that are avoidable by ILECs when they provide services wholesale, and calculate the portion of the retail rates for those services that is attributable to the avoided and avoidable costs. The application of this definition is left to the states. If a state elects not to implement the methodology, it may elect, on an interim basis, a discount rate from within a default range of discount rates established by the FCC. The Commission established a default discount range of 17-25% off retail prices. State PSCs will be able to set specific rates within that range, in the exercise of their discretion.

    Transport and Termination. The Telecommunications Act requires that charges by LECs for the transport and termination of local traffic delivered to them by competing LECs be cost-based. The FCC concluded that state PSCs, during arbitrations, should set symmetrical prices based on the LECs' TELRIC cost of providing the service. The FCC established a default range of $0.002-$0.004 per minute for end officer termination for states which have not conducted a TELRIC cost study. The Commission found significant evidence in the record in support of the lower end of the ranges. In addition, the Commission found that additional reciprocal charges could apply to termination through a tandem switch. The default ceiling for tandem switching is $0.0015 per minute, plus applicable charges for transport from the tandem switch to the end office.

    Access to Rights of Way. The FCC also amended its rules to implement the pole attachment provisions of the Telecommunications Act. Specifically, the Commission established procedures for nondiscriminatory access by telecommunications carriers and poles, ducts, conduits, and rights-of-way owned by utilities or LECs. The Interconnection Orders include several specific rules as well as a number of more general guidelines designed to facilitate the negotiation and mutual performance of fair, pro-competitive access agreements without the need for regulatory intervention. Additionally, an expedited dispute resolution procedure is provided when good faith negotiations fail.

ACSI is unable to predict whether the new rules and policies described above will be revised by the FCC on reconsideration, be stayed or set aside by the Court of Appeals, or whether another federal court will find some or all portions of the Telecommunications Act to be unconstitutional.

    Universal Service Reform. Section 254(a) (1) of the Telecommunications Act requires the FCC to institute a Federal-State Joint Board for the purpose of recommending a revised universal service funding program to the FCC. By means of a Notice of Proposed Rulemaking and Order Establishing Joint Board issued in its CC Docket No. 96-45 on March 8, 1996, the FCC proceeded to establish such a Joint Board and seek public comment on a new or reformed system of universal service support. While it is impossible to predict what system of universal service support will ultimately result from this effort, the Telecommunications Act requires that all telecommunications carriers, including the Company, contribute to the funding effort on an equitable and nondiscriminatory basis, in an amount sufficient to preserve and advance universal service pursuant to a specific or predictable universal service funding mechanism. The Company cannot at this time predict the level or form of its mandatory contribution, but the Company believes that it will likely be a significant expenditure. The Joint Board is expected to release its proposal for universal service reform on or about November 8, 1996, and the proceeding must be concluded by May 8, 1997.


State Regulation

    The Company believes that most, if not all, states in which it proposes to operate will require a certification or other authorization to offer intrastate services. Many of the states in which the Company operates or intends to operate have not yet addressed issues relating to the regulation of CLECs. Some states that have authorized the competitive provision of dedicated services have not authorized the provision of competitive local switched services. Some states may require authorization to provide enhanced services.

In some states, existing state statutes, regulations or regulatory policy may preclude some or all forms of local service competition. The Telecommunications Act contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC is required to preempt any such state or local requirements to the extent necessary to enforce the Telecommunications

 Act's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services, and, presumably, require carriers to obtain certificates or licenses before providing service.

    The Company currently has obtained intrastate authority for the provision of dedicated services in Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Nevada, New Mexico, South Carolina, Tennessee and Texas. The Company has applications pending before the PSCs in Arizona, Colorado, Louisiana, Missouri, Oklahoma and Virginia for intrastate dedicated services authority. To the extent the Company expands the scope of its intrastate services in the future in these states to include the full range of local switched services, the Company is required to seek additional authorization from such PSCs. The Company has applied for authorization to provide local switched services in Arizona, Arkansas, Colorado, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, South Carolina and Virginia and has been granted such authority in Alabama, Florida, Georgia, Maryland, Nevada, South Carolina, Tennessee, and Texas. There can be no assurances that the Company will receive the authorizations it is currently seeking, or will seek, from these PSCs.

    In most states, the Company is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

    The Company believes that, as the degree of intrastate competition increases, the states will offer the LECs increasing pricing flexibility. This flexibility may present the LECs with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing LECs to offer competitive services at prices below the cost of providing the service. The Company cannot predict the extent to which this may occur or its impact on the Company's business.

    Local Interconnection. The Telecommunications Act imposes a duty upon all incumbent LECs to negotiate in good faith with potential interconnectors to provide interconnection to the ILEC network, exchange local traffic, make unbundled basic local network elements available, and permit resale of most local services. In the event that negotiations do not succeed, the Company has a right to seek state PSC arbitration of any unresolved issues. The state PSC must conclude the arbitration within nine months of the date upon which the incumbent LEC received the Company's initial request for interconnection. The Company has negotiated partial agreements with BellSouth for local interconnection and access to unbundled elements in South Carolina, Georgia, Florida, Kentucky, Tennessee, Alabama, Mississippi and Florida. Similar partial agreements have been reached with Southwestern Bell for Arkansas and Texas, with US West for New Mexico and Arizona and with GTE for Texas, Kentucky and Florida. In all instances, the Company was forced to seek state PSC arbitration for some material issues. State commission arbitration of ACSI requests for interconnection are currently underway in the twelve states listed above. In addition, the Company has initiated formal interconnection negotiations with Bell Atlantic and Sprint/Central Telephone.

Local Government Authorizations

The Company is required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. There can be no assurance that the Company will not be required to post similar bonds in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the LECs do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. However, the Telecommunications Act provides that any compensation extracted by states and localities for use of public rights-of-way must be "fair and reasonable," applied on a "competitively neutral and nondiscriminatory basis" and be "publicly disclosed" by such government entity. Termination of the existing franchise or license agreements prior to their expiration dates could have a materially adverse effect on the Company.

Employees

    As of June 30, 1996, the Company employed a total of 199 individuals full time. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  Properties

    The Company leases a 23,925 square foot office space in Annapolis Junction, Maryland for its corporate headquarters and network management center for $28,647 per month as of June 30, 1996, subject to periodic increases in specified amounts. The lease expires in 2002, but may be renewed for two additional five-year terms. The Company's field office, housing its network development and real estate development operations, is located in a 1,358 square foot facility in Lombard, Illinois which the Company leases for $1,643 per month, subject to periodic increases in specified amounts. This lease expires on January 31, 1999.

As of June 30, 1996, the Company's various operating subsidiaries have leased facilities for their offices and network nodes. The aggregate monthly rent on these properties is approximately $136,444. The various leases expire on dates ranging from February 28, 1998, to October 30, 2005. Most have renewal options. Additional office space and equipment rooms will be leased as additional networks are constructed and the Company's operations are expanded.

    The Company believes that its insurance coverage on these properties is adequate and in compliance with the related leases.

Item 3.  Legal Proceedings

    On July 24, 1996, the Company was notified that a complaint against a subsidiary had been filed in the District Court of El Paso County, Texas wherein the plaintiff alleged permanent paraplegia resulting from his fall into a concealed basement during construction of the Company's El Paso network. At the time of the incident giving rise to the lawsuit, the plaintiff was an employee of the subcontractor hired by the Company's general contractor for this project. The plaintiff seeks recovery from the Company's subsidiary and the general contractor of at least $25 million in damages (plus punitive damages). Both the Company and the general contractor have begun investigations into the facts surrounding the incident and intend to defend against this suit vigorously. However, based on the facts known as of the date hereof, the Company does not believe it is likely, although it is possible, that the Company could be liable for payment of all or a portion of the requested damages, which potential liability could materially adversely affect the results of operation and financial condition of the Company.

    Additionally, the Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. The Company and its subsidiaries continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.


Item 4.  Submission of Matters to a Vote of Security Holders

None.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholders Matters
         ---------------------------------------------------------

         The Company's Common Stock is traded under the symbol "ACNS" in the over-the-counter market. The Company's Common Stock has been quoted on the Nasdaq National Market since May 22, 1996. From March 3, 1995 to May 21, 1996, the Company's Common Stock was quoted on the Nasdaq SmallCap Market. Prior to that time the Common stock was quoted in the pink sheets, although it was not consistently quoted therein. On September 20, 1996, the high and the low bid prices for the Company's Common Stock as reported by the Nasdaq National Market were $11.13 and $10.75, respectively. As of September 20, 1996, there were approximately 266 stockholders of record of the Company's Common Stock.

The following table sets forth the range of high and low bid quotations obtained from the National Quotations Bureau for the Common Stock for the first two quarters of the fiscal year ended June 30, 1995 and a portion of the third quarter of the fiscal year ended June 30, 1995 (the period from January 1, 1995 through March 2, 1995, the day prior to the day the Common Stock began being quoted on the Nasdaq SmallCap Market). The following table also sets forth the high and low bid quotations as reported by the Nasdaq SmallCap Market for a portion of the third quarter of the fiscal year ended June 30, 1995 (the period from March 3, 1995 through March 31, 1995), the last quarter of the fiscal year ended June 30, 1995, the first three quarters of the fiscal year ended June 30, 1996 and a portion of the fourth quarter of the fiscal year ended June 30, 1996 (the period from April 1, 1996 through May 21, 1996, the day prior to the day the Common Stock began being quoted on the Nasdaq National Market). Finally, the following table also sets forth the high and low bid quotations as reported by the Nasdaq National Market for a portion of the fourth quarter of the fiscal year ended June 30, 1996 (the period from May 22, 1996 through June 30, 1996). The quotes as set forth below are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

                                                       High Bid          Low Bid

Fiscal Year  Ended June 30, 1995
--------------------------------

First Quarter                                         $      4.50    $      1.50

Second Quarter                                        $      4.25    $      2.50

Third Quarter (through March 2, 1995)                 $      4.75    $      3.25

Third Quarter (March 3 through March 31, 1995)        $      4.75    $      3.25

Fourth Quarter                                        $      4.00    $      3.12

Fiscal Year  Ended June 30, 1996
--------------------------------

First Quarter                                         $      8.25    $      3.75

Second Quarter                                        $      7.25    $      5.37

Third Quarter                                         $      9.75    $      5.00

Fourth Quarter (through May 21, 1996)                 $     16.00    $      8.00

Fourth Quarter (May 22 through June 30, 1996)         $     15.62    $     12.00

         The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Except as may be utilized to pay dividends payable on the Series A-1 Preferred Stock and the Series B Preferred Stock, any earnings which the Company may realize will be retained to finance the growth of the Company. The agreements relating to the Company's secured debt financing prohibits the Company from paying any dividends on its capital stock, except the Series A-1 Preferred Stock and the Series B Preferred Stock, and restrict the ability of the

Company's subsidiaries to transfer funds to the Company, unless in each case certain financial covenants are met. The indentures relating to the Company's Senior Notes prohibit the Company from paying any dividend on its capital stock unless certain financial covenants are met. The Company's certificate of incorporation prohibits the payment of dividends on the Common Stock unless all dividends due and payable (including accrued dividends) on the Series A-1 Preferred Stock and the Series B Preferred Stock have been paid in full.


Item 6.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
and Results and Operations
--------------------------

Overview

ACSI provides or plans to provide a variety of telecommunications services to IXCs and business and government end users in Tier II and Tier III markets located principally in the southern United States. The Company began construction of its first fiber optic network in Louisville in February 1994 and began to provide commercial service on that network in November 1994. Between August 1994 and June 30, 1996, the Company commenced construction of an additional 23 networks, 17 of which (in addition to the Louisville network) are currently operational. Since June 30, 1996 the Company has begun construction on an additional six networks. The Company expects to provide commercial service in the Amarillo, Baton Rouge, Central Maryland, Chattanooga, Colorado Springs, and Corpus Christi markets by the end of the fourth calendar quarter of 1996 and in the Dallas, Jacksonville, Kansas City, New Orleans, Shreveport and Tulsa markets by March 31, 1997. The Company is actively developing necessary marketing and engineering plans and pursuing required municipal authorizations to begin construction of additional markets during 1996 and plans to have, subject to receipt of additional necessary financing, a total of 50 networks in service or under construction by June 30, 1998. The Company provides dedicated services to IXCs and to those business and government end users whose volumes of voice and data traffic are large enough to warrant paying a fixed monthly charge for a specific capacity requirement rather than a usage-based variable charge. These monthly charges vary according to the capacity of each circuit, the volume of individual circuits ordered by the customer, the mileage of the circuits, the need for any ancillary services and the term of the service contract, but are typically less than the rates charged by the LECs for similar services, volumes and terms. The Company focuses its sales efforts on the largest IXCs, with whom it believes it has good customer relationships. Sales of dedicated services are typically coordinated with the end user's IXC account team and billed by the IXC rather than by the Company, thus providing the end user a single point of contact for its entire long distance account and reducing the Company's back-office overhead requirements. Currently, the Company offers these services in all of its operational markets and plans to offer these services in all markets where it constructs and operates networks.

The Company is developing and has begun offering high-speed data services, including Internet services and frame relay. Internet services facilitate the connectivity of corporate, institutional and governmental customers to the Internet, a collection of data networks that communicate with one another using common protocols. Frame relay is a cost-effective data transport solution for LAN-to-LAN connectivity, legacy networks and client-server applications. ATM is a high-bandwidth service offering virtual networking for voice, data and video traffic, allowing a customer to use a single network for all three applications. Customer charges include nonrecurring charges for installation and provisioning and either flat rate or usage-based recurring charges based on network access speed and the statistically guaranteed throughput rate of data for the particular service order. The Company is deploying a broadband inter-city backbone data network using leased lines with ATM switches that will connect the Company's service markets, major data markets and Internet access points. The same backbone network architecture can be utilized by the Company's enhanced voice and local switched voice services for its inter-market connectivity and networking requirements, which the Company believes will result in operational efficiencies and lower costs while further enhancing opportunities for cross marketing and bundling services to ACSI's customers.

    ACSI is implementing its data communications network via high bandwidth (DS-3) longhaul circuits leased from various interexchange carriers. Network connectivity within each node will be via OC-3 bandwidth, enabling the transparent migration of longhaul circuits to OC-3 capacity as needed. Ultimately, the platform technology is capable of upgrading the backbone to OC-12, without further modification. The Company's initial network phase established data POPs in seven markets plus a link to ACSI's network management center in Maryland, where the data network is monitored on a 24-hour-a-day basis. The Company currently has 25 POPs in operation and plans at least 40 POPs by the end of calendar year 1996.

    The Company attained national service provider status for Internet services in May 1996. Subsequently, the Company entered into agreements to interconnect at two major Network Access Points ("NAPs") where national Internet service providers interconnect their networks, allowing the multitude of local and regional ISPs to exchange data and access the Internet globally, seamlessly and transparently. In addition to these two initial NAP agreements at MAE-East (Vienna, Virginia) and MAE-West (San Jose, California), ACSI is currently negotiating for interconnection at three additional NAPs as well as negotiating peering agreements and Network-to-Network Interfaces ("NNIs") with most major interexchange carriers. The Company is deploying a coast-to-coast DS-3/OC-3 backbone and deploying domain name systems for Internet routing. As the Company deploys additional data POPs (including POPs in all markets where ACSI has local infrastructure), it intends to negotiate additional NNIs to facilitate the exchange of data among other carriers' networks both domestically and abroad.

    In addition, with a limited capital investment, the Company is developing and during May 1996 began offering to small and mid-sized business and government end users in its first five markets, enhanced voice messaging services. These customers will be billed by the Company. The range of services includes a voice messaging service for a flat monthly charge that may be bundled with one or more additional features (such as automated attendant/call screening, follow-me calling, remote fax and paging and e-mail notification) in order to meet the customer's specific communications requirements. The additional features will be offered for incremental fixed charges and/or usage based charges. Management believes that successful marketing of these enhanced voice messaging services will help build the Company's customer base and provide relevant sales experience that can be leveraged into offering local switched services. The Company may also offer these enhanced voice messaging services on a retail or wholesale basis in markets where it has no network facilities, resulting in increased revenue potential. However, the gross margins associated with such revenues may be lower, resulting from the payment of LEC access charges in those non-ACSI markets. Additionally, unlike traditional telephone service, customers have not yet become fully accustomed to use of voice messaging services, and the demand for these services cannot be predicted at this time.

As requisite interconnection agreements and regulatory approvals are obtained on a state-by-state basis, the Company plans to provide local switched voice services, such as local dial tone, termination of local calling, Centrex services, PBX trunking and switched access services. These services will be offered for appropriate fixed and usage-based charges at rates below those charged by LECs for similar services. Where technically feasible and economically practicable, the Company intends to deploy a hubbed switching strategy by using Company-owned or leased switch capacity in a large, centrally located market to provide services within that market and to serve several other smaller markets located within the same geographical area via remote switching modules. The Company believes that this strategy, if successfully implemented, could reduce the capital expense associated with installing a fully configured switch in each market, which market may otherwise be too small on its own to justify the investment. By aggregating switched traffic from multiple small markets through a central hub switch, the Company also can expect to realize reduced operating expenses associated with switch engineering and maintenance. The Company believes that providing dedicated and private line, high-speed data and enhanced voice messaging services will enhance the Company's ability to cross-market local switched voice services to its then existing customers at a reduced cost. Finally, the Company is evaluating opportunities, on a market-by-market basis, to establish mutually beneficial alliances with certain entities that have local switching requirements, experience, facilities and/or administrative back-office operations. Successful negotiation of switching alliances may further reduce the Company's capital and operating expenses associated with the provision of switched voice services as well as providing additional market opportunities by utilizing embedded switching technology in those markets or deploying incremental switches more efficiently.

    The Company believes that its local digital fiber optic networks, coupled with its inter-city broadband digital networks described above, will provide a platform for the provision of a wide variety of voice, data and other communications services at a reduced cost. While the Company may offer its services to customers that are not directly connected to its network through resale of the LEC's network, the Company believes that it can gradually migrate many of these off-net customers to higher margin on-net accounts as it increases penetration of all its services within a given building. As a result, the capital investment of connecting additional buildings and customers to ACSI's network should become more cost-effective. Over time, the Company believes it can increase its market share of all of its service offerings as a result of the reliability and quality of its networks, prompt customer service, competitive pricing, cross marketing/bundling synergy's and new service offerings over its target 50-city market area.

Initially, the Company expects to experience negative cash flow from operations in each of its operating networks. The Company estimates that because of the reduced operating costs associated with its smaller markets and IXC-focused sales force, it can achieve operating cash flow breakeven (i.e., positive EBITDA before overhead allocations) results on its networks within ten to 15 months from the start of commercial service. Thereafter, the Company anticipates that its profit margins will increase as each network is expanded to directly connect additional customers to its backbone, and as off-net customers migrate to on-net status (thus allowing the Company to retain the portion of customer charges previously paid out to the LEC for resale of LEC facilities). The Company will also experience initial negative cash flow from operations as additional value-added services such as high-speed data, enhanced voice messaging and local switched voice services are offered and until networks providing those services reach operating cash flow breakeven.

Capital Expenditures; Operating Cash Flow

    As of September 30, 1996 the Company is operating 18 digital fiber optic networks, with an additional 12 networks under construction, and intends to have, subject to receipt of necessary additional financing, 50 networks operating or under construction by June 30, 1998. The costs associated with the initial construction and operation of a network may vary greatly, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies which can be used to deploy the network. Management estimates that construction of the initial one-to-three mile fiber optic backbone and installation of related network transmission equipment for dedicated services for each market will generally cost between $3.5 million and $6.0 million, depending on the size of the market served. Including planned expansion routes, total capital expenditures per network are estimated to average $6.0 million. In addition to capital expenditure requirements, the Company incurs sales and marketing (including sales commissions) and operating expenses and other expenses such as property taxes and, in certain markets, franchise fees. Prior to the completion of network construction, certain of these expenses, to the extent they are related to pre-service construction, are capitalized. These capitalized expenses, estimated by management to be between approximately $500,000 and $1.0 million per network, are amortized over the anticipated life of the network. These costs vary depending on the size of the market, the length of time required to build-out the network and the rate of growth of the customer base.

    At such time as the Company develops, introduces and rolls out its high-speed data, enhanced voice messaging and local switched services in its target markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary based on the number of customers served and the actual services provided to the customers.

    Although the Company is now generating revenues from 18 of its fiber optic networks, on a consolidated basis it is still incurring negative cash flows due, in part, to the funding requirements for the networks the Company is now planning or has under construction or development and due, in part, to the roll-out of its new data and voice services. The Company expects to continue to incur negative cash flow for at least the next several years.

Results of Operations

 Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995

  Revenues

    During the fiscal year ended June 30, 1996, the Company recorded revenues of $3,415,137 as compared to revenues of $388,887 during the fiscal year ended June 30, 1995. Four of the largest IXCs accounted for approximately $1,708,000, or

60%, of revenues for fiscal 1996 as compared to fiscal 1995 when three of the largest IXCs accounts for approximately $329,000, or 85% of revenues for fiscal 1995 reflecting the Company's increased sales to end users.

Total Operating Expenses

    Network development and operations expenses for fiscal 1996 increased to $5,264,570 from $3,282,200 in fiscal 1995, reflecting significant increases in personnel, network development and non-payroll operating expenses. These increased costs were associated with developing and establishing centralized engineering, circuit provisioning and network management functions, constructing and initially operating the Company's competitive access networks and performing market feasibility, engineering, rights-of-way and regulatory evaluations in additional target cities, as well as the start up of two new business units to provide advanced data service and switched voice services. Related personnel costs increased to $4,464,358 in fiscal 1996 from approximately $1,341,100 in fiscal 1995. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses and certain franchise fees, travel expenses, rent, utilities, charges and taxes, decreased to $800,212 in fiscal 1996 from approximately $1,941,100 in fiscal 1995.

In fiscal 1996, selling, general and administrative expenses increased to $13,463,775 from $4,597,600 in fiscal 1995. Related personnel costs increased to $3,232,811 in fiscal 1996 from $1,974,200 in fiscal 1995, and corresponding operating costs increased to $10,230,964 in fiscal 1996 from $2,210,900 in fiscal 1995. This increase reflected costs associated with the Company's efforts in significantly expanding its national and local city sales, marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services.

    Depreciation and amortization expenses increased to $3,078,426 in fiscal 1996 from $497,811 in fiscal 1995. During fiscal 1996 the Company increased its capital assets to approximately $80,147,964 representing an increase from $15,900,000 at the end of fiscal 1995. Non-cash stock compensation expense decreased to $2,735,845 for fiscal 1996 from $6,419,412 for fiscal 1995. This expense reflects the Company's accrual of non-cash costs for options and warrants granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options and warrants. Certain of these options had put rights and other factors that required variable plan accounting in fiscal 1994 and fiscal 1995 but, at the end of fiscal 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2,500,000 on the Company's put right obligations with respect to those contracts. During fiscal 1996, the limit was further reduced to 2,000,000.

Interest and Other Expenses

Interest and other income increased to $4,409,734 for fiscal 1996 from $217,525 in fiscal 1995. Interest expense and other costs increased to $10,476,904 in fiscal 1996 from $706,100 in fiscal 1995. The increase in interest income reflects the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995, the Company's 13% Senior Discount Notes Due 2005 (the "2005 Notes") in November 1995 and the Company's 12 3/4% Senior Discount Notes Due 2006 (the "2006 Notes") in March 1996. The increase in interest and other expenses reflected the accrual of interest related to the 2005 Notes and 2006 Notes and the Company's increased borrowings under its secured financing facility with AT&T Credit Corporation (the "AT&T Credit Facility"). Payments of principal and interest on the AT&T Credit Facility will begin in calendar 1997, payments of interest on the 2005 Notes do not begin until November 2000 and payments of interest on the 2006 Notes do not begin until October 2001.

    Debt conversion expense in fiscal 1995 totaled $385,000, reflecting expenses incurred in connection with the conversion of certain of the Company's debt to equity in September 1994. AT&T Credit Corporation's minority interest in the Company's operating subsidiaries for which it provided funding, reduced operating losses by approximately $412,606 for fiscal 1996, and by $48,655 for fiscal 1995.

Liquidity and Capital Resources

To date, the Company has funded the construction of its networks and its operations with external financing. Prior to November 1995, the primary sources of funds used to finance the building of existing networks and the completion of new targeted networks were two private offerings of preferred stock completed in October 1994 and June 1995, through which the Company raised approximately $39.6 million, and the AT&T Credit Facility, through which the Company has financing commitments for $31.2 million. On November 14, 1995, the Company completed a private offering of 190,000 Units consisting of $190.0 million in principal amount of the 2005 Notes and the Warrants to purchase an aggregate of shares of common stock at a price of $7.15 per share (as may be adjusted) from which the Company received approximately $96.8 million in net proceeds. The 2005 Notes will accrete to an aggregate principal amount of $190.0 million by November 1, 2000, after which cash interest will accrue and be payable on a semi-annual basis. In November 1995 the Company also received net proceeds of approximately $5.0 million from the private sale of an additional 50,000 shares of its Preferred Stock to a principal stockholder and the exercise by that stockholder of warrants to purchase 214,286 shares of Common Stock acquired in the Company's June 1995 private placement. On March 21, 1996, the Company completed a private offering of $120.0 million in principal amount of the 2006 Notes. The 2006 Notes will accrete to an aggregate principal amount of $120.0 million by April 1, 2001, after which cash interest will accrue and be payable on a semi-annual basis. The Company received net proceeds of approximately $61.8 million from the sale of the 2006 Notes.

    The Company intends to continue to use these funds towards completion of the Company's 50-city business plan, including the development and construction of fiber optic networks, the further development and introduction of new services, including high-speed data, enhanced voice messaging and local switched services, for expansion of the Company's existing networks and to fund negative operating cash flow until cash flow break even. The Company has estimated that from July 1, 1996 through the end of the calendar year 1998, capital requirements for implementation of its 50-city business plan are approximately $410.9 million. At June 30, 1996, the Company had approximately $132.7 million in cash and cash equivalents available for this purpose. To meet additional capital requirements, ACSI may be required to sell additional debt or equity securities or increase its existing credit facility. The Company may also need to seek such additional equity financing to maintain balance sheet and liquidity ratios required under certain of its debt instruments. In addition, the Company in the past has considered and expects to continue to consider potential acquisitions or other strategic arrangements that may fit the Company's strategic plan. Although the Company has had discussions concerning such potential acquisitions or arrangements, to date no agreements have been reached with regard to any particular transaction. Any such acquisitions or strategic arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required.

Preferred Stock. In October 1994, the Company completed the private placement of 186,664 shares of its 9% Series A Convertible Preferred Stock, par value $1.00 per share (which was later exchanged for Series A-1 Preferred Stock that is convertible into 7,466,560 shares of Common Stock) with accompanying warrants to purchase an aggregate of 2,674,506 shares of Common Stock, for an aggregate consideration of $16.8 million (before deduction of estimated offering expenses), including the conversion of $4.3 million of outstanding debt. Of the warrants sold in October 1994, warrants to acquire 1,491,222 shares of Common Stock were exercised by a principal stockholder for an aggregate exercise price of approximately $100,000.

    In June 1995, the Company completed a private placement of 227,500 shares of its Series B Preferred Stock with accompanying warrants to purchase an aggregate of 1,584,303 shares of Common Stock, for an aggregate consideration of $22,750,000. In addition, in November 1995, the Company completed a private placement of 50,000 shares of its Series B Preferred Stock together with the exercise of accompanying warrants to purchase 214,286 shares of Common Stock to a principal stockholder for an aggregate consideration of $5,000,000. The Series B Preferred Stock is convertible into an aggregate of 9,910,718 shares of Common Stock.

    Under the terms of the Preferred Stock, the Company is required to accrue quarterly dividends at an annual rate of 9% of the face value of the Preferred Stock outstanding. Such accrued dividends will be payable cumulatively beginning January 1, 1998, subject to certain covenants contained in the indentures relating to the 2005 Notes and the 2006 Notes, or earlier upon conversion into Common Stock.

AT&T Credit Facility. In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million in financing for the development and construction of fiber optic networks by the Company's subsidiaries. In connection with each loan made under the AT&T Credit Facility, AT&T Credit Corporation purchases 7.25% of the capital stock of the funded subsidiary, and ACSI pledges the other shares and the assets of the subsidiary to AT&T Credit Corporation as security for the loan. During fiscal 1995, the Company's subsidiaries in Louisville, Fort Worth, Greenville and Columbia entered into loan agreements under the AT&T Credit Facility providing for AT&T Credit Corporation funding of up to $19.8 million in the aggregate, and in September 1995, the Company's subsidiary in El Paso entered into a loan agreement under the AT&T Credit Facility providing for up to $5.5 million of AT&T Credit Corporation funding. As of June 30, 1996, an aggregate of $15.0 million had been borrowed under these agreements.


Effects of New Accounting Standards

    In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, which will require the Company to review for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Adoption of SFAS No. 121 is required in fiscal 1997.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method for financial accounting and reporting stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. SFAS No. 123 is effective in fiscal year 1997. The Company has elected to continue to apply the intrinsic value-based method of accounting for stock options.

While the Company does not know precisely the impact of adopting SFAS No. 121 and SFAS No. 123, the Company does not expect that the adoption of SFAS No. 121 and SFAS No. 123 will have a material effect on the Company's consolidated financial statements.


Item 7.  Financial Statements

The response to this Item is submitted as a separate section of this report commencing on Page F-1.


Item 8. Changes In and Disagreements With Accountants on
        ------------------------------------------------
        Accounting and Financial Disclosure
        -----------------------------------

Not Applicable.

                                    Part III

         The information required by Item 9 - Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10 - Executive Compensation; Item 11 - Security Ownership of Certain Beneficial Owners and Management; and Item 12 - Certain relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 15, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS (Numbered in accordance with Item 601 of Regulation S-B)


                                                                                     EXHIBIT NO. O
EXHIBIT                                                                              INCORPORATION
  NO.                     DESCRIPTION                                                BY REFERENCE
=======                   ===========                                                =============

 3.1    Amended and Restated Certificate of Incorporation of the Company.                      #
 3.2    Certificate of Designations of the Company's 9% Series A-l, Series
        B-1, Series B-2, Series B-3 and Series B-4 Convertible Preferred Stock.               **
 3.3    Certificate of Elimination regarding the 9% Series A Preferred Stock                  **
 3.4    Amended and Restated By-Laws of the Company, as amended.                               *
 3.5    Governance Agreement dated November 8, 1995, between the Company and
        the holders of its Preferred Stock.                                                   ++
 3.8    Certificate of Correction dated March 11, 1996.                                        #
 3.9    Supplemental Governance Agreement dated February 26, 1996.                             #
 4.1    Specimen Certificate of the Company's Common Stock.                                    #
 4.2    Specimen Certificate of the Company's 9% Series A-l Preferred Stock.                ****
 4.3    Specimen Certificate of the Company's 9% Series B-1 Preferred Stock.                ****
 4.4    Specimen Certificate of the Company's 9% Series B-2 Preferred Stock.                ****
 4.5    Specimen Certificate of the Company's 9% Series B-3 Preferred Stock.                ****
 4.6    Certificate of the Company's 9% Series B-4 Preferred Stock dated
        November 14, 1995.                                                                    ++
 4.7    Indenture dated November 14, 1995, between the Company and Chemical
        Bank, as trustee, relating to $190,000,000 in principal amount of
        13% Senior Discount Notes due 2005, including the form of global note.                ++
 4.8    Initial Global Note dated November 14, 1995.                                          ++
 4.9    Warrant Agreement dated November 14, 1995, between the Company and
        Smith Barney Inc. and Salomon Brothers Inc.                                          +++
 4.10   Initial Global Warrant dated November 14, 1995.                                      +++
 4.11   Indenture dated March 21, 1996, between the Company and Chemical Bank, as trustee, relating to $120,000,000 in principal amount of 12 3/4%
        Senior Discount Notes due 2006, including the form of global note.                 +++++
 9.1    Standstill Agreement dated June 26, 1995, between the Company and
        certain of its Preferred Stockholders.                                              ****
 9.2    Standstill Agreement dated November 8, 1995, between the Company and
        certain of its Preferred Stockholders.                                                ++
 9.3    Voting Rights Agreement dated November 8, 1995, between the Company and
        certain of its Preferred Stockholders.                                                ++
 9.4    Amendment to Voting Rights Agreement dated December 14, 1995.                          #
10.1    Exchange Agreement, dated June 1, 1994, between the Company and certain of
        its Preferred Shareholders.                                                            *
10.2    Exchange Agreement, dated June 26, 1995, between the Company and its 9%
        Series A Preferred Shareholders.                                                      **
10.3    Company's 1994 Stock Option Plan.                                                      *
10.4    Registration Rights Agreement dated July 1, 1992, between American
        Lightwave, Inc. and persons named therein.                                             *
10.5    Supplemental Registration Rights Agreement dated June 26, 1995.                     ****
10.6    Management Registration Rights Agreement dated June 30, 1995.                       ****
10.7    Registration Rights Agreement dated June 26, 1995, between the Company
        and certain Preferred Stockholders.                                                   **
10.8    Form of Warrant Agreement issued to certain Preferred Stockholders on
        June 26, 1995.                                                                      ****
10.9    Form of $.01 Warrant Agreement.                                                     ****
10.10   Form of $1.79 Warrant Agreement.                                                    ****
10.11   Form of $2.25 Warrant Agreement.                                                    ****
10.12   Stockholders Agreement dated June 26, 1995, between the Company and
        certain Preferred Stockholders.                                                     ****
10.13   Third Amended and Restated Employment Agreement between the Company
        and Anthony J. Pompliano.                                                           ****



10.14   Third Amended and Restated Employment Agreement between the Company
        and Richard A. Kozak.                                                               ****
10.15   Third Amended and Restated Employment Agreement between the Company
        and George M. Tronsrue, III.                                                        ****
10.16   Third Amended and Restated Employment Agreement between the Company
        and Riley M. Murphy.                                                                ****
10.17   Third Amended and Restated Employment Agreement between the Company
        and Douglas R. Hudson.                                                              ****
10.18   Second Amended and Restated Employment Agreement between the Company
        and Ronald W. Kaiser.                                                               ****
10.19   Employment Agreement between the Company and Robert Ottman                          ****
10.20   Form of Non-Qualified Stock Option Certificates, as amended, issued to
        Richard A. Kozak.                                                                   ****
10.21   Form of Stock Option Certificates, as amended, issued to George M.
        Tronsrue, III under employment agreement.                                           ****
10.22   Form of Stock Option Certificates, as amended, issued to Riley M.
        Murphy under employment agreement.                                                  ****
10.23   Form of Stock Option Certificates, as amended, issued to Douglas R.
        Hudson under employment agreement.                                                  ****
10.24   Form of Stock Option Certificates, as amended, issued to Ronald W.
        Kaiser under employment agreement.                                                  ****
10.25   Form of Stock Option Certificates, as amended, issued to Robert Ottman.             ****
10.26   Agreement, dated March 2, 1994, between the Company and Gerard Klauer
        Mattison & Co., as amended.                                                            *
10.27   Agreement, dated March 20, 1995, between the Company and Gerard Klauer
        Mattison & Co., as amended.                                                         ****
10.28   Agreement, dated October 19, 1994, between the Company and Marvin
        Saffian & Company.                                                                     *
10.29   Lease Agreement for the Company's executive offices at 131 National
        Business Parkway, Suite 100, Annapolis Junction, Maryland, as amended.              ****
10.30   Loan and Security Agreement, dated October 17, 1994, between AT&T Credit
        Corporation and American Communication Services of Louisville, Inc.                    *
10.31   Loan and Security Agreement, dated February 28, 1995, between AT&T Credit
        Corporation and American Communication Services of Fort Worth, Inc.                 ****
10.32   Loan and Security Agreement, dated June 30, 1995, between AT&T Credit
        Corporation and American Communication Services of Greenville, Inc. and
        American Communication Services of Columbia, Inc.                                   ****
10.33   Amendment No. 1 to Parent Support and Pledge Agreement (Louisville)
        between the Company and AT&T Credit Corporation.                                    ****
10.34   Amendment No. 1 to Parent Support and Pledge Agreement (Fort Worth)
        between the Company and AT&T Credit Corporation.                                    ****
10.35   Amendment No. 1 to Loan and Security Agreement between American
        Communications Services of Louisville, Inc. and AT&T Credit Corporation.            ****
10.36   Consulting Agreement, dated October 25, 1993, between the Company and
        Thurston Partners, Inc.                                                                *
10.37   Consulting Agreement, effective July 1, 1994, between the Company and SGC
        Advisory Services, Inc.                                                                *
10.38   Consulting Agreement, dated June 16, 1994, between the Company and Thurston
        Partners. Inc. and Global Capital, Inc.                                                *
10.39   Note Purchase Agreement, dated June 28, 1994.                                          *
10.40   Investment Agreement dated October 21, 1994, between the Company and the
        Purchasers named therein.                                                              *
10.41   Stock Purchase Agreement, dated October 17, 1994, between the Company and
        AT&T Credit Corporation.                                                               *
10.41   American Communication Services of Louisville, Inc. Common Stock Purchase
        Agreement, dated October 17, 1994.                                                     *
10.42   Stock Purchase Agreement, dated November 28, 1994, by and among the
        Company, CitiLink Corp., and the former directors and shareholders of
        CitiLink Corp., as amended August 3, 1995.                                          ****
10.43   Stock Purchase Agreement, dated May 12, 1995, by and among the Company,
        Piedmont Teleport, Inc., Randal Holcombe and Karen Holcombe, as amended.            ****
10.44   Stock and Warrant Purchase Agreement, dated June 26, 1995, between the
        Company and the Purchasers named therein.                                             **
10.45   Form of Indemnity Agreement between the Company and its Director, as



        amended.                                                                            ****
10.46   Assignment and Assumption Agreement dated June 21, 1995, between the
        Company and Apex Investment Fund II, L.P.                                           ****
10.47   Registration Agreement dated November 9, 1995, between the Company and
        the Initial Purchasers.                                                               ++
10.48   Loan and Security Agreement, dated September 8, 1995, between AT&T Credit
        Corporation and American Communications Services of E1 Paso, Inc.                     ++
10.49   Parent Support and Pledge Agreement (E1 Paso) dated September 8, 1995,
        between the Company and AT&T Credit Corporation.                                      ++
10.50   Letter Agreement dated November 14, 1995, between the Company and ING
        Equity Partners, L.P.I, with respect to the purchase of 50,000 shares of the Company's 9% Series B-4 Convertible Preferred Stock and warrants to
        purchase 214,286 shares of Common Stock.                                              ++
10.51   Warrant to Purchase Shares of American Communications Services, Inc.
        Common Stock dated December 28, 1995, between the Company and Gerard
        Klauer, Mattison & Co. ("GKM Warrant I").                                             ++
10.52   Warrant to Subscribe For and Purchase Common Stock of American
        Communications Services, Inc. dated December 28, 1995, between the
        Company and Gerard Klauer, Mattison & Co. ("GKM Warrant II").                         ++
10.53   Amended 1994 Stock Option Plan of the Company.                                        ++
10.54   Parent Pledge and Support Agreement dated as of October 17, 1994 between
        the Company and AT&T Credit Corporation.                                               *
10.55   American Communication Services of E1 Paso Inc. Common Stock Purchase
        Agreement dated September 8, 1995.                                                     #
10.56   Form of Non-Qualified Stock Option Certificates, as amended, issued to               E-1
        Anthony J. Pompliano.
10.57   Employment Agreement between the Company and Harry J. D'Andrea.                      E-2
10.58   Master Amendment to Loan and Security Agreements dated November 30, 1995,            E-3
        among American Communication Services of Louisville, Inc., American
        Communication Services of Fort Worth, Inc., American Communication
        Services of Columbia, Inc., American Communication Services of
        Greenville, Inc., American Communication Services of El Paso and AT&T
        Credit Corporation.
10.59   Master Reaffirmation of Parent Pledge and Support Agreements dated                   E-4
        November 30, 1995, between the Company and AT&T Credit Corporation.
10.60   Letter of Amendment to Loan and Security Agreements dated December 19, 1995,         E-5
        among American Communication Services of Fort Worth, Inc., American
        Communication Services of Columbia, Inc., American Communication Services
        of Greenville, Inc., American Communication Services of El Paso and AT&T
        Credit Corporation.
10.61   Second Master Amendment to Loan and Security Agreements, Waiver and                  E-6
        Equipment Notes Modification Agreement dated September 6, 1996 among
        American Communication Services of Louisville, Inc., American
        Communication Services of Fort Worth, Inc., American Communication
        Services of Columbia, Inc., American Communication Services of
        Greenville, Inc., American Communication Services of El Paso and AT&T
        Credit Corporation.
10.62   Second Master Reaffirmation of Parent Pledge and Support Agreements dated            E-7
        September 6, 1996 between the Company and AT&T Credit Corporation.
10.63   Master Equipment Lease Agreement dated August 26, 1996, between the Company          E-8
        and AT&T Credit Corporation.
11.1    Statement re: computation of per share earnings (loss).                              E-9
16.1    Letter re: change in certifying accountant.                                          ***
21.1    Subsidiaries of the Registrant.                                                     E-10
23.1    Consent of KPMG Peat Marwick LLP.                                                   E-11
27.1    Financial Data Schedules.                                                           E-12
99.1    Certain Factors to Consider in Connection with Forward Looking Statements.          E-13


------------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-87200) and incorporated herein by reference thereto.

** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated

        June 26, 1995, and incorporated herein by reference thereto.

*** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995, and incorporated herein by reference thereto.

**** Previously  filed as an  exhibit  to the  Company's  Annual  Report on Form
     10-KSB for the fiscal year ended June 30, 1995, and incorporated herein by reference thereto.

+ Previously filed as an exhibit to the Company's Annual Report on Forrn 10-QSB for the fiscal year ended June 30, 1995, and the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, both of which are incorporated herein by reference thereto.

++ Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-80305) and incorporated herein by reference thereto.

+++ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-80673) and incorporated herein by reference thereto.

+++++Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 26, 1996 and incorporated herein by reference thereto.

     # Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-3632) and incorporated herein by reference thereto.

b) Reports on Form 8-K

     On April 11, 1996, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K dated March 26, 1996 relating to the completion of the Company's private placement of $120,000,000 of the Company's 12-3/4% Senior Discount Notes due 2006 under Rule 144A of the Securities Act of 1933, as amended. (Item 5).

     On July 12, 1996, the Company filed with the Commission a Current Report on Form 8-K dated June 17, 1996 relating to the filing on June 17, 1996 of a Registration Statement on Form SB-2 with the Commission, and relating to the filing on July 2, 1996 of Amendment No. 1 to the Form SB-2 with the Commission, relating to the registration of the Company's Common Stock. (Item 5 and Item 7).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 30, 1996.


                                          AMERICAN COMMUNICATIONS SERVICES, INC.


                                               /s/  Richard A. Kozak
                                           By: Richard A. Kozak, President and
                                               Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               Signature                                 Title                                  Date
               ---------                                 -----                                  ----

       /s/ ANTHONY J. POMPLIANO            Chairman of the Board of Directors            September 30, 1996
          Anthony J. Pompliano

          /s/ RICHARD A. KOZAK               President and Chief Executive               September 30, 1996
            Richard A. Kozak                            Officer
                                              (Principal Executive Officer)

         /s/ HARRY J. D'ANDREA                  Chief Financial Officer                  September 30, 1996
           Harry J. D'Andrea              (Principal Financial and Accounting
                                                        Officer)

           /s/ EDWIN M. BANKS                           Director                         September 30, 1996
             Edwin M. Banks


           /s/ PETER C. BENTZ                           Director                         September 30, 1996
             Peter C. Bentz

         /s/ BENJAMIN P. GIESS                          Director                         September 30, 1996
           Benjamin P. Giess

        /s/ GEORGE M. MIDDLEMAS                         Director                         September 30, 1996
          George M. Middlemas

      /s/ CHRISTOPHER L. RAFFERTY                       Director                         September 30, 1996
        Christopher L. Rafferty

        /s/ OLIVIER L. TROUVEROY                        Director                         September 30, 1996
          Olivier L. Trouveroy


                     AMERICAN COMMUNICATIONS SERVICES, INC.

                       Consolidated Financial Statements

                             June 30, 1996 and 1995



                         INDEX TO FINANCIAL STATEMENTS


================================================================================


                                                                                                              Page


Independent Auditors' Report..................................................................................F-2

Consolidated Balance Sheets as of June 30, 1996 and 1995......................................................F-3

Consolidated Statements of Operations for the Years Ended June 30, 1996 and 1995..............................F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended
     June 30, 1996 and 1995...................................................................................F-5

Consolidated Statements of Cash Flows for the Years Ended June 30, 1996 and 1995..............................F-6

Notes to Consolidated Financial Statements....................................................................F-7


Independent Auditors' Report



The Board of Directors and Stockholders
American Communications Services, Inc.:


We have audited the accompanying consolidated balance sheets of American Communications Services, Inc. and subsidiaries as of June 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Communications Services, Inc. and subsidiaries as of June 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                   /s/ KPMG PEAT MARWICK LLP
                                                   KPMG Peat Marwick LLP


Washington, DC
September 27, 1996

AMERICAN COMMUNICATIONS SERVICES, INC.

Consolidated Balance Sheets

June 30, 1996 and 1995

================================================================================

Assets                                                                                           1996             1995
-----------------------------------------------------------------------------------------------------------------------

Current assets:
     Cash and cash equivalents (note 1)                                               $   132,706,427       20,350,791
     Restricted cash (note 1)                                                               3,751,706          752,000
     Trade accounts receivable, net of allowance for doubtful accounts of $189,510
     and
         $8,570 at June 30, 1996 and 1995, respectively                                       735,260          350,436
     Other current assets                                                                   1,003,465           92,325
-----------------------------------------------------------------------------------------------------------------------

Total current assets                                                                      138,196,858       21,545,552

Networks, equipment and furniture, gross (note 2)                                          80,147,964       15,897,562
     less:  Accumulated depreciation                                                      (3,408,698)        (330,272)
-----------------------------------------------------------------------------------------------------------------------

                                                                                           76,739,266       15,567,290

Deferred financing fees, net of accumulated amortization of $732,775 and $64,458
     at June 30, 1996 and 1995, respectively                                                8,334,183          292,113
Other assets                                                                                  329,584          222,010
-----------------------------------------------------------------------------------------------------------------------
Total assets                                                                          $   223,599,891       37,626,965
=======================================================================================================================

Liabilities, Redeemable Stock, Options and Warrants, Minority Interest
     and Stockholders' Equity
-----------------------------------------------------------------------------------------------------------------------

Current liabilities:
     Accounts payable                                                                 $    21,317,346      3,843,167
     Accrued financing fees                                                                         -        1,542,255
     Accrued employee costs                                                                   774,262          836,509
     Other accrued liabilities                                                                886,692        1,269,484
     Notes payable - current portion (note 4)                                                 252,809          146,083
-----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                  23,231,109        7,637,498

Long term liabilities:
     Notes payable (note 4)                                                               184,129,361        3,652,085
     Dividends payable (note 3)                                                             4,942,313        1,070,985
-----------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                         212,302,783       12,360,568
-----------------------------------------------------------------------------------------------------------------------

Redeemable stock, options and warrants (notes 6 and 11)                                     2,155,025        2,930,778
-----------------------------------------------------------------------------------------------------------------------

Minority interest (note 4)                                                                    160,270          194,402
-----------------------------------------------------------------------------------------------------------------------

Stockholders' equity (notes 4, 5 and 6):
     Preferred stock, $1.00 par value, 186,664 shares designated as 9% Series A-1 Convertible
         Preferred Stock authorized, issued and outstanding at June 30, 1996 and
         1995,
         respectively, convertible into 7,466,560 shares of common stock (notes 3 and 4)      186,664          186,664
     Preferred stock, $1.00 par value, 277,500 shares authorized and designated as 9%
         Series B Convertible Preferred Stock; 277,500 and 227,500 shares issued and outstanding at June 30, 1996 and 1995, respectively, convertible into 9,910,718
         shares of common stock (notes 3 and 5)                                               277,500          227,500
     Common stock, $.01 par value, 30,000,000 shares authorized, 6,645,691 and 5,744,782
         shares issued and outstanding at June 30, 1996 and 1995, respectively, (note 5)       65,837           56,827
     Additional paid-in capital                                                            55,975,078       42,411,448
     Accumulated deficit                                                                 (47,523,266)     (20,741,222)
-----------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                  8,981,813       22,141,217
-----------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (notes 1, 4, 6, 7, 8, and 9)

Total liabilities, redeemable stock, options and warrants, minority interest
     and stockholders' equity                                                         $   223,599,891       37,626,965
=======================================================================================================================

See accompanying notes to consolidated financial statements.



AMERICAN COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Operations

June 30, 1996 and 1995

=====================================================================================================================

                                                                                               1996             1995
---------------------------------------------------------------------------------------------------------------------

Revenues (note 1)                                                                 $       3,415,137          388,887
---------------------------------------------------------------------------------------------------------------------

Operating expenses:
      Network development and operations                                                  5,264,570        3,282,183
      Selling, general and administrative                                                13,463,775        4,597,615
      Noncash stock compensation (note 6)                                                 2,735,845        6,419,412
      Depreciation and amortization                                                       3,078,426          497,811
---------------------------------------------------------------------------------------------------------------------

Total operating expenses                                                                 24,542,616       14,797,021

Non-operating income (expenses):
      Interest and other income                                                           4,409,733          217,525
      Interest and other expense (note 4)                                              (10,476,904)        (170,095)
      Debt conversion expense (note 4)                                                            -        (385,000)
---------------------------------------------------------------------------------------------------------------------

Loss before minority interest                                                          (27,194,650)     (14,745,704)

Minority interest                                                                           412,606           48,055
---------------------------------------------------------------------------------------------------------------------

Net loss                                                                               (26,782,044)     (14,697,649)

Preferred stock dividends and accretion (note 3)                                        (3,871,328)      (1,070,985)
---------------------------------------------------------------------------------------------------------------------

Net loss to common stockholders                                                   $    (30,653,372)     (15,768,634)
=====================================================================================================================

Net loss per common share                                                         $          (4.96)          (3.30)
=====================================================================================================================

Average number of common shares outstanding (note 3)                                      6,185,459        4,771,689
=====================================================================================================================

See accompanying notes to consolidated financial statements.



AMERICAN COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Stockholders' Equity (Deficit)

Years ended June 30, 1996 and 1995

================================================================================


                                                                        Series A-1           Series B
                                                   Preferred Stock    Preferred Stock    Preferred Stock      Common Stock    '

                                                  ------------------ ------------------ --------------------------------------
                                                  Shares      Amount Shares      Amount Shares      Amount   Shares    Amount

------------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1994                         1,700  $ 1,700,000            $              $         2,755,005$

    Preferred Stock exchange (note 12)            (1,700)  (1,700,000)                                   548,387
    Set par value for common stock (note 5)                                                                        33,033
    Acquisition of Piedmont Teleport, Inc. (note                                                          62,000
    13)
    Write-ff of note receivable for common stock
    Series A Preferred private placement, net of                           186,664   186,664
    related costs (note 3)
    Series B Preferred private placement, net of                                               227,500   227,500
    related costs (note 3)
    Issuance of put right obligations (notes 6
    and 9)
    Cancellation of put right obligation (note
    7)
    Warrant and stock option exercises and stock                                                         2,379,390   23,794
    grant (note 6)
    Establish limitation on common stock put
    right obligation (note 6)
    Series A Preferred Stock dividends accrued
    (note 3)
    Net loss
--------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1995                                   $ 186,664     $ 186,664  227,500 $ 227,500  5,744,782$  56,827

    Issuance of Series B-4 Preferred Stock (note                                                50,000     50,000
    3)
    Issuance of detachable warrants (note 4)
    Warrants and stock options exercised (note                                                            900,909     9,010
    5)
    Series A and B Preferred Stock dividends
    accrued (note 3)
    Cancellation of and adjustments to put right
    obligations (note 6)
    Stock compensation expense
    Net loss
------------------------------------------------------------------------------------------------------------------------

Balances at June 30, 1996                             $        186,664     $ 186,664  277,500 $ 277,500  6,645,691$  65,837
==============================================================================================================================

See accompanying notes to consolidated financial statements.


                                                                              Notes
                                                            Additional      receivable                         Total
                                                            paid-in         on sale of         Accumulated     stockholders
                                                            capital         common stock          deficit      equity (deficit)
-------------------------------------------------------------------------------------------------------------------------------



Balances at June 30, 1994                                   1,080,566         (2,750)        (6,043,573)         (3,265,757)

    Preferred Stock exchange (note 12)                      1,700,000
    Set par value for common stock (note 5)                  (33,033)
    Acquisition of Piedmont Teleport, Inc. (note 13)
    Write-off of note receivable for common stock             (2,750)       2750
    Series A Preferred private placement, net of           15,009,461                                         15,196,125
    related costs (note 3)
    Series B Preferred private placement, net of           20,434,000                                         20,661,500
    related costs (note 3)
    Issuance of put right obligations (notes 6               (53,303)                                           (53,303)
    and 9)
    Cancellation of put right obligation (note                487,500                                            487,500
    7)
    Warrant and stock option exercises and stock              349,030                                            372,824
    grant (note 6)
    Establish limitation on common stock put                4,510,962                                          4,510,962
    right obligation (note 6)
    Series A Preferred Stock dividends accrued            (1,070,985)                                        (1,070,985)
    (note 3)
    Net loss                                                                                 (14,697,649)    (14,697,649)
-----------------------------------------------------------------------------------------

Balances at June 30, 1995                                 42,411,448                          (20,741,222)      22,141,217

    Issuance of Series B-4 Preferred Stock (note           4,950,000                                           5,000,000
    3)
    Issuance of detachable warrants (note 4)               8,684,000                                           8,684,000
    Warrants and stock options exercised (note               289,360                                             298,370
    5)
    Series A and B Preferred Stock dividends             (3,871,328)                                         (3,871,328)
    accrued (note 3)
    Cancellation of and adjustments to put right             775,753                                             775,753
    obligations (note 6)
    Stock compensation expense                             2,735,845                                           2,735,845
    Net loss                                                                                 (26,782,044)    (26,782,044)
-----------------------------------------------------------------------------------------

Balances at June 30, 1996                                 55,975,078                          (47,523,266)       8,981,813
                                                  ========================================

AMERICAN COMMUNICATIONS SERVICES, INC.

Consolidated Statements of Cash Flows

Years ended June 30, 1996 and 1995

========================================================================================================================

                                                                                                   1996            1995
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
     Net loss                                                                              $ (26,782,044)  (14,697,649)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                         3,078,426         497,811
        Interest deferral and accretion                                                      10,447,687               -
        Amortization of deferred financing fees                                                 668,317         323,900
        Provision for doubtful accounts                                                         180,940           8,570
        Loss attributed to minority interest                                                  (412,606)        (48,055)
        Noncash compensation, consultants and other expenses                                  2,735,845       6,419,412
        Noncash debt conversion expense                                                               -         385,000
        Changes in operating assets and liabilities:
           Trade accounts receivable                                                          (565,764)       (359,007)
           Restricted cash related to operating activities                                            -         200,000
           Other current assets                                                               (911,140)        (92,325)
           Other assets                                                                       (107,574)        (26,545)
           Accounts payable                                                                  17,474,179       3,170,885
           Accrued financing fees                                                            (1,542,255)      1,542,255
           Accrued employee costs                                                              (62,247)         719,333
           Other accrued liabilities                                                          (382,792)       1,055,673
------------------------------------------------------------------------------------------------------------------------

Net cash used in operating activities                                                         3,818,972       (900,742)
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Purchase of net assets of Piedmont Teleport, Inc.                                                -        (19,135)
     Purchase of equipment and furniture                                                     (2,966,987)      (306,454)
     Restricted cash related to network activities                                           (2,999,706)      (752,000)
     Network development costs                                                               (57,889,227)  (14,996,303)
------------------------------------------------------------------------------------------------------------------------

Net cash used in investing activities                                                        (63,855,920)  (16,073,892)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Issuance of notes payable                                                               166,888,210      3,510,349
     Payment of deferred financing fees                                                      (8,710,387)      (310,175)
     Warrant and stock option exercises                                                         298,370         372,824
     Issuances of Series A Preferred Stock, net of offering costs and conversion of bridge            -      10,962,046
     financing
     Issuances of Series B Preferred Stock, net of offering costs                             5,000,000      20,661,500
     Issuance of warrants with 2005 Notes                                                     8,684,000               -
     Issuance of notes payable - stockholders                                                         -         250,000
     Proceeds from sale of minority interest in subsidiaries                                    378,474         242,457
     Payments of notes payable - stockholders                                                 (146,083)       (481,692)
     Payments of bridge notes                                                                         -     (1,000,000)
     Payments of secured note                                                                         -        (75,000)
     Payments of secured convertible notes                                                            -        (77,281)
------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                    172,392,584     34,055,028
------------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents                                                    112,355,636     17,080,394
                                                                                                      -
Cash and cash equivalents, beginning of year                                                 20,350,791       3,270,397
------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                                     $ 132,706,427     20,350,791
========================================================================================================================

Supplemental disclosure of cash flow information - interest paid on all debt obligations   $     29,217         219,554
========================================================================================================================

Supplemental disclosure of noncash investing and financing activities:

Equipment financing                                                                        $    343,024               -
========================================================================================================================
Dividends declared in connection with Series A Preferred Stock                             $  3,871,328       1,070,985
========================================================================================================================
Bridge financing, secured convertible notes, and notes payable - stockholders converted to
     equity in connection with private placements                                          $          -       4,080,079
========================================================================================================================
Cancellation of and adjustments to put right obligations                                   $  (775,753)       (487,500)
========================================================================================================================
Write off of note receivable from sale of common stock                                     $          -           2,750
========================================================================================================================
Preferred stock exchange                                                                   $          -       1,700,000
========================================================================================================================
Purchase of Piedmont Teleport, Inc. for common stock and related put right obligation      $          -         192,303
========================================================================================================================
Negotiation of right-of-way agreement for option discount                                  $          -         201,000
========================================================================================================================

See accompanying notes to consolidated financial statements.


AMERICAN COMMUNICATIONS SERVICES, INC.


Notes to Consolidated Financial Statements

June 30, 1996 and 1995

================================================================================

                                                                    (Continued)

                                       F-1
   (1)   Basis of Presentation and Related Matters

         Organization

         The consolidated financial statements include the accounts of American Communications Services, Inc. and its majority-owned subsidiaries (ACSI or the Company). As discussed in note 4 to the consolidated financial statements, all of the Company's subsidiaries are wholly owned with the exception of the Louisville, Fort Worth, El Paso, Greenville, and Columbia subsidiaries, in which the Company has a 92.75% controlling ownership interest. All material intercompany accounts and transactions have been eliminated in consolidation.

         Business

         ACSI constructs and operates digital fiber optic networks and offers local telecommunications services to long distance companies and business and government end users in selected target markets, principally  in  the  southern  United  States.  The  Company  provides nonswitched dedicated services, including special access, switched transport and private line services. In addition to these dedicated services, the Company is developing and has begun offering high speed data services to business, government and other communications carriers, including Internet service providers. The Company has also begun offering on a limited basis enhanced voice messaging services and plans to begin offering local switched voice services in the future. The Company is a competitive local exchange carrier and is referred to as a competitive access provider with respect to provision of dedicated services.

         To date, the Company has funded the construction of its networks and its operations with external financing. Prior to November 1995, the primary sources of funds were two Preferred Stock private offerings completed in October 1994 and June 1995 (see note 3), and a credit facility from AT&T Credit Corporation (see note 4). During the fiscal year ended June 30, 1996, the Company raised additional funds through an additional sale of Preferred Stock (see note 3), two private offerings of Senior Notes, one of which included detachable warrants and further borrowings under the AT&T Credit Corporation Credit Facility (see note 4).

         The Company has utilized and intends to continue to utilize funds from its existing equity and debt financings towards the completion of its business plan, including the development and construction of fiber optic networks, the further development and introduction of new services, including high speed data, enhanced voice messaging and local switched voice services, for expansion of the Company's existing networks and to fund negative operating cash flow until cash flow break even. To meet its capital requirements, the Company may be required to sell additional debt or equity securities or increase its existing credit facility. The Company may also need to seek such additional financing to maintain balance sheet and liquidity ratios required under certain of its debt instruments.

================================================================================
AMERICAN COMMUNICATIONS SERVICES, INC.
================================================================================

Notes to Consolidated Financial Statements



================================================================================

   (1)   Continued

         Cash Equivalents

         Cash equivalents generally consist of highly liquid debt instruments with an initial maturity date of three months or less. At June 30, 1996 and 1995, cash equivalents consisting of government securities and overnight investments are approximately $137,938,000 and $20,945,000, respectively.

         The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction of cash amounting to $2,342,000 and $752,000 at June 30, 1996 and 1995, respectively. The face amount of all bonds and letters of credits was approximately $4,629,000 as of June 30, 1996.

         In addition, as required under the AT&T Credit Facility (see note 4), the Company has approximately $1,410,000 deposited in restricted cash accounts at June 30, 1996.

         Networks, Equipment and Furniture

         Networks, equipment and furniture are stated at cost less accumulated depreciation. Costs capitalized during the network development stage include expenses associated with network engineering, design and construction, negotiation of rights-of-way, obtaining legal and regulatory authorizations and the amount of interest costs associated with the network development. In 1996 and 1995, the Company capitalized interest of approximately $3,051,000 and $536,000, respectively.

         Provision for depreciation of networks, equipment and furniture is computed using the straight-line method over the estimated useful lives of the assets beginning in the month a network is substantially complete and available for use and equipment and furniture are acquired.

         The estimated useful lives of the Company's principal classes of assets are as follows:
          Networks:
                Fiber optic cables and installation costs      20 years
                Telecommunications equipment                   3-7 years
                Interconnection and collocation costs          3-10 years
                Leasehold improvements                         Life of lease
                Furniture and fixtures                         5 years

         Deferred Financing Fees

         Deferred financing fees include commitment fees and other costs related to certain debt financing transactions and are being amortized using the effective interest method over the initial term of the related debt.

   (1)   Continued

         Revenue Recognition

         Revenue is recognized as services are provided. Billings to customers for services in advance of providing such services are deferred and recognized as revenue when earned.

         Earnings (Loss) Per Common Share

         The computation of earnings (loss) per common share is based upon the weighted average number of common shares outstanding. The effect of including common stock options and warrants as common stock equivalents would be anti-dilutive and is excluded from the calculation of loss per common share.

         Income Taxes

         Deferred income taxes are recognized for temporary differences between financial statement and income tax bases of assets and liabilities and loss carryforwards and tax credit carryforwards for which income tax benefits are expected to be realized in future years. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

         Reclassifications

         Certain reclassifications have been made to the 1995 consolidated financial statements to conform to the 1996 presentation. Such reclassifications had no effect on net loss or total stockholders' equity.

         Effect of New Accounting Standards

         In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which will require the Company to review for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of SFAS No. 121 is required in fiscal year 1997.

         In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value based method for financial accounting and reporting for stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured by using the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. SFAS No. 123 is effective in fiscal year 1997.

   (1)   Continued

         While the Company does not know precisely the impact that will result from adopting SFAS No. 121 and SFAS No. 123, the Company does not expect the adoption of SFAS No. 121 or SFAS No. 123 to have a material effect on the Company's consolidated financial position or results of operations.

         Use of Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

         Concentration of Credit Risk

         The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that service the Company's markets. For the years ended June 30, 1996 and 1995, approximately 60% and 85%, respectively, of the Company's revenues were attributable to services provided to four and three of the largest long distance telecommunications companies, respectively. The loss of any one of these customers could have an adverse material impact on the Company's revenues.


   (2)   Networks, Equipment and Furniture

         Networks, equipment and furniture consists of the following at June 30:

         Networks and telecommunications equipment                              $76,853,865               15,570,450
         Furniture and fixtures                                                   1,982,910                  188,534
         Computer software                                                          948,848                   56,485
         Leasehold improvements                                                     362,341                   82,093

                                                                                 80,147,964               15,897,562

         Less - accumulated depreciation and amortization                          3,408,698                  330,272

         Total, net of accumulated depreciation and amortization               $ 76,739,266               15,567,290





   (3)   Private Placements

         In October 1994, the Company completed a private placement of its 9% Series A Convertible Preferred Stock, $1.00 par value (the "Series A Preferred Stock"). There were 138,889 shares issued for cash at $90 per share resulting in proceeds of $10,962,046, net of placement agent commissions and related placement fees and costs.

         In addition, bridge financing was converted and several other obligations were retired with proceeds of the offering. See note 4 to the consolidated financial statements. Further, as discussed in note 6 to the consolidated financial statements, certain parties obtained warrants to purchase shares of the Company's common stock. In June 1995, the Series A Preferred Stock was exchanged for an identical number of 9% Series A-1 Convertible Preferred Stock, $1.00 par value. (the "Series A-1 Preferred Stock").

         In June 1995, the Company completed a private placement of its 9% Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred"), 9% Series B-2 Convertible Preferred Stock (the "Series B-2 Preferred") and 9% Series B-3 Convertible Preferred Stock (the "Series B-3 Preferred"), each having a par value of $1.00 per share. There were 227,500 shares issued for cash at $100 per share with proceeds of $20,661,500, net of placement agent commissions and related placement fees and costs. In November, 1995, 50,000 shares of 9% Series B-4 Convertible Preferred Stock (the "Series B-4 Preferred") were issued for cash of $100 per share resulting in proceeds of $5,000,000. The Series B-1 Preferred, the Series B-2 Preferred, the Series B-3 Preferred and the Series B-4 Preferred are hereafter collectively referred to as the "Series B Preferred Stock." The Series A-1 Preferred Stock and the Series B Preferred Stock are hereafter collectively referred to as the "Preferred Stock." Further, as discussed in note 6 to the consolidated financial statements, certain parties obtained warrants to purchase shares of the Company's common stock.

         The Company's Preferred Stock and common stock vote as a single class (except with respect to the election of directors and certain other transactions and matters) with the common stock entitled to one vote per share and the Preferred Stock entitled to one vote for each share of common stock into which it is convertible. At June 30, 1996, the outstanding Series A-1 Preferred Stock was convertible into 7,466,560 shares of common stock and the outstanding Series B Preferred Stock was convertible into 9,910,718 shares of common stock.

         Pursuant to the Company's certificate of incorporation, the board of directors is currently comprised of seven directors. The holders of common stock are entitled to elect four directors and the holders of the Preferred Stock are entitled to elect three directors. In addition, certain transactions and matters require the consent of the holders of at least 75% of the shares of Preferred Stock voting as a separate class.

         Certain holders of the Company's Preferred Stock and common stock have entered into a Voting Rights Agreement pursuant to which such stockholders have agreed to vote their shares of Preferred Stock and common stock for the election of directors designated by the majority Preferred stockholders.

   (3)   Continued

         In connection with its Series A-1 and Series B Preferred Stock, the Company has recorded approximately $4,942,000 and $1,071,000 as of June 30, 1996 and 1995, respectively, as a reduction in additional paid-in capital, for the payment of anticipated dividends. The Company's certificate of incorporation requires the Company to accrue dividends, on a quarterly basis, at an annual rate of 9% of the face value of the Series A-1 and B Preferred Stock.

         Although the Board of Directors of the Company has not taken any formal action as of June 30, 1996, as a condition of the aforementioned provisions of the certificate of incorporation, the dividends have been deemed declared and properly reflected in the accompanying consolidated financial statements as of June 30, 1996 and 1995. Pursuant to the Company's certificate of incorporation, dividends accrued shall be paid cumulatively, beginning December 31, 1997, or earlier upon conversion. Upon such conversion prior to December 31, 1997, the Company may, in lieu of accrued and unpaid dividends, issue promissory notes to the holders of the Preferred Stock. The Company expects to issue promissory notes to the holders on January 1, 1998 for dividends accrued, if conversion has not occurred, subject to restrictions included in the Senior Discount Note Indentures. Conversion may occur at any time at the holder's option or automatically, upon a certain qualifying issuance of common stock. As of June 30, 1996, no conversions had occurred.


   (4)   Debt

         Long-term debt at June 30 consists of the following:
                                                                                 1996                          1995
         Notes payable - stockholders at 10-15%, maturing                      $      -                  $    146,083
         September 15, 1995

         AT&T Credit Corporation equipment and working
         capital financing facility                                              14,971,122                 3,652,085

         2006 Senior Discount notes, interest at 12 3/4%,
         maturing April 1, 2006                                                  66,635,887                        -

         2005 Senior Discount notes, interest at 13%,
         maturing November 1, 2005                                              102,432,137                        -

         Secured equipment note payable,  interest of 9.98%,  payable in 36 equal monthly installments of $2,766, including interest commencing March 1,
         1996                                                                       343,024                        -

         Total Long-term debt                                                   184,382,170                  3,798,168
         Less current portion                                                       252,809                    146,083
                                                                                    -------                    -------

                                                                               $184,129,361                  3,652,085

   (4)   Continued

         Principal payments for each of the years from 1997 to 2001 and thereafter, are due as follows at June 30, 1996:


         Year ending June 30,                                   Amount
         -------------------------------------------------------------

          1997                                               $  252,809
          1998                                                  712,372
          1999                                                  861,939
          2000                                                1,323,195
          2001                                                1,902,943
          Thereafter                                        179,328,912
          -------------------------------------------------------------

                                                         $  184,382,170
                                                         --------------

         Notes Payable - Stockholders

         At June 30, 1995, the Company had a total of $146,083 in notes payable to stockholders which matured and were repaid on September 14, 1995.

         AT&T Credit Corporation Equipment and Working Capital Financing
         Facility

         In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million (including a reserve for deferred interest) in financing for the development and construction of fiber optic networks by the Company's subsidiaries. In accordance with the terms of the facility, the Company is obligated to use at least 10% of the borrowed funds for purchases of equipment manufactured by AT&T or its affiliates. Pursuant to the AT&T Credit Facility, during fiscal 1995 the Company's subsidiaries in Louisville, Fort Worth, Greenville and Columbia entered into loan agreements with AT&T Credit Corporation providing for up to $19.8 million in loans secured by the assets of such subsidiaries. As of June 30, 1995, an aggregate of approximately $3.7 million had been borrowed under these agreements. Subsequent to June 30, 1995, the Company's subsidiary in E1 Paso entered into a separate loan agreement with AT&T Credit Corporation pursuant to the AT&T Credit Facility providing for up to an aggregate of approximately $5.5 million in loans secured by its assets. As of June 30, 1996, outstanding borrowings under the AT&T Credit Facility totaled approximately $15 million, including accrued interest of approximately $1.4 million. Interest rates currently applicable to the loans range from 11.32% to 13.59%.

   (4)   Continued

         The loans under the AT&T Credit Facility are secured by all of the assets of the respective borrowing subsidiary, including its installed fiber optic system and other equipment. The principal of borrowed amounts is payable in 28 consecutive quarterly installments, beginning with the ninth quarter after the date of the loan. The principal of borrowed amounts may be prepaid in certain circumstances, and must be prepaid along with a premium in other circumstances. Interest is due quarterly. At the borrowing subsidiary's option, the interest rate may be fixed or variable. The borrowing subsidiary has a one-time option to convert all variable rate loans to fixed rate loans. Upon certain events of default, additional interest ranging from 2% to 4% will become payable. Interest may generally be deferred so long as it would not cause the outstanding principal balance to exceed the commitment amounts for Capital Loans and for Equipment Loans (as defined in the loan documents). To date, the Company has elected to defer all interest due under the loans. In addition, the AT&T Credit Facility includes covenants, some of which impose certain restrictions on the Company and its subsidiaries including restrictions on the declaration or payment of dividends, the conduct of certain activities, certain capital expenditures, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates' and extraordinary corporate transactions. The AT&T Credit Facility imposes restrictions on the ability of those subsidiaries of ACSI that incur indebtedness thereunder to transfer funds to ACSI in the form of dividends or other distributions. The AT&T Credit Facility also imposes restrictions on the ability of such subsidiaries to raise capital by incurring additional indebtedness. These restrictions could limit ACSI's ability to meet its obligations with respect to the 2005 and 2006 Senior Discount Notes. The various agreements which comprise the AT&T Credit Facility terminate on dates ranging from October 1996 to May 1997.

         Pursuant to the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the outstanding capital stock of each of the Company's operating subsidiaries for which it provided financing. The Company was required to pledge its interest in these subsidiaries to AT&T Credit Corporation as a condition to each loan. Under certain circumstances, this pledge agreement also restricts the Company's ability to pay dividends on its capital stock.

         2005 Senior Discount Notes and 2006 Senior Discount Notes

         On November 14, 1995, the Company completed an offering of 190,000 Units (the "Units") consisting of $190,000,000 principal amount of 13% Senior Discount Notes due 2005 (the "2005 Notes") and warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share (the "Warrants"). The 2005 Notes will accrete at a rate of 13% compounded semi-annually to an aggregate principal amount of $190,000,000 by November 1, 2000. Thereafter, interest on the 2005 Notes will accrue at the annual rate of 13% and will be payable in cash semi-annually. The Company received net proceeds of approximately $96,826,000 from the sale of the Units. The value ascribed to the Warrants was $8,684,000.

   (4)   Continued

         On March 21, 1996, the Company completed an offering of $120,000,000 of 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") resulting in net proceeds of approximately $61,800,000. The 2006 Notes will accrete at a rate of 12 3/4% compounded semi-annually, to an aggregate principal amount of $120,000,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12 3/4% and will be payable in cash semi-annually on April 1 and October 1, commencing on October 1, 2001. The 2006 Notes will mature on April 1, 2006.

         The 2005 Notes and 2006 Notes (collectively the "Notes") are general unsubordinated and unsecured obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Notes and do not guarantee the notes. Therefore, the Notes are effectively subordinated to all liabilities of ACSI's subsidiaries, including trade payables. Any rights of the Company and its creditors, including the holders of the Notes, to participate in the assets of any of the Company's subsidiaries upon any liquidation or reorganization of any such subsidiaries will be subject to the prior claims of that subsidiary's creditors.

         The Notes are subject to certain covenants which, among other things, restrict the ability of ACSI and certain of its subsidiaries to incur additional indebtedness, pay dividends or make distributions.

         Debt Conversion

         On June 28, 1994, the Company issued a total of $4,300,720 principal of its 15 percent convertible bridge notes due December 31, 1994, including $1,300,720 issued to then existing stockholders. During 1995, the holders of $3,300,720 of these convertible bridge notes converted the notes plus accrued interest thereon of $35,754 into 37,073 shares of Series A Preferred Stock. The remaining $1,000,000 principal amount was retired by cash payment from the proceeds of the Series A Preferred Stock private offering (see note 3). The Company recorded noncash debt conversion expense of $231,000 associated with the related unamortized financing fees.

         At June 30, 1994, the Company had outstanding loans from affiliates with an aggregate principal balance of $606,640, which were notes secured by certain assets of the Company. These loans bore interest at 15% per annum and had a scheduled maturity date of December 31, 1994.

         In October 1994, the holders of $529,359 principal amount of these notes, plus accrued interest thereon of $29,368, converted the notes into 7,924 shares of Series A Preferred Stock. The remaining principal on the secured convertible notes of $77,281 was retired by a cash payment from the proceeds of the Series A Preferred Stock private placement offering (see note 3). The Company recorded noncash debt conversion expense of $154,000 equal to the premium to induce conversion.

   (4)   Continued

         In August 1994, the Company borrowed $250,000, at a rate of 15% per annum from an affiliate that was payable on demand. In October 1994, this note was converted into 2,778 shares of Series A Preferred Stock.


   (5)   Stockholders' Equity

         Common Stock

         In fiscal 1995, the Company established a par value of $.01 for its issued and outstanding common stock.

         Preferred Stock


         Pursuant to the Series B Preferred Stock offering, as described in note
         3, four classes of Series B Preferred Stock have been designated and issued. The composition of the Series B Preferred Stock at June 30,
         1996 is as follows:

         Preferred Stock, $1.00 par value, 100,000 shares designated as 9% Series                  $  100,000
          B-1 Convertible Preferred Stock authorized, issued and outstanding

          Preferred Stock, $1.00 par value, 102,500 shares designated as 9% Series
          B-2 Convertible Preferred Stock authorized, issued and outstanding                          102,500

          Preferred  Stock,  $1.00 par value,  25,000  shares  designated as 9% Series B-3             25,000
          Convertible Preferred Stock authorized, issued and outstanding

          Preferred Stock, $1.00 par value, 50,000 shares designated
          as 9% Series B-4 Convertible Preferred Stock authorized, issued and outstanding              50,000
          ---------------------------------------------------------------------------------------------------



          Total                                                                                     $  277,500
          ----------------------------------------------------------------------------------------------------


   (6)   Stock Options and Stock Purchase Warrants

         The Company has a stock option plan which provides for the granting of options to officers, employees, and consultants of the Company to purchase shares of its common stock within prescribed periods.

         In 1994, the Company entered into employment agreements with five executive officers. Pursuant to the agreements, as amended, such officers have been granted options to purchase an aggregate of 4,149,834 shares of common stock of the Company at exercise prices ranging from $.875 to $3.40 per share. The options vest at various dates as specified in the employment agreements with 4,069,834 of the options vesting on specific dates ranging from November 1, 1993 to November 4, 2001, and 80,000 of such options which vested upon the occurrence of certain specified performance milestones. When the employment of these individuals with the Company terminates, these individuals have the right to sell certain of their shares to the Company (the put right) for a price equal to fair market value. On June 26, 1995, the employment agreements were amended to limit the purchase price paid by the Company pursuant to the put right to a maximum of $2,500,000, which amount is subject to further reductions based on the employee's sale of stock. During fiscal 1996, the limit was further reduced to $2,000,000.

         The Company has also issued 500,000 options to a supplier to purchase stock at 90% of the fair value at the date of exercise. Such options give the supplier the right to sell the stock acquired back to the Company at fair value under certain circumstances. None of the options have been exercised to date and they expire in December, 1997.

         Stock option activity for the years ended June 30, 1996 and 1995 is as follows:



                                     Number                    Price Per Share
                                     -----------------------------------------

Balances, June 30, 1994             858,875                     $ .875 - 3.10

     Granted                      4,935,314                       .875 - 4.00
     Exercised                            -                         -      -
     Canceled                     (100,000)                       .875 - 4.00
     ------------------------------------------------------------------------

Balances, June 30, 1995           5,694,189                       .875 - 4.00

     Granted                      1,225,786                       2.25 - 6.27
     Exercised                    (104,699)                       .875 - 4.57
     Canceled                      (70,462)                       2.25 - 6.27
     ------------------------------------------------------------------------

Balances, June 30, 1996           6,744,814                   $  .875  - 6.27
-----------------------------------------------------------------------------

   (6)   Continued

         As of June 30, 1996, a total of 4,681,343 options are vested and exercisable. Noncash compensation expense associated with employee stock options amounted to $2,735,845 and $6,382,000 in 1996 and 1995, respectively.

         During 1995 and 1996 in connection with the Series A-1 and Series B Preferred Stock private placements and related bridge note conversions, warrants for 4,367,078 shares of common stock were issued at prices ranging from $.01 to $3.10. In 1996 and 1995, 1,189,958 and 2,299,967
         of such warrants were exercised during the year for proceeds totaling approximately $11,899 and $305,000, respectively. In 1996, as part of the issuance at the 2005 Notes, detachable warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share were issued.

         At June 30, 1995, warrants for 408,391 shares at a price of $.875 per share granted pursuant to consulting and subordinated note agreements, during 1994 and 1995, were outstanding. During 1996, 150 of such warrants were exercised.

         At June 30, 1996, the remaining warrants outstanding are as follows:

                                                                 Number                        Price Per Share
                                                                 ---------------------------------------------
          Pursuant to consulting and subordinated note
          agreements, expiration through September 13,             408,241                       $   0.875
          1996
          Series A and Series B Preferred Stock placements         877,153                      .01 - 3.10
          2005 Senior Discount Notes offering                    2,432,000                            7.15
          ------------------------------------------------------------------------------------------------

          Total                                                  3,717,394                  $  .875 - 7.15
          ------------------------------------------------------------------------------------------------




         The gross proceeds that would be received by the Company on the exercise of all outstanding options and warrants is approximately $33,700,000.

   (7)   Commitments and Contingencies

         Certain Agreements

         The Company has signed nonexclusive license agreements with various utility and inter-exchange carrier companies, including an affiliate of one of the country's three largest long distance carriers, to install and maintain fiber cable systems for the Company's use for periods up to 15 years or more, upon exercising of extensions available to the parties. Under these agreements, the Company has use of these rights-of-way for its telecommunications systems, and may be entitled to certain payments for providing telecommunications service, subject to its satisfactory performance of certain agreed upon requirements.

         Retirement Plan

         On February 1, 1996, the Company began sponsoring the American Communications Services, Inc. 401(k) Plan (the "Plan"), a defined contribution plan. All individuals employed on February 1, 1996 were eligible to participate. Participation to all other employees is available after three months of full-time equivalent service. The Company contributions under the Plan are discretionary and may be as much as 6% of an employee's gross compensation subject to certain limits. Total expense under the Plan amounted to approximately $30,000 in 1996.

         Legal Proceedings

         On July 24, 1996, the Company was named as a codefendant in a lawsuit arising from a personal injury sustained during the construction of one of its networks. At the time of the incident giving rise to the lawsuit, the plaintiff was an employee of a subcontractor hired by the Company's general contractor for the construction project. The lawsuit seeks recovery from the Company and the general contractor of at least $25 million plus punitive damages. The Company, the general contractor, and the Company's insurance carrier have begun investigations into the facts surrounding the incident and intend to defend against this suit vigorously.

         In addition, the Company is a party to certain litigation and regulatory proceedings arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

   (8)   Leases

         The Company is obligated under various noncancelable operating leases for office and node space as well as office furniture. The minimum future lease obligations under these noncancelable operating leases as of June 30, 1996 are, approximately, as follows:

          Year ending June 30,                                      Amount
          ----------------------------------------------------------------

          1997                                                $  1,566,000
          1998                                                   1,458,000
          1999                                                   1,347,000
          2000                                                   1,245,000
          2001                                                   1,576,000
          Thereafter                                             3,011,000
          ----------------------------------------------------------------

                                                             $  10,203,000
                                                             -------------


         Rent expense for the years ended June 30, 1996 and 1995 was approximately $1,166,000 and $200,000, respectively.


   (9)   Related-Party Transactions

         In October 1993, the Company executed a financial consulting and advisory agreement with a related party for a period of six months. In consideration, the related party received warrants to purchase 300,000 shares of ACSI common stock exercisable at $.875 per share if a future equity financing was successfully completed. The related party had the right to resell the shares to ACSI for $2.50 per share two years from the date of the agreement. At June 30, 1994, the Company provided an accrual of $487,500 for this redemption privilege at the redemption price net of the exercise price. In June 1995, the Company's obligations to repurchase the shares were assumed by a stockholder of the Company. Accordingly, as of June 30, 1995, the $487,500 share value has been transferred from redeemable stock, options, and warrants to additional paid-in-capital.

         On June 16, 1994, the Company entered into a financial consulting agreement for capital raising activities with an entity controlled by significant stockholders of the Company. Under this agreement, the Company paid $153,750 for consulting services rendered through the date of the agreement relating to placement of the Convertible Bridge Notes. Additionally, the Company agreed to pay a $7,500 monthly consulting fee for a two year period beginning on the closing date of the first private placement. During 1996 and 1995, the Company paid $90,000 and $67,500 under this arrangement, respectively.

   (9)   Continued

         Effective July 1, 1994, the Company engaged SGC Advisory Services, Inc. ("SGC") as a financial and business consultant for three years. SGC is an affiliate of Steven G. Chrust, a former director of the Company. Pursuant to the agreement, the Company will compensate SGC as follows:
         (1) a monthly fee of $5,000; and (2) options to purchase up to 50,000 shares of the Company's Common Stock which vest on July 1, 1997, and are exercisable on or before July 1, 1999. At the end of each month of the term of the agreement, SGC earns a credit against the exercise price of those options equal to 1/36th of the exercise price. The shares issued upon exercise of the options will be priced at $2.25 per share and the shares issued will have piggy back registration rights.


  (10)   Income Taxes

         Temporary differences and carryforwards that give rise to deferred tax assets and liabilities at June 30 are as follows:

                                                                                1996                          1995
                                                                                ----------------------------------
         Deferred tax assets:
             Capitalized start-up and other costs                              $  3,733,898                  4,163,941
             Stock options - noncash compensation                                 3,848,128                  2,768,488
             Net operating loss carryforwards                                    12,181,162                  1,149,755
             Other accrued liabilities                                              496,634                    454,391
             -------------------------------------------------------------------------------------------------------

          Total gross deferred tax assets                                        20,259,822                  8,536,575

             Less:  valuation allowance                                          18,304,754                  8,291,380
             -------------------------------------------------------------------------------------------------------

          Net deferred tax assets                                                 1,955,068                    245,195

          Deferred tax liabilities - fixed assets depreciation and amortization   1,955,068                    245,195
          ------------------------------------------------------------------------------------------------------------

          Net deferred tax assets (liabilities)                                   $     -                          -
          ----------------------------------------------------------------------------------------------------------

  (10)   Continued

         The valuation allowance for deferred tax assets as of July 1, 1995 and 1994 was $8,291,380 and $2,375,327, respectively. The net change in the total valuation allowance for the year ended June 30, 1996 and 1995 was an increase of $10,013,374 and $5,916,053, respectively. The valuation allowances at June 30, 1996 and 1995 are a result of the ultimate utilization of the tax benefits related to the deferred tax assets. The utilization of the tax benefits associated with net operating losses of approximately $31,000,000 at June 30, 1996 is dependent upon the Company's ability to generate future taxable income. The net operating loss carryforward period expires commencing in 2008 through the year 2011. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of the net operating loss carryforward may have occurred.

         No income tax provision has been provided for the years ended June 30, 1996 and 1995 as the aforementioned deferred tax assets have provided no tax benefit.


  (11)   Acquisition

         On September 12, 1994 the Company executed a Stock Purchase Agreement with Piedmont Teleport, Inc. under which the Company acquired certain assets, liabilities, and certain right-of-way agreements for $20,000 in cash and the issuance of 62,000 shares of the Company's common stock. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at September 12, 1994. The seller has the right to put these shares back to the Company on November 1, 1996 for a price of $2.50 per share. Accordingly, this obligation is recorded as redeemable stock in the accompanying consolidated financial statements.


(12)Fair Value of Financial Instruments

         The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments:

         Cash and Cash Equivalents

         The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

         Letters of Credit

         The fair value of the Letters of credit is based on fees currently charged for similar agreements.

================================================================================
                                       F-1
================================================================================
(12)Continued

         Short-Term and Long-Term Debt

         The fair value of the Company's long term debt is estimated based on the quoted market prices for the same or similar issue if available or based on the present value of expected cash flows at rates currently available to the Company borrowing with similar terms.

         The carrying amounts and fair values of the Company's financial instruments at June 30, 1996 were:





                                                                                1996
                                                                                ----

                                                              Carrying Value                 Fair Value
                                                              -----------------------------------------

Cash and cash equivalents (including restricted cash)            136,458,133                  136,458,133
Letters of credit                                                          -                       69,000
Long-term debt                                                   184,382,170                  183,987,000
---------------------------------------------------------------------------------------------------------


===================================================================================================================


                                                            EXHIBIT INDEX


====================================================================================================================================
Exhibit
Numbers               Description                                                                                     Page Number
------------------------------------------------------------------------------------------------------------------------------------
10.56                 Form of Non-Qualified Stock Option Certificates, as amended,                                    E-1
                      issued to Anthony J. Pompliano.
------------------------------------------------------------------------------------------------------------------------------------
10.57                 Employment Agreement between the Company and Harry J.                                           E-2
                      D'Andrea.
------------------------------------------------------------------------------------------------------------------------------------
10.58                 Master Amendment to Loan and Security Agreements dated                                          E-3
                      November 30, 1995, among American Communication Services of
                      Louisville, Inc., American Communication Services of Fort
                      Worth, Inc., American Communication Services of Columbia,
                      Inc., American Communication Services of Greenville, Inc.,
                      American Communication Services of El Paso and AT&T Credit
                      Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.59                 Master Reaffirmation of Parent Pledge and Support Agreements                                    E-4
                      dated November 30, 1995, between the Company and AT&T Credit
                      Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.60                 Letter of Amendment to Loan and Security Agreements dated                                       E-5
                      December 19, 1995, among American Communication Services of
                      Fort Worth, Inc., American Communication Services of
                      Columbia, Inc., American Communication Services of
                      Greenville, Inc., American Communication Services of El Paso
                      and AT&T Credit Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.61                 Second Master Amendment to Loan and Security Agreements,                                        E-6
                      Waiver and Equipment Notes Modification Agreement dated
                      September 6, 1996 among American Communication Services of
                      Louisville, Inc., American Communication Services of Fort
                      Worth, Inc., American Communication Services of Columbia,
                      Inc., American Communication Services of Greenville, Inc.,
                      American Communication Services of El Paso and AT&T Credit
                      Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.62                 Second Master Reaffirmation of Parent Pledge and Support                                        E-7
                      Agreements dated September 6, 1996 between the Company and
                      AT&T Credit Corporation.
------------------------------------------------------------------------------------------------------------------------------------
10.63                 Master Equipment Lease Agreement dated August 26, 1996,                                         E-8
                      between the Company and AT&T Credit Corporation
------------------------------------------------------------------------------------------------------------------------------------
11.1                  Statement re: computation of per share earnings (loss).                                         E-9
------------------------------------------------------------------------------------------------------------------------------------
21.1                  Subsidiaries of the Registrant.                                                                 E-10
------------------------------------------------------------------------------------------------------------------------------------
23.1                  Consent of KPMG Peat Marwick LLP.                                                               E-11
------------------------------------------------------------------------------------------------------------------------------------
27.1                  Financial Data Schedules.                                                                       E-12
====================================================================================================================================
------------------------------------------------------------------------------------------------------------------------------------
99.1                  Certain Factors to Consider in Connection with Forward                                          E-13
                      Looking Statements.
====================================================================================================================================