Form 10KSB/A
period 1996-06-30
AMERICAN COMMUNICATIONS SERVICES INC
filed 1996-10-07
CIK 932140

THIS DOCUMENT IS AN AMENDMENT TO THE PAPER FORMAT
                    FILING OF THE ANNUAL REPORT ON FORM 10KSB
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1996 OF
                     AMERICAN COMMUNICATIONS SERVICES, INC.



                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10 - KSB/A
              ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934

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

     Check here if there is no disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in the definitive proxy incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

     Issuer's revenues for the fiscal year ended June 30, 1996 were $3,415,137.

     The aggregate market value of the voting stock held by non-affiliates based upon the last reported sales price of a share of common stock as reported on the Nasdaq National Market on September 20, 1996 was $36,551,138. As of September 20, 1996 there were 6,761,466 shares of common stock outstanding, par value $0.01 per share outstanding.

The Index to Exhibits appears on page 63.

                       Documents Incorporated By Reference

The registrant's definitive Proxy Statement for its annual meeting of stockholders scheduled to be held on November 15, 1996, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB/A.

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                        1996 FORM 10 - KSB/A ANNUAL REPORT
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


Item 8. Changes In and Disagreements With Accountants on
        ------------------------------------------------
        Accounting and Financial Disclosure
        -----------------------------------

Not Applicable.

                                    Part III

         The information required by Item 9 - Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10 - Executive Compensation; Item 11 - Security Ownership of Certain Beneficial Owners and Management; and Item 12 - Certain relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-KSB/A by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on November 15, 1996.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS (Numbered in accordance with Item 601 of Regulation S-B)


                                                                                     EXHIBIT NO. OR
EXHIBIT                                                                              INCORPORATION
  NO.                     DESCRIPTION                                                BY REFERENCE
=======                   ===========                                                =============

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

Dated: October 4, 1996.


                                        AMERICAN COMMUNICATIONS SERVICES, INC.


                                            /s/  HARRY J. D'ANDREA
                                        By: Harry J. D'Andrea
                                            Chief Financial Officer
                                           (Principal Financial and Accounting
                                                       Officer)

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


                                      F-3

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

                                      F-5

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

                                      F-6

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


   (2)   Networks, Equipment and Furniture

         Networks, equipment and furniture consists of the following at June 30:

         Networks and telecommunications equipment                              $76,853,865               15,570,450
         Furniture and fixtures                                                   1,982,910                  188,534
         Computer software                                                          948,848                   56,485
         Leasehold improvements                                                     362,341                   82,093

                                                                                 80,147,964               15,897,562

         Less - accumulated depreciation and amortization                          3,408,698                  330,272

         Total, net of accumulated depreciation and amortization                $76,739,266               15,567,290





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