Form 10QSB
period 1996-09-30
AMERICAN COMMUNICATIONS SERVICES INC
filed 1996-11-14
CIK 932140

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 FORM 10 - QSB

            QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                      SECURITIES AND EXCHANGE ACT OF 1934

              For the quarterly period ended: September 30, 1996

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

                        YES    X    NO
                           --------   -------


     Indicate the Number of shares of the issuer's classes of common stock outstanding as of the latest practicable date.

   Class of Common Stock                      Outstanding as of November 8, 1996
   ----------------------                     ----------------------------------

Common Stock, Par Value $0.01                             6,771,729

           Transitional Small Business Disclosure Format (check one):

                     YES             NO      X
                        -----------     -----------

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                                 FORM 10 - QSB

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                            PAGE
                                                                                            ----
                                                                                           NUMBER
                                                                                           ------
Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets   - June 30, 1996
and September 30, 1996                                                                        3

Condensed Consolidated Statements of Operations - Three
months ended September 30, 1995 and 1996                                                      5

Condensed Consolidated Statements of  Cash Flows - Three
months ended September 30, 1995 and 1996                                                      6

Notes to Unaudited Condensed Consolidated Interim
Financial Statements                                                                          7

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                     9

Part II         Other Information                                                             18

Item 2.   Changes in Securities                                                               18

Item 6.   Exhibits and reports on Form 8-K                                                    18

Signatures                                                                                    19

                                     Part I
                             Financial Information
Item 1 - Financial Statements

                     American Communications Services, Inc.
                     Condensed Consolidated Balance Sheets

                                                               June 30, 1996            September 30, 1996
                                                                                             (UNAUDITED)
Assets
Current Assets
   Cash and Cash equivalents                                      $132,706,427               $102,819,308
   Restricted cash                                                   3,751,706                  2,392,152
   Accounts receivable, net                                            735,260                  1,870,947
   Other current assets                                              1,003.465                  2,195,729
                                                                 -------------              -------------
        Total current assets                                       138,196,858                109,278,136
                                                                 -------------              -------------
Networks, furniture and equipment, gross                            80,147,964                101,881,877
        (less: Accumulated depreciation)                           ( 3,408,698)                (5,404,390)
                                                                 ------------               ------------
                                                                    76,739,266                 96,477,487
Deferred financing fees                                              8,334,183                  8,235,262
Other assets                                                           329,584                    549,264
                                                                 -------------              -------------
        Total assets                                              $223,599,891               $214,540,149
                                                                 -------------              -------------

Liabilities, Redeemable Stock, Options and
Warrants, Minority Interest and Stockholders' Equity

Current Liabilities
   Accounts payable                                               $ 21,317,346               $ 10,703,168
   Accrued liabilities                                               1,660,954                  2,473,656
   Notes payable - stockholders                                        252,809                    103,169
                                                                 -------------              -------------
        Total current liabilities                                   23,231,109                 13,279,993
                                                                 -------------              -------------
Long Term Liabilities
   Notes payable                                                   184,129,361                198,357,465
   Other Long Term Liabilities                                               -                    413,954
   Dividends payable                                                 4,942,313                  5,949,183
                                                                 -------------              -------------
        Total liabilities                                          212,302,783                218,000,595
                                                                 -------------              -------------



See accompanying notes to unaudited condensed consolidated interim financial statements

                     American Communications Services, Inc.
                     Condensed Consolidated Balance Sheets

                                                                June 30, 1996          September 30, 1996
                                                                                           (UNAUDITED)
Liabilities, Redeemable Stock, Options
and Warrants, Minority Interest and
Stockholders' Equity  (continued)

Redeemable stock, options and warrants                               2,155,025                  2,155,025
                                                                  ------------               ------------

Minority Interest                                                      160,270                     64,514
                                                                  ------------               ------------

Stockholders' Equity
   Preferred stock, $1.00 par value, 186,664
   shares designated as 9% Series A-1
   Convertible Preferred Stock, authorized,
   issued and outstanding                                              186,664                    186,664
   Preferred stock, $1.00 par value, 277,500
   shares designated as 9%
   Series B Convertible Preferred Stock, authorized,
   issued and outstanding                                              277,500                    277,500
   Common Stock, $0.01 par value,
   30,000,000 shares authorized, 6,645,691
   and 6,761,466 shares, respectively, issued
   and outstanding                                                      65,837                     66,994
   Additional paid-in-capital                                       55,975,078                 55,079,732
   Accumulated deficit                                             (47,523,266)               (61,290,875)
                                                                   -----------                -----------

Total stockholders' equity/(deficit)                                 8,981,813                 (5,679,985)
                                                                  ------------                ------------

Total Liabilities, Redeemable Stock,
Options and Warrants, Minority Interest
and Stockholders' Equity/(deficit)                                $223,599,891               $214,540,149
                                                                  ------------               ------------


See accompanying notes to unaudited condensed consolidated interim financial statement

                     American Communications Services, Inc.
                Condensed Consolidated Statements of Operations
                                  (UNAUDITED)


                                                                       For the three months ended
                                                                  September 30              September 30,
                                                                      1995                       1996
                                                                      ----                       ----
Revenues                                                           $   399,034                $ 2,812,465
Operating Expenses
    Network, development and operations                              1,584,872                  3,709,449
    Selling, general and administrative                              1,170,472                  5,674,138
    Non-cash  compensation expense                                     793,869                    174,099
    Depreciation and  amortization                                     263,988                  2,401,188
                                                                 -------------                -----------

Total Operating Expenses                                             3,813,201                 11,958,874

Non-operating income/expenses
   Interest and other income                                           (97,370)                (1,460,669)
   Interest and other expense                                          140,021                  6,011,315
                                                                 -------------                -----------

Net loss before minority interest                                    3,456,818                 13,697,055

Minority interest                                                      (67,267)                   (95,757)
                                                                 -------------                ----------

Net loss                                                             3,389,551                 13,601,298
                                                                 -------------                -----------

Preferred stock dividends/accretion                                    898,133                  1,006,870
                                                                 -------------                -----------

Net loss to common stockholders                                      4,287,684                 14,608,168
                                                                 -------------                -----------

Net loss per common/common equivalent share                             ($0.74)                    ($2.18)
                                                                 -------------                -----------

Average number of common/common
equivalent shares outstanding                                        5,798,916                  6,703,579
                                                                 -------------                -----------



See accompanying notes to unaudited condensed consolidated interim financial statements

                     American Communications Services, Inc.
                Condensed Consolidated Statements of Operations
                                  (UNAUDITED)

                                                                       For the three months ended
                                                                 September 30              September 30,
                                                                     1995                       1996
                                                                     ----                       ----
Cash Flow from Operating Activities

Net Loss                                                         $  (3,389,551)             $ (13,601,298)

Adjustments to reconcile net loss to net cash
used in operating activities
          Depreciation and amortization                                263,988                  1,995,692
          Interest deferral and accretion                                    -                  5,541,118
          Amortization of deferred financing fees                            -                    405,496
          Provision for doubtful accounts                               10,572                     25,944
          Loss attributable to minority interest                       (67,267)                   (95,757)
          Noncash compensation                                         793,869                    174,099
          Changes in operating assets and liabilities
                       Restricted cash related to
                         operating activities                                -                  1,359,554
                       Trade accounts receivable                        96,007                 (1,161,631)
                       Other current assets                           (191,195)                (1,192,264)
                       Other assets                                    (73,388)                  (219,680)
                       Accounts payable                             (1,871,121)               (10,614,178)
                       Other accrued liabilities                    (1,314,086)                 1,226,656
                                                                  ------------                -----------
Net cash used in operating activities                               (5,742,172)               (16,156,249)
                                                                  ------------                -----------
Cash flows from investing activities
          Purchase of furniture and equipment                         (610,128)                (1,095,079)
          Network development costs                                 (4,669,793)               (20,638,834)
                                                                  ------------                -----------
Net cash used in investing activities                               (5,279,921)               (21,733,913)
                                                                  ------------                -----------
Cash flows from financing activities
          Issuance of notes payable                                  4,483,286                  8,198,094
          Payment of deferred financing fees                                 -                   (306,575)
          Warrant and stock option exercises                             1,082                    111,524
          Proceeds from sale of minority interest in
            subsidiaries                                               378,385                          -
          Payment of stockholder notes payable                        (146,083)                         -
                                                                  ------------                -----------
Net cash flow from financing activities                              4,716,670                  8,003,043
                                                                  ------------                -----------
Net increase/(decrease) in cash and cash equivalents                (6,305,423)               (29,887,119)
Cash and cash equivalents - beginning of period                     20,350,791                132,706,427
                                                                  ------------                -----------
Cash and cash equivalents - end of period                           14,045,368                102,819,308
                                                                  ------------                -----------
Supplemental disclosure of cash flow information
Dividends declared on preferred stock                                  898,133                  1,006,870
                                                                  ------------                -----------
(Decrease) in accrued redeemable warrant cost                         (496,679)                         -
                                                                  ------------                -----------
Increase in right-of-way for option discount                           130,250                          -
                                                                  ------------                -----------


See accompanying notes to unaudited condensed consolidated interim financial statements

                     AMERICAN COMMUNICATIONS SERVICES, INC.
               Notes to Unaudited Condensed Consolidated Interim
                              Financial Statements

(1)  BASIS OF PRESENTATION AND RELATED MATTERS

BASIS OF PRESENTATION

As of the end of and for the three month period ended September 30, 1996, the accompanying unaudited condensed consolidated interim financial statements include the accounts of American Communications Services, Inc. and its subsidiaries, all of which, excluding the Louisville, Kentucky, Fort Worth and El Paso, Texas, and Columbia and Greenville, South Carolina subsidiaries, are wholly owned (the Louisville, Kentucky subsidiary was also not wholly owned for the three month period ending September 30, 1995). The Company has a 92.75 percent ownership interest in these subsidiaries. Such statements, including comparative information for the three month period ended September 30, 1995, where applicable, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. The unaudited condensed consolidated interim finanical statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended June 30, 1996 filed with the Securities and Exchange Commission (the "SEC") on September 30, 1996, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated in consolidation. Results of the interim periods are not indicative of the results to be expected for the full year.

BUSINESS

American Communications Services, Inc. ("ACSI" or the "Company") is a competitive local exchange carrier ("CLEC") that constructs and operates digital fiber optic networks and offers local telecommunications services to long distance companies (interexchange carriers or "IXCs") and business and government end users in the southern US.

The Company currently provides non-switched dedicated services including special access, switched transport and private line services. These services generally are offered by the Company in competition with incumbent local exchange telephone companies ("ILEC's") and are delivered with a high level of network reliability. The Company also offers high speed data services including high speed LAN to LAN applications and multiple internet access services. In addition to the data and non-switched dedicated services, the Company has begun offering on a limited basis, enhanced voice messaging services to small and mid-size business and government end users. Successful marketing of these enhanced voice messaging and high-speed data services will not only provide the Company with increased revenues, but will also provide an expanded end user customer base and relevant marketing experience that can be leveraged into the offering of local switched services, which the Company plans to begin offering during the next quarter.

                     AMERICAN COMMUNICATIONS SERVICES, INC.
               Notes to Unaudited Condensed Consolidated Interim
                              Financial Statements

(1) BASIS OF PRESENTATION AND RELATED MATTERS (CONTINUED)


As of September 30, 1996, ACSI had eighteen operational networks and an additional twelve networks under construction, half of which are expected to be operational by the end of calendar 1996. As of September 30, 1996, the Company had obtained intrastate authority for the provision of dedicated services in Alabama, Arkansas, Florida, Georgia, Kentucky, Maryland, Nevada, New Mexico, South Carolina, Tennessee and Texas and had applications pending before the Public Service Commission ("PSC") in Arizona, Colorado, Louisiana, Missouri, Oklahoma and Virginia. To the extent the Company expands the scope of its intrastate services in these states to include the full range of local switch services, the Company is required to seek additional authorization from such PSCs. As of September 30, 1996, the Company had applied for authorization to provide local switched services in Arizona, Arkansas, Colorado, Kentucky, Louisiana, Mississippi, Missouri, New Mexico, Oklahoma, and Virginia and had been granted such authority in Alabama, Florida, Georgia, Maryland, Nevada, South Carolina, Tennessee, and Texas. As of September 30, 1996, the Company had negotiated partial agreements with BellSouth for local interconnection and access to unbundled elements in South Carolina, Georgia, Florida, Kentucky, Tennessee, Alabama and Mississippi, with Southwestern Bell for Arkansas and Texas, with US West for New Mexico and Arizona and with GTE for Texas, Kentucky and Florida. In all instances, the Company was forced to seek state PSC arbitration for some material issues. As of September 30, 1996, PSC arbitrations for interconnection were underway in the states listed above. In addition, the Company has initiated formal interconnection negotiations with Bell Atlantic and Sprint/Central Telephone. Subject to receipt of necessary additional financing the Company intends to have 50 networks in service or under construction by the middle of calendar year 1998. To date, management believes that it has been able to deploy its capital most efficiently by constructing, rather than acquiring, fiber optic networks. By constructing all of its networks, ACSI believes it has realized significant cost savings, created considerable networking efficiencies and ensured quality, reliability and high operating standards.


FINANCING ACTIVITIES


On March 26, 1996, the Company completed the private placement of $120,000,000 of 12-3/4% Senior Discount Notes due 2006 (the "2006 Notes"). The Company received net proceeds of approximately $61,800,000 from the sale of the 2006 Notes. On June 25, 1996, all outstanding 2006 Notes were exchanged by the Company, in an exchange offer registered with the SEC, for identical 2006 Notes which with certain exceptions, are freely transferable under the Securities
Act of 1933, as amended (the "Act"). The 2006 Notes will accrete at a rate of 12-3/4% compounded semi-annually, to an aggregate principal amount of $120,000,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12-3/4% and will be payable in cash semi-annually on April 1 and October 1, commencing on October 1, 2001. The Notes will mature on April 1, 2006.

                     AMERICAN COMMUNICATIONS SERVICES, INC.
               Notes to Unaudited Condensed Consolidated Interim
                              Financial Statements


On November 14, 1995, the Company completed a private offering of 190,000 Units (the "Units") consisting of $190,000,000 principal amount of 13% Senior Discount Notes due 2005 (the "2005 Notes") and warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share ("Warrants").

On March 27, 1996, all outstanding 2005 Notes were exchanged by the Company, in an exchange offer registered with the SEC, for identical 2005 Notes which with certain exceptions, are freely transferable under the Act. Resale of the Warrants, and the issuance of common stock upon exercise of the Warrants, have been registered with the SEC. The 2005 Notes will accrete at a rate of 13% compounded semi-annually to an aggregate principal amount of $190,000,000 by November 1, 2000. Thereafter, interest on the 2005 Notes will accrue at an annual rate of 13% and be payable semi-annually in cash.

The Company received net proceeds of approximately $96,826,000 from the sale of the Units. At the time of such closing of the Units, the Company also received net proceeds of approximately $4,725,000 from the private sale to ING Equity Partners, L.P.I. ("ING") of 50,000 shares of its 9% Series B-4 Convertible Preferred Stock and the exercise by ING of warrants to purchase 214,286 shares of its common stock pursuant to the June 1995 Series B Convertible Preferred Stock private placement.

The Company will continue to use the proceeds from the sale of the 2005 Notes and Warrants, and the Series B-4 Preferred Stock and the 2006 Notes towards implementation of its 50 city business plan, including the development and construction of fiber optic networks, the further development and introduction of new services, including high-speed data, enhanced voice messaging and local switched services, for expenses of the Company's existing networks and to fund negative operating cash flow until break-even.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ACSI provides or plans to provide a variety of telecommunications services to IXCs, business and government end users in Tier II and Tier III markets located principally in the southern United States. The Company began construction of its first fiber optic network in Louisville in February 1994 and began to provide commercial service on that network in November 1994. As of September 30, 1996 the Company had 18 operational networks (including Louisville) and 12 additional networks under construction.

ACSI NETWORKS

                                                            TARGETED TO BE
                                                            OPERATIONAL BY
OPERATIONAL AS OF SEPTEMBER 30, 1996                        DECEMBER 31, 1996
------------------------------------                        -----------------

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

                                                            Dallas, TX
                                                            Jacksonville, FL
                                                            Kansas City, MO
                                                            New Orleans, LA
                                                            Shreveport, LA
                                                            Tulsa, OK


The Company expects to provide commercial service in the Amarillo, Baton Rouge, Central Maryland, Chattanooga, Colorado Springs, and Corpus Christi markets by December 31, 1996, and in the Dallas, Jacksonville, Kansas City, New Orleans, Shreveport and Tulsa markets by March 31, 1997. The Company is actively developing necessary marketing and engineering plans and pursuing required municipal authorizations to begin construction of additional markets during 1996 and 1997 and plans to have, subject to receipt of additional necessary financing, a total of 50 networks in service or under construction by June 30, 1998. The Company provides dedicated services to IXCs and to those business and government end users whose volumes of voice and data traffic are large enough to warrant paying a fixed monthly charge for a specific capacity requirement rather than a usage-based variable charge. These monthly charges vary according to the capacity of each circuit, the volume of individual circuits ordered by the customer, the mileage of the circuits, the need for any ancillary services and the term of the service contract, but are typically less than the rates charged by the LECs for similar services, volumes and terms. The Company focuses its sales efforts on the largest IXCs, with whom it believes it has good customer relationships. Sales of dedicated services are typically coordinated with the end user's IXC account team and billed by the IXC rather than by the Company, thus providing the end user a single point of contact for its entire long distance account and reducing the Company's back-office overhead requirements. Currently, the Company offers these services in all of its operational markets and plans to offer these services in all markets where it constructs and operates networks. At the end of September the Company's local network accesss business had annualized monthly revenues including backlog of $12,397,000.

The Company is developing and has begun offering high-speed data services, including ATM, Internet services and frame relay services. Internet services facilitate the connectivity of local service provides, corporate, institutional and governmental customers to the Internet, a collection of data networks that communicate with one another using common protocols. Frame relay is a cost-effective data transport solution for LAN-to-LAN connectivity, legacy networks and client-server applications. Asynchronous Transfer
Mode ("ATM") is a high-bandwidth service offering virtual networking for data and multimedia (video, data, voice) traffic allowing a customer to use a single network for all three services. Customer charges include nonrecurring charges for installation and provisioning and either flat rate or usage-based recurring charges based on network access speed and the statistically guaranteed throughput rate of data for the particular service order. The Company is deploying and has begun carrying traffic on a broadband inter-city backbone data network using leased lines and ATM switches that will connect the Company's service markets, major data markets and Internet access points. The same backbone network architecture can be utilized by the Company's enhanced voice and local switched voice services for its inter-market connectivity and networking requirements, which the Company believes will result in operational efficiencies and lower costs, while further enhancing opportunities for cross marketing and bundling services to ACSI's customers.

ACSI is implementing its data communications network via high bandwidth (DS-3) longhaul circuits leased from various interexchange carriers. Network connectivity within each node will be via OC-3 bandwidth, enabling the transparent migration of longhaul circuits to OC-3 capacity as needed. Ultimately, the platform technology is capable of upgrading the backbone to OC-12, without further modification. The Company's initial network phase established data Points of Presence (POP's) in seven markets plus a link to ACSI's network management center in Maryland, where the data network is monitored on a 24-hour-a-day basis. The Company currently has 25 POPs in operation and plans to have 40 POPs by December 31, 1996.

As a part of its service offering the Company has attained national internet service provider status. The Company has entered into agreements to interconnect at three major Network Access Points ("NAPs") where national Internet service providers ("ISPs") interconnect their networks, allowing the multitude of local and regional ISPs to exchange data and access the Internet globally. In addition to these initial NAP agreements at MAE-East (Vienna, Virginia) MAE-West (San Jose, California) and Ameritch (Chicago, Illinois), ACSI is currently negotiating for interconnection at two additional NAPs, as well as finalizing the negotiations of its internet peering agreements.

To date the Company has signed interconnecton agreements with Bell Atlantic and Bell South and is negotiating with other LEC's for frame relay network-to-network interfares (NNIS). Additionally, the Company is negotiating with IXC's to initiate at least one NNI for services within the U.S. where the Company has not deployed an active offering. As the Company deploys additional data POPs (including POPs in all markets where ACSI has local infrastructure), it intends to negotiate additional NNIs to facilitate the exchange of data among other carriers' networks both domestically and abroad. As of September 30, 1996 the Company's advanced data business had orders for $11,523,960 of services over a three year period.

In addition, with a limited capital investment, the Company is developing and during May 1996 began offering to small and mid-sized business and government end users in its first eight markets, enhanced voice messaging services. As of September 30, 1996, the Company was offering these services in eight markets. These customers will be billed by the Company. The range of services includes a voice messaging service for a flat monthly charge that may be bundled with one or more additional features (such as automated attendant/call screening, follow-me calling, remote fax and paging and e-mail notification) in order to meet the customer's specific communications requirements. The additional features will be offered for incremental fixed charges and/or usage based charges. Management believes that successful marketing of these enhanced voice messaging services will allow it to develop relationships with end users that may be potential customers for either dedicated services or switched voice services. Additionally, unlike traditional telephone service, customers have not yet become fully accustomed to use of voice messaging services, and the demand for these services cannot be predicted at this time.

Beginning in the quarter ending December 31, 1996 and as requisite interconnection agreements and regulatory approvals are obtained on a state-by-state basis, the Company plans to provide local switched voice services, such as local dial tone, termination of local calling, Centex services, PBX trunking and switched access services. These services will be offered for appropriate fixed and usage-based charges at rates below those charged by LECs for similar services.

Where technically feasible and economically practicable, the Company intends to deploy a hubbed switching strategy by using Company-owned or leased switch capacity, in a large centrally located market, to provide services within that market and to serve several other smaller markets located within the same geographical area via remote switching modules. The Company believes that this strategy, if successfully implemented, could reduce the capital expense associated with installing a fully configured switch in each market, which market may otherwise be too small on its own to justify the investment. By aggregating switched traffic from multiple small markets through a central hub switch, the Company also can expect to realize reduced operating expenses associated with switch engineering and maintenance. The Company believes that providing dedicated and private line, high-speed data and enhanced voice messaging services will enhance the Company's ability to cross-market local switched voice services to its then existing customers at a reduced cost. Finally, the Company is evaluating opportunities, on a market-by-market basis, to establish mutually beneficial alliances with certain entities that have local switching requirements, experience, facilities and/or administrative back-office operations or a customer base. Successful negotiation of switching alliances may further reduce the Company's capital and operating expenses associated with the provision of switched voice services as well as providing additional market opportunities by utilizing embedded switching technology in those markets or deploying incremental switches more efficiently.

The Company believes that its local digital fiber optic networks, coupled with its inter-city broadband digital networks described herein, will provide a platform for the provision of a wide variety of voice, data and other communications services at a reduced cost. While the Company may offer its services to customers that are not directly connected to its network through resale of the LEC's network, the Company believes that it can gradually migrate many of these off-net customers to higher margin on-net accounts as it increases penetration of all its services within a given building. As a result, the capital investment of connecting additional buildings and customers to ACSI's network should become more cost-effective. Over time, the Company believes it can increase its market share of all of its service offerings as a result of the reliability and quality of its networks, prompt customer service, competitive pricing, cross marketing/bundling synergies and new service offerings over its target 50-city market area.

Initially, the Company expects to experience a negative cash flow from operations in each of its operating networks. The Company estimates that because of the reduced operating costs associated with its smaller markets and IXC-focused sales force, it can achieve operating cash flow break-even (i.e., positive EBITDA before overhead allocations) results on its networks within 10 to 15 months from the start of commercial service. Thereafter, the Company anticipates that its profit margins will increase as each network is expanded to directly connect additional customers to its backbone, and as off-net customers migrate to on-net status (thus allowing the Company to retain the portion of customer charges previously paid out to the LEC for resale of LEC facilities). The Company will also experience initial negative cash flow from operations as additional value-added services such as high-speed data, enhanced voice messaging and local switched voice services are offered and until networks providing those services reach operating cash flow break-even.

CAPITAL EXPENDITURES; OPERATING CASH FLOW

As of September 30, 1996, the Company is operating 18 digital fiber optic networks, with an additional 12 networks under construction, and intends to have, subject to receipt of necessary additional financing, 50 networks operating or under construction by June 30, 1998. The costs associated with the initial construction and operation of a network may vary greatly, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies which can be used to deploy the network. Management estimates that construction of the initial one-to-three mile fiber optic backbone and installation of related network transmission equipment for dedicated services for each market will generally cost between $3.5 million and $6.0 million depending on the size of the market served. Including planned expansion routes, total capital expenditures per network are estimated to average $6.0 million. In addition to capital expenditure requirements, the Company incurs sales and marketing (including sales commissions) and operating expenses and other expenses such as property taxes and, in certain markets, franchise fees. Prior to the completion of network construction, certain of these expenses, to the extent they are related to pre-service construction, are capitalized. These additional capitalized expenses, estimated by management to be between approximately $500,000 and $1.0 million per network, are amortized over the anticipated life of the network. These costs vary depending on the size of the market, the length of time required to build-out the network and the rate of growth of the customer base.

As the Company develops, introduces and rolls out its high-speed data, enhanced voice messaging and local switched services in each of its target markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

Although the Company is now generating revenues from 18 of its fiber optic networks, on a consolidated basis, it is still incurring negative cash flows due, in part, to the funding requirements for the networks the Company is now planning or has under construction or development and due, in part, to the roll-out of its new data and switched voice services. The Company expects it will continue to incur a negative cash flow for at least the next several years.

RESULTS OF OPERATIONS

Three Month Period Ended September 30, 1996 Compared to Three Month Period Ended September 30, 1995

REVENUES

During the three month period ended September 30, 1996, the Company recorded revenues of $2,812,465 as compared to revenues of $399,034 during the three month period ended September 30, 1995. Four of the largest IXCs accounted for approximately $1,605,552, or 57%, of revenues for the quarter ended September 30, 1996.

Other network information is as follows:

                               Network                       Network        Voice
                               Route         Fiber           Buildings      Grade            Full Time
                               Miles         Miles           Connected      Equivalents      Employees
                               -----         -----           ---------      -----------      ---------
As of the period ended:
-----------------------
September 30, 1995                 92            4,373             112           54,431             99
September 30, 1996                543           32,774             532          267,894            269

The terms "Voice Grade Equivalents ('VGEs')" or "Voice Grade Equivalent Circuits" are commonly used measures of telephone service equivalent to one telephone line (64 kilobits of bandwidth) actually billed to a customer.

The average annualized revenue of three of ACSI's most mature networks which began construction in 1994 more than tripled from September 30, 1995 to September 30, 1996, rising from $531,160 to $1,656,284. The growth in route miles for those three networks over the same period was from an average of 13 miles to an average of 49 miles per network.

Comparatively, four of ACSI's newer networks which began construction during 1995 experienced a more than 10-fold increase in average, annualized revenue from $74,364 to $791,805 from September 30, 1995 to September 30, 1996. During that same time frame, these four networks increased route miles from an average of 3 miles to an average of 53 miles per network.


TOTAL OPERATING EXPENSES

Network development and operating expenses for the three month period ended September 30, 1996 increased to $3,709,449 from $1,584,872 in the three month period ended September 30, 1995, reflecting significant increases in personnel, network development and non-payroll operating expenses.
Related personnel costs increased to $2,068,868 in the quarter ended
September 30, 1996, from approximately $956,214 in the quarter ended September 30, 1995. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses and certain franchise fees, travel expenses, rent, utilities, charges and taxes increased to $756,766 in the quarter ended September 30, 1996 from approximately $105,344 in the quarter ended September 30, 1995.

In the three month period ended September 30, 1996, selling, general and administrative expenses increased to $5,674,138 from $1,170,472 in the three month period ended September 30, 1995. Related personnel costs increased to $1,498,146 in the quarter ended September 30, 1996 from $936,015 in the quarter ended September 30, 1995, and corresponding operating costs increased to $4,175,992 in the quarter ended September 30, 1996 from $234,457 in the quarter ended September 30, 1995. This increase reflected costs associated with the Company's efforts in the rapid expansion of its lines of business, network deployment and geographic coverage as well as significantly increasing its national and local city sales, marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services.

Depreciation and amortization expenses increased to $2,401,188 in the three month period ended September 30, 1996 from $263,988 in the three month period ended September 30, 1995. During the quarter ended September 30, 1996 the Company increased its capital assets to $101,881,877 as of September 30, 1996, from the $20,583,224 in capital assets as of September 30, 1995. Non-cash stock compensation expense decreased to $174,099 for the quarter ended September 30, 1996 from $793,869 for the quarter ended September 30, 1995. This expense reflects the Company's accrual of non-cash costs for options and warrants granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options and warrants. Certain of these options had put rights and other factors that required variable plan accounting in both 1996 and 1995 but, at the end of fiscal 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2,500,000 on the Company's "put right" obligations with respect to those contracts. During fiscal 1996, the limit was further reduced to $2,000,000.

INTEREST AND OTHER EXPENSES

Interest and other income increased to $1,460,669 for the three month period ended September 30, 1996 from $97,370 in the three month period ended September 30, 1995. Interest and other expense increased to $6,011,315 in the quarter ended September 30, 1996 from $140,021 in the quarter ended September 30, 1995. The increase in interest and other income reflects the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995, the 2005 Notes in November 1995 and the 2006 Notes in March 1996. The increase in interest and other expenses reflected the accrual of interest related to the 2005 Notes and 2006 Notes and the Company's increased borrowings under its secured financing facility with AT&T Credit Corporation (the "AT&T Credit Facility"). Payments of principal and interest on the AT&T Credit Facility will begin in calendar
1997, payments of interest on the 2005 Notes will not begin until November
2000 and payments of interest on the 2006 Notes will not begin until October
2001.

AT&T Credit Corporation's minority interest in certain of the Company's operating subsidiaries, reduced operating losses by approximately $95,757 for the three month period ended September 30, 1996, and by $67,267 for the three month period ended September 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded the construction of its networks and its operations with external financing. Prior to November 1995, the primary sources of funds used to finance the building of existing networks and the completion of new targeted networks were two private offerings of preferred stock completed in October 1994 and June 1995, through which the Company raised approximately $39.6 million, and the AT&T Credit Facility, through which the Company has financing commitments for $31.2 million. On November 14, 1995, the Company completed a private offering of 190,000 Units consisting of $190.0 million in principal amount of the 2005 Notes and the Warrants to purchase an aggregate of 2,432,000 shares of common stock at a price of $7.15 per share (as may be adjusted) from which the Company received approximately $96.8 million in net proceeds. The 2005 Notes will accrete to an aggregate principal amount of $190.0 million by November 1, 2000, after which cash interest will accrue and be payable on a semi-annual basis. In November 1995 the Company also received net proceeds of approximately $5.0 million from the private sale of an additional 50,000 shares of its Preferred Stock to a principal stockholder and the exercise by that stockholder of warrants to purchase 214,286 shares of Common Stock acquired in the Company's June 1995 private placement. On March 21, 1996, the Company completed a private offering of $120.0 million in principal amount of the 2006 Notes. The 2006 Notes will accrete to an aggregate principal amount of $120.0 million by April 1, 2001, after which cash interest will accrue and be payable on a semi-annual basis. The Company received net proceeds of approximately $61.8 million from the sale of the 2006 Notes.

The Company intends to continue to use these funds towards implementation of its 50-city business plan, including the development and construction of fiber optic networks, the further development and introduction of new services, including high-speed data, enhanced voice messaging and local switched services, for expansion of the Company's existing networks and to fund negative operating cash flow until cash flow break even. The Company has estimated that from October 1, 1996, through the end of the calendar year
1998, additional capital requirements for implementation of its 50-city business plan will be approximately $389.2 million. At September 30, 1996, the Company had approximately $102.8 million in cash and cash equivalents available for this purpose. To meet additional capital requirements, ACSI will be required to sell additional debt or equity securities or increase its existing credit facility or acquire additional credit facilities. The Company may also need to seek such additional equity financing to maintain balance sheet and liquidity ratios required under certain of its debt instruments. In addition, the Company in the past has considered and expects to continue to consider potential acquisitions or other strategic arrangements that may fit the Company's strategic plan. Although the Company has had discussions concerning such potential acquisitions or arrangements, to date no agreements have been reached with regard to any particular transaction. Any such acquisitions or strategic arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required. The Company's expectations of required future capital expenditures are based on the Company's current estimates and the current state and federal regulatory environment. There can be no assurance that actual expenditures will not be significantly higher or lower. In addition, there can be no assurance that the Company will be able to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.

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

Under the terms of the Preferred Stock, the Company is required to accrue quarterly dividends at an annual rate of 9% of the face value of the Preferred Stock outstanding. Such accrued dividends will be payable cumulatively beginning January 1, 1998, or earlier upon conversion into Common Stock, subject to certain covenants contained in the indentures relating to the 2005 Notes and the 2006 Notes.

In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million in financing for the development and construction of fiber optic networks by the Company's subsidiaries. In connection with each loan made under the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the capital stock of the funded subsidiary, and ACSI pledged the other shares and the assets of the subsidiary to AT&T Credit Corporation as security for the loan. During fiscal 1995, the Company's subsidiaries in Louisville, Fort Worth, Greenville and Columbia entered into loan agreements under the AT&T Credit Facility providing for AT&T Credit Corporation funding of up to $19.8 million in the aggregate, and in September 1995, the Company's. subsidiary in El Paso entered into a loan agreement under the AT&T Credit Facility providing for up to $5.5 million of AT&T Credit Corporation funding. As of September 30, 1996, an aggregate of $23.2 million had been borrowed under these agreements and the existing loan agreements had been amended to increase the aggregate credit available under such agreements to the $31.2 million aggregate credit availability under the AT&T Credit Facility.

EFFECTS OF NEW ACCOUNTING STANDARDS

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS
No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, which requires the Company to review for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Adoption of SFAS No. 121 had no impact on the Company's Consolidated Financial Statements.

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

INFORMATION REGARDING FORWARD - LOOKING STATEMENTS

Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology , or by discussions of strategy. Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements concerning the continued development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures and regulatory reform, and other statements contained herein regarding matters that are not historical facts, are forward- looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

PART II  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

The Company issued an aggregate of 25, 000 shares of common stock that were not registered under the Act during the quarter ended September 30, 1996 for an aggregate consideration of $21,875. These shares were issued pursuant to the exemption from the registration requirements of the Act contained in Section 4(2) of the Act upon the exercise of warrants held by two private investors who acquired such warrants from the Company in a private placement in September 1993.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a) Exhibits (numbered in accordance with Item 601 of Regulation S-B)


Exhibit                                                                          Page
Number         Description                                                       Number
------         -----------                                                       ------
11.1           Computation of Primary Net Income
               Per Share                                                            E-1

11.2           Computation of Fully Diluted Net Income
               Per Share                                                            E-2

27.0           Financial Data Schedule                                              E-3


(b) Reports on Form 8-K

(c) On July 12, 1996, the Company filed with the SEC a Current Report on Form 8-K dated July 12, 1996, to report the filing by the Company on June 17, 1996, of a registration statement on Form SB-2 with the SEC relating to the registration of $133,750,000 proposed maximum aggregate offering price of the Company's common stock, par value $0.01 per share, and the filing by the Company on July 2, 1996, of Amendment No.1 to such Registration Statement.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Communications Services, Inc.
                                          --------------------------------------
                                          (Registrant)


November 14, 1996                   /s/ RICHARD A KOZAK
-----------------                   --------------------------------------------
                                    (Richard A. Kozak, President and CEO)


November 14, 1996                   /s/ HARRY J. D'ANDREA
-----------------                   --------------------------------------------
                                    (Harry J. D'Andrea, Chief Financial Officer)