Form 10KSB
period 1996-12-31
AMERICAN COMMUNICATIONS SERVICES INC
filed 1997-03-28
CIK 932140

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                                  FORM 10 - KSB

             TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM:              COMMISSION FILE NO. 0-25314
JULY 1, 1996 TO DECEMBER 31, 1996

                     AMERICAN COMMUNICATIONS SERVICES, INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                                    52-1947746
    (State or other jurisdiction of                   (I.R.S. employer
    incorporation or organization)                    identification No.)

131 National Business Parkway Annapolis Junction, MD            20701
    (Address of principle executive office)                   (Zip Code)

      Registrant's telephone number, including area code: (301) 617-4200

         Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

            Securities registered under Section 12(g) of the Act:

                                 Title of Class
                                 --------------

                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  x   No
                                                   -----     -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K [ ].

          As of March 27, 1997, the aggregate market value of the voting stock held by non-affiliates based upon the last reported sales price of a share of common stock as reported on the NASDAQ National Market was approximately $40,483,401.

          As of March 17, 1997, 8,193,109 common shares were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

(1) The registrant's definitive Proxy Statement for its annual meeting of stockholders is tentatively scheduled to be held on May 14, 1997, to be filed with the Commission not later than 120 days after the close of the registrant's fiscal year, has been incorporated by reference, in whole or in part, into Part III, Items 9, 10, 11 and 12 of this Annual Report on Form 10-KSB.


================================================================================

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                                  FORM 10 - KSB
                                TABLE OF CONTENTS


                                     PART I

Item 1.  Business                                                                    3

Item 2.  Properties                                                                 32

Item 3.  Legal Proceedings                                                          33

Item 4.  Submission of Matters to a Vote of Security Holders                        33

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder                           35
                  Matters

Item 6.  Management's Discussion and Analysis of Results of                         37
                  Operations and Financial Condition

Item 7.  Financial Information                                                      48

Item 8.  Changes in and Disagreements with Accountants on                           48
                  Accounting and Financial Disclosure

                                    PART III

Item 9.   Directors and Executive Officers of the Registrant                        49

Item 10. Executive Compensation                                                     49

Item 11. Security Ownership of Certain Beneficial Owners and                        49
                  Management

Item 12. Certain Relationships and Related Transactions                             49

Item 13. Exhibits and Reports on Form 8-K                                           71

Item 14.  Signatures

                                     PART I

Item 1.  Business


The Company

American Communications Services, Inc. ("ACSI" or the "Company") is a provider of integrated local voice and data communications services to commercial customers primarily in mid-size metropolitan markets in the southern United States. Incorporated in 1993, the Company is a rapidly growing competitive local exchange carrier ("CLEC"), supplying businesses with advanced telecommunications services through its digital SONET-based fiber optic local networks. To date, the Company has derived substantially all of its revenues from the sale of dedicated services, generally at a discount to the price of the ILECs. The Company's dedicated services include special access, switched transport and private line services.

As a supplement to its dedicated services, in late 1996 and early 1997 the Company introduced local switched voice services in two of its markets and expects to begin offering local switched voice services in two additional markets using its own switching facilities by March 31, 1997. The Company's local switched services include local exchange services (dial tone), advanced ISDN and enhanced voice services. Beginning April 1, 1997, the Company intends to begin providing local switched services on a resale basis in 15 markets and plans to expand the number of markets in which it is reselling local switched services throughout 1997 and the first quarter of 1998. In late 1996, the Company also deployed ACSINet, a coast-to-coast, leased broadband data communications network through which the Company offers frame relay, ATM and Internet access services to both Internet service providers ("ISPs") and local businesses. As of February 28, 1997, the Company had ACSINet data POPs in 44 markets, including all but one of the markets in which the Company has operational local networks. Additionally, principally through the Company's recent acquisition of Cybergate, Inc., a Florida-based ISP, the Company has begun providing Internet services. The Cybergate acquisition provides a foundation to support the Company's Internet service offerings to ISPs in existing ACSI markets and to end users in targeted ACSI markets.

Industry Overview

The continuing deregulation of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have expanded substantially the Company's opportunities in the converging voice and data communications services markets. Regulatory initiatives, such as the Telecommunications Act of 1996 ("Federal Telecommunications Act"), are expected to expand opportunities in the local telecommunications services market, the size of which is estimated to be approximately $100 billion in 1997. Technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market to approximately $10 billion by 2000 compared to $1 billion in 1995.

Dedicated Services-Competition in the local exchange services market began in the mid-1980s. In New York City, Chicago and Washington, D.C., newly formed companies provided dedicated non-switched services by installing fiber optic facilities connecting POPs of IXCs within a metropolitan area and, in some cases, connecting business and government end users with IXCs. Most of the early CAPs operated limited networks in the central business districts of major cities in the U.S. where the highest concentration of voice and data traffic, including IXC traffic, is typically found. CAPs used the substantial capacity and economies of scale inherent in fiber optic cable to offer customers service that was generally less expensive and of higher quality than could be obtained from the ILECs due, in part, to antiquated copper-based facilities used in many ILEC networks.

Local Switched Voice Services-Initially, CAPs could compete effectively only for special access and private line services to customers in buildings directly connected to their separate networks, but the FCC Interconnection Decisions in 1992 and 1993 allowed CAPs to increase the number of customers and markets serviced significantly without physically expanding their networks. Those Interconnection Decisions also enabled CAPs to provide interstate switched access services in competition with ILECs, which has encouraged the development of the competitive interstate switched access market. The Company believes that competition in this market will be further enhanced because the Federal Telecommunications Act requires (i) removal of state and local entry barriers,
(ii) ILECs to provide interconnections to their facilities, and (iii) access to rights-of-way. In addition, to the extent that ILECs begin to compete with IXCs for long distance services, IXCs may have a competitive incentive to move access business away from ILECs to CLECs, and CLEC market share may increase.

Data Communications Services-The Company believes that high-speed data communications services represent one of the fastest growing segments of the telecommunications services market due, in part, to the continuing proliferation of computers and the increasing need to interconnect these computers via local and wide area networks, the dramatic growth of the Internet and the emergence of multimedia applications. Together, these applications have spawned numerous network technologies and communications protocols to support legacy, current and emerging needs. The domestic network infrastructure currently supporting both voice and data transport requirements, which focuses on IP switching and framed relay services, is being strained by the increasing demand for high bandwidth transport at both the local and national levels. The Company believes that the increasing volume and complexity of high-speed applications will further strain the domestic network infrastructure and create an opportunity for ACSI to provide a single high-quality ATM-based network capable of consistently supporting diverse data communications needs.

Internet Access Services-Businesses are increasingly using the Internet to transmit e-mail, engage in commercial transactions (e.g., electronic commerce) and develop internal communications networks, or "intranets." Increasing business utilization of the Internet has added to the demand for higher-speed access (i.e., services connecting users to the Internet), applications (such as "Web browsers"), increased port capacity and secure network facilities. In addition, this has resulted in significant demand for local and interexchange communications network services, applications software and systems integration services.

Frame Relay-Frame relay service is a fast-packet transport solution targeted at LAN-to-LAN and legacy networks. Frame relay service is designed to meet fluctuating, or periodic, data transfer requirements by offering shared virtual bandwidth connectivity at high speed. Frame relay services offer low cost data transmission with generally minimal delay, few errors and high speed performance.

ATM-ATM is a high bandwidth service providing virtual networking for voice, data and multimedia traffic. The ability to combine all three media provides opportunities to reduce costs associated with running three separate networks. The major benefits of ATM include providing shared access to trunk bandwidth for multiple applications and application types, minimizing the number of wide area connections needed and supporting user access speeds of at least 1.5 mbps (T-1).

The Company expects the growth in demand for frame relay services to slow and the demand for ATM services to increase.

Internet Services-An increasing number of businesses and individuals have access to the Internet through their personal computers and the use of the modem. Individuals or businesses can connect to the Internet via a modem by calling an ISP's local POP. ISPs connect users to the Internet via leased or owned high-speed dedicated data lines. ISPs also help users install and configure connectivity software and Internet access services. An ISP may offer a commercial user Internet services at various speeds, depending on a customer's needs, via direct connections or leased local lines to a local POP.

ACSI Local Networks

From January 1, 1996 to December 31, 1996, the Company increased the number of its operational local networks from nine to 21 and increased its route miles in service from 136 to 697. As of February 28, 1997, the Company had 24 operational local networks and had 12 additional local networks under construction. The Company is actively developing marketing and engineering plans necessary to achieve its goal of 50 local networks operating or under construction by June 1998. The following local network information is provided as of February 28, 1997:

Operational as of                Route Miles           Date In
February 28, 1997           Initial       Current      Service
Albuquerque, NM              2.2            31.4       12-95
Amarillo, TX                 0.8             1.0       09-96
Baltimore, MD                2.8            12.0       10-96
Birmingham, AL               1.8             3.4       05-96
Charleston, SC               1.9             1.9       04-96
Chattanooga, TN              1.6             1.6       12-96
Colorado Springs, CO         1.0             1.0       01-97
Columbia, SC                 2.2            18.5       10-95
Columbus, GA                 2.2            31.5       09-96
Corpus Christi, TX           2.6             2.6       02-97
El Paso, TX                  1.2            69.0       11-95
Fort Worth, TX               1.6            99.3       06-95
Greenville, SC               2.0            11.0       05-95
Irving, TX                   8.8            23.0       09-96
Jackson, MS                  2.2             5.4       07-96
Las Vegas, NV                0.2            16.4       05-96

Lexington, KY                3.0            14.5       03-96
Little Rock, AR              1.6             5.5       02-95
Louisville, KY               2.8            45.7       11-94
Mobile, AL                   1.2            31.3       04-96
Montgomery, AL               1.7            40.5       12-95
Spartanburg, SC              4.1             4.3       06-96
Tucson, AZ                   6.3           109.0       12-95
Tulsa, OK                    1.5             2.0       01-97

                            Initial      Targeted
Markets Under               Route        Date In
Construction                Miles        Service
Austin, TX                   2.2         09-97
Baton Rouge, LA              1.2         03-97
Dallas, TX                   1.5         06-97
Jacksonville, FL             1.4         03-97
Kansas City, MO              2.0         03-97
Knoxville, TN                2.3         09-97
New Orleans, LA              3.9         03-97
Rio Rancho, NM              14.2         09-97
Roanoke, VA                  1.2         09-97
Savannah, GA                 6.6         09-97
Shreveport, LA               1.2         03-97
Tampa, FL                    1.6         09-97


Company Strategy

The Company's objective is to become the full service alternative local phone company for businesses in markets served by its local networks. The Company's strategy is to rapidly build-out SONET-based fiber optic local networks, which are located primarily in mid-size U.S. markets, and integrate these local networks with the Company's recently deployed coast-to-coast, leased broadband data communications network. This integrated network gives the Company the ability to deliver high quality voice and high-speed data communications services to IXCs and end users. The Company expects to leverage its local network investment by expanding service offerings to provide switched voice and Internet and other data services through its sales force and its strategic partners. The Company is establishing the ACSI brand name by aggressively marketing its broad array of communications services directly to end users. In addition, the Company is trying to expand the distribution of private label services through alternative channels. The Company believes it can provide its customers with complete local communications services and achieve its strategic objectives by implementing the following strategies:

Expand Integrated Voice and Data Network-ACSI builds SONET-based fiber optic local networks that are integrated with ACSINet, the Company's coast-to-coast, leased broadband data communications network, to support voice, data, multimedia and Internet technologies. By constructing rather than acquiring its local networks, the Company believes it has achieved significant cost savings. In addition, management believes the integrated design of its local networks and ACSINet, which uses uniform technology throughout all of its markets, provides the Company with substantial benefits, including networking efficiencies and insured quality, reliability and operating standards.

Provide a Full Suite of ACSI-Branded Voice and Data Communications Services-The Company believes that there is substantial demand for an integrated package of communications services from mid-size commercial and government customers. ACSI has extended its service offerings to include dedicated access, switched voice, data and Internet services. The Company believes that packaging its services under the ACSI brand name will enhance revenues from the Company's existing customer base, provide services that more effectively meet its customers' needs, improve customer loyalty and expand awareness of ACSI's services and capabilities.

Rapidly Expand Sales, Marketing and Distribution Capabilities-In order to enhance customer service and coverage, the Company has established a local, customer-oriented, single point of service sales structure, supported by product specialists. The Company plans to implement this structure and exploit the opportunities presented by the increased number and size of its operational local networks and the introduction of expanded ACSI-branded service offerings by significantly increasing its sales force during 1997. The Company plans to hire personnel with both voice and data sales experience to strengthen its existing direct distribution structure, provide extensive product and sales training and compensate personnel under a highly incentivized program. In addition, the Company is seeking to leverage existing and establish new strategic relationships with utility and independent telephone companies, CATVs and cellular and other wireless communications providers as an alternative means of distributing private label services to these companies' customers.

Leverage Strategic Relationships-In addition to its end-user sales focus, ACSI has developed strategic relationships with major IXCs, CATVs and electric utilities. As of January 31, 1997, ACSI had more than 40 rights-of-way agreements with gas and electric utility companies, ILECs and CATVs, allowing the Company to construct its local networks using those companies' infrastructure of conduits and utility poles. The Company historically has leveraged and plans to continue to leverage relationships with these companies to generate revenues and obtain cost effective rights-of-way. For the fiscal period ended December 31, 1996, approximately 40% of the Company's revenues were billed to four of the largest IXCs for services provided for the benefit of their customers. The Company has a five-year agreement with MCImetro, pursuant to which MCImetro has agreed to purchase minimum levels of dedicated services from ACSI and has committed to construct portions of ACSI's fiber optic local networks in six cities. In addition to the MCI Transaction, the Company has also signed agreements with AT&T and two other IXCs, pursuant to which the Company expects AT&T and such other IXCs to use the Company as a supplier of dedicated special access services as well as such other services as may be agreed upon in particular markets.


Recent Developments

Effective March 6, 1997, the company and MCImetro entered into an agreement in which MCI names ACSI as its preferred local provider for dedicated and transport services in 21 ACSI markets for at least a five year period. Pursuant to this preferred provider agreement, MCI will migrate current dedicated transport circuits in these markets to ACSI and ACSI will be listed as the first choice provider in MCI's provisioning system for all new dedicated access circuits in the designated markets. The preferred provider agreement contemplates that the parties will execute an agreement giving MCI the opinion to purchase loop transport services from ACSI where ACSI has collocations with the ILEC and MCI has deployed its own local switch. If this loop transport agreement is not executed prior to April 30, 1997, MCI can terminate ACSI's preferred provider status and ACSI's right of first refusal under the preferred provider agreement. The parties also have agreed to use their best efforts to execute an agreement pursuant to which MCI will resell local switched services in at least 10 of the 21 identified markets on a wholesale basis by July 23, 1997. In connection with these agreements (collectively, the "MCI Transaction"), ACSI issues MCI warrants to purchase up to 620,000 shares of ACSI's Common Stock at 9.86 per share, subject to number and price adjustment in certain circumstances. ACSI has also agreed to issue warrants to purchase up to an aggregate of approximately 1.7 million additional shares of ACSI's Common Stock at fair market value on the date of grant in tranches every six months after execution of the preferred provider agreement, subject to, and abased upon, certain increases in revenues to ACSI generated under that agreement. Of the 620,000 warrants issued to MCI on March 6, 1997, 360,000 warrants will vest only when the loop transport agreement is executed or MCI has agreed in writing not to terminate ACSI's preferred provider status or right of first refusal under the preferred provider agreement (the "Waiver") and the remaining 260,000 warrants will vest only upon execution of the switched services resale agreement and the loop transport agreement or when MCI has executed the Waiver. Subject to certain exceptions, including this offering, MCI has the right to purchase additional shares of ACSI's Common Stock at a 10% discount to fair market value so MCI can maintain its equity ownership interest in the Company after giving effect to warrants issued in connection with the MCI Transaction and shares issued upon exercise of such warrants. MCI has certain registration rights with respect to any shares of Common Stock issued to MCI in connection with the MCI Transaction. If MCI terminates ACSI's status as a preferred provider or ACSI's right of first refusal under the preferred provider agreement for any reason (other than ACSI's default under such agreement or a related agreement or a change in control of
ACSI) or MCI fails to deliver to ACSI the Waiver, in each case, on or before May 12, 1997, the warrants, to the extent issued and not previously exercised, case, on or before May 12, 1997, the warrants, to the extent issued and not previously exercised, ACSI's obligation to issue additional warrants, MCI's right to purchase additional shares of ACSI in order to maintain its equity ownership interest and ACSI's obligation to register shares of ACSI common stock issuable to MCI in connection with the MCI Transaction with terminate.

On January 17, 1997, the Company acquired 100% of the outstanding capital stock of Cybergate, Inc. in exchange for 1,030,000 shares of Common Stock plus up to an additional 150,000 shares if certain performance goals are achieved (the "Cybergate Acquisition"). Cybergate, a Florida-based ISP, delivers high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computers and the use of a modem. Cybergate had over 200 commercial dedicated line accounts and 13,000 consumer accounts at December 31, 1996 compared to 25 commercial accounts and 7,500 consumer accounts at December 31, 1995. Cybergate had revenues of approximately $4.9 million and EBITDA of approximately $744,000 for the year ended December 31, 1996. The Company believes the Cybergate Acquisition will help it achieve its goal of becoming a major provider of high-speed data communications services in the southern United States. The Cybergate Acquisition provides ACSI with the ability to offer direct Internet access to end-user commercial and consumer customers as well as to provide private label Internet services for the company's strategic distribution partners throughout all of the company's markets.

On December 2, 1996, the Company announced a reorganization of its management structure to create an Office of the Chairman. Anthony J. Pompliano was named Executive Chairman and has resumed responsibility for the overall day-to-day operations of the company. Jack E. Reich, formerly President of Ameritech Corporation's Customer Business Services Division, joined the Company as President and Chief Executive Officer of the Communications Services Division and also has assumed oversight responsibility for the Company's finance, accounting and investor relations functions. George M. Tronsrue, III was named as President and Chief Operating Officer of Strategy and Technology Development and Riley M. Murphy continued as General Counsel and Executive Vice President - Legal and Regulatory Affairs. Messrs. Reich and Tronsrue and Ms. Murphy will report directly to Anthony J. Pompliano. Effective February 2, 1997, the employment of Richard A. Kozak, who was named President and Chief Executive Officer - Corporate Services and Acting Chief Financial Officer in the management reorganization, was terminated. Mr. Kozak and the Company have settled their dispute relating to Mr. Kozak's termination.

On March 11, 1997, ACSI announced that Mr. David L. Piazza will join the Company as its Chief Financial Officer on March 24, 1997. For the last 10 years, Mr. Piazza has been employed by MFS Communications Company, Inc. ("MFS Communications") in various finance and senior management positions, most recently as the Senior Vice President and Chief Financial Officer of MFS Telecom, Inc., a subsidiary of MFS Communications. Prior to his employment with MFS Communications, MR. Piazza was employed by AT&T in its finance and support divisions. Mr. Piazza will report directly to Mr. Reich.


Sales and Marketing

The Company generated substantially all of its revenues in the fiscal period ended December 31, 1996 from sales to IXCs and ISPs. As ACSI develops its ACSI-branded product offerings and expands its sales force, the Company will market its voice and high-speed data services through three channels: (i) direct sales to end users, (ii) sales to IXCs and ISPs and (iii) sales of private-label services through alternative distribution channels.

Direct Sales-The Company intends to focus its local sales force on the commercial end users in each of the markets it serves. Generally, three or four local sales representatives will provide a single point-of-service for the customer base in each market and will be supported by voice, data and Internet product specialists in order to respond effectively to unique and complex customer needs. In addition, national account representatives will be responsible for coordinating marketing efforts to Fortune 500 companies located in the Company's markets. The Company believes that this local, customer-oriented, single point-of-service sales structure facilitates greater customer care in both the sales and customer service processes and helps the Company differentiate itself as a customer focused telecommunications services provider. The Company expects the percentage of revenues generated through the direct sales channel to increase as it hires additional local sales representatives and focuses on sales directly to end users. The Company expects to increase its direct sales force from 52 to 149 in the first half of 1997.

Carrier Sales-The Company sells dedicated services to IXCs and ISPs (together, "carriers") who utilize the Company's products and services to provide local access for their own products. The Company has a five-year agreement with MCImetro, under which MCImetro has agreed to purchase minimum levels of dedicated services from ACSI. In addition to the MCI Transaction, ACSI is also a party to agreements with AT&T and two other IXCs to use the Company as a supplier of dedicated access services in certain markets. The Company intends to support and expand its relationships with carriers through additional agreements to offer dedicated and switched services on its integrated network. At December 31, 1996, 10 sales professionals targeted IXC and ISP customers. For the fiscal period ended December 31, 1996, approximately 40% of the Company's revenues were billed to four of the largest IXCs for services provided for the benefit of their customers, and approximately 19% of the Company's revenues were billed to ISPs.

Alternative Distribution-The Company plans to expand distribution of its services by contracting with IXCs, utilities, CATVs, out-of-region RBOCs, ILECs and cellular and other wireless communication providers to resell the Company's products and services under their own private labels. The Company is presently recruiting a dedicated sales force to serve in support of sales through alternative channels.

The Company is developing a core competency in marketing its integrated voice and data network by focusing on branding its services and using its sales force to sell ACSI's branded services continuously through its three sales channels. The Company also plans to market its services by uniquely packaging them in ways that meet its customers' various needs. Also, ACSI intends to deliver additional services to its end-user customers throughout 1997.


ACSI Services

The Company currently provides, or is actively implementing plans to provide, a wide range of local telecommunications services including dedicated and private line, high-speed data services, including IP switching and managed services, local switched voice services and Internet services. The Company's SONET-based fiber optic local networks are designed to support this wide range of enhanced communications services, provide increased network reliability and reduce costs for its customers.

Dedicated Services-During 1996, dedicated and private line services for IXCs and other carriers generated a substantial portion of the Company's revenues, with the remaining revenues generated from business and government end users. The Company's dedicated services provide high capacity non-switched interconnections: (i) between POPs of the same IXC; (ii) between POPs of different IXCs; (iii) between large business and government end users and their selected IXCs; (iv) between an IXC POP and a ILEC central office or between two ILEC central offices; and (v) between different locations of business or government end users.

       Special access services. Special access services provide a link between an end-user location and the POP of its IXC, or links between IXC POPs, thus bypassing the facilities of the ILEC. These services, which may be ordered by either the long distance customer or directly by its IXC, typically provide the customer better reliability, shorter installation intervals, and lower costs than similar services offered by the ILEC. Customer charges are based on the number of channel termination's, fixed and mileage-sensitive transport charges, and costs for any services required to multiplex circuits.

       Switched transport services. Switched transport services are offered to IXCs that have large volumes of long distance traffic aggregated by a ILEC switch at a central office where the CAP has collocated its network. The Company provides dedicated facilities for transporting these aggregated volumes of long distance traffic from the ILEC central office to its POP or between ILEC central offices. The flat monthly charge to the IXC is typically lower than the transport fees charged by the ILEC, which is typically lower than special access services that include a charge for terminating the traffic at the end user's location and/or the IXC POP in addition to the transport charges.

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

Local Switched Voice Services-As of February 28, 1997 the Company offered local switched voice services in Columbus, Georgia and Montgomery, Alabama and expected to begin offering local switched voice services in two more of its local network markets by March 31, 1997 using its own facilities. Beginning April 1, 1997, the Company intends to begin providing local switched services on a resale basis in 15 markets and plans to expand the number of markets in which it is reselling local switched services throughout 1997 and the first quarter of 1998.

The Company's local switched voice services include telephone exchange service, including optional enhanced services such as call waiting, caller ID and three-way conference calling; switching traffic between ACSI's switch and a business customer's PBX and routing local, intraLATA and interLATA phone calls according to the customers' specific requirements; providing local dial tone services with functionality such as free internal communications, call forwarding, call transfer, conference call and speed dialing; ISDN data services; and origination and termination of long distance traffic between a customer premise and interexchange carrier via shared trunks utilizing the Company's local switch.

By March 31, 1997, the Company expects to have begun generating revenues from its enhanced voice services that are currently being offered to small and mid-sized business and government end users in a limited number of its local network markets. During and after this time, the Company's goal is to expand its enhanced voice service offerings and customer base. The Company's enhanced voice services include its First Line and First Line Plus messaging products and services under the brand names Virtualine and Virtualine 800, including basic voice messaging, follow-me call routing, virtual calling card services, fax services, e-mail and paging notification services, and automated attendant services.

High-Speed Data Services-ACSINet, the Company's coast-to-coast, leased broadband data communications network supports the following Company services:

ACSINet Internet Access Service. The Company provides public Internet connectivity and IP transport for the business and reseller communities. This service is targeted to local and regional ISPs and corporate Internet users requiring dedicated access. The service operates over the ACSINet DS3 (45 Mbps) backbone, a fully-meshed, coast-to-coast network with Internet connectivity at multiple network access points (NAPs) to ensure continuous availability to the Internet.

Managed Services. These services include design, installation, maintenance, hardware (such as switches, routers and modems), configuration management (such as maintaining consistent versions of the router software and deploying consistent configurations) and overall network management for a customer's network. The Company's managed services are designed to eliminate many of the timing, coordination and inter-operability issues that arise in installations requiring multiple vendors.

Frame Relay. Frame relay service is provided to end users with LAN-to-LAN and legacy networks, allowing them to share virtual bandwidth connectivity at high speed. Frame relay services offer low cost data transmission with generally minimal delay, few errors and high speed performance. As users' requirements expand into multimedia applications, which require higher bandwidth, frame relay offers a natural migration path to ATM.

ATM. The Company's ATM services include native speed LAN connectivity, diagnostic imaging, videoconferencing and other high bandwidth applications.

Internet Services. Principally through the Cybergate Acquisition, the Company has begun to offer high-speed data communications services, including computer network connections and related infrastructure services, to allow both commercial and residential customers to have access to the Internet through their personal computers and the use of a modem.

Implementation of Integrated Network

The Company has developed an integrated communications network consisting of SONET-based fiber optic local networks, a coast-to-coast, leased broadband data communications network and local central office switching facilities.

Local Network Development-Digital fiber optic telecommunications networks generally offer faster and more accurate transmissions for all data and voice communications than analog telecommunications systems or digital transmission systems using copper wire, which continues to be used in varying degrees by the ILECs. Fiber optic networks also generally require less maintenance than copper wire or microwave facilities of comparable transmission capacity, thereby decreasing operating costs. Because ACSI is employing the latest digital transmission technology in its local networks, these SONET-based fiber optic networks will have substantial additional capacity, and further increases in capacity can be achieved through a change in electronics. The Company believes it will be able to use its local CLEC networks to provide a wide range of telecommunications services with only incremental facilities costs. Key elements of the Company's local network development plan include: (i) thoroughly analyzing potentially favorable markets for development; (ii) seeking authorizations from public and private entities for rights-of-way; and (iii) efficiently implementing construction plans in a timely manner, thereby allowing the Company to gain a competitive position in the chosen market.

Site Selection. Before deciding to enter a market, the Company conducts a detailed feasibility study to determine the potential size of the market, existing competition within the market, the Company's ability to obtain municipal authorizations, including franchises and access to rights-of-way, and the relative ease of market entry from a local and state regulatory standpoint. The rights-of-way assessment, done by independent telecommunications consultants, determines whether another CAP/CLEC network is under construction or ready to construct in the target market, the availability of economical rights-of-way, the local utility's receptiveness to allow use of its rights-of-way, the topology of the city, concentrations of commercial real estate, and the local city permit and franchise requirements. The market or end-user survey, also done by independent telecommunications consultants, identifies the significant commercial and government end users in the target service areas. Individual telephone and/or face-to-face interviews are then conducted with potential end users, focusing on those anticipated to have the largest business volume. The interviews determine the end user's receptiveness to using a competitor to the ILEC, the telecommunications requirements of such end user, current pricing by the ILEC and other relevant information. This "bottom up" sizing of the target service areas provides an estimate of the prospective business by building and by customer.

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

Concurrently with its seeking municipal authorizations, the Company initiates discussions with electric or gas utilities, CATVs and other private providers of rights-of-way and/or facilities that may be used by the Company for installation of its network. These discussions are intended to result in agreements that allow the Company to make use of those parties' fiber optic cables (such as IRUs), the underground conduits, distribution poles, transmission towers, and building entrances. The Company's ability to enter into such agreements can have a material impact on the Company's capital costs for network construction and the speed with which the Company can construct its networks. Additionally, obtaining such agreements facilitates the Company's ability to expand efficiently beyond the central business district to serve additional end users in its markets. The term of such agreements is typically ten to 25 years, with renewal terms of five to 15 years. The Company believes that the experience of members of its senior management team in negotiating such agreements gives it a competitive advantage over other CLECs that have less experience in successfully negotiating such agreements.


Implementation of Local Network Construction. The Company initially builds a one-to three-mile SONET-based fiber loop in the central business district or a discrete area outside of the central business district of a given target market. This network provides the users with lower costs, fiber optic clarity, diversity of access, and fault tolerant reliability of service, with automatic stand-by and rerouting in the event of operator, system or network failure. The Company's networks are then expanded into suburban business areas and other ILEC central offices to serve additional customers. These expansions may be in excess of 100 route miles. The Company utilizes outside contractors to construct its networks.

The Company, through outside consultants, prepares preliminary and final engineering studies for the initial portions of its local networks prior to obtaining municipal authorizations required to begin network construction. This process enables the Company to initiate network construction activities immediately upon receipt of municipal authorizations. Outside plant construction of a typical downtown network will take from four to six months, depending on various factors. The Company also coordinates collocation with the ILEC's downtown central office and interconnections with selected IXC POPs with other construction milestones, reducing overall network development costs and allowing the Company to initiate operations at an earlier date.

Following completion of its initial network and the commencement of network operations, the Company's local staff, in consultation with personnel at the Company's headquarters, designs expansion routes that will enable the Company to reach additional end users and to interconnect with additional ILEC central offices outside the central business district or the targeted construction area. Construction of these expansion routes is typically done under agreements with third party rights-of-way providers as described above, but in some instances the Company constructs its own new facilities (typically by trenching or directional boring) where third party facilities (whether aerial or underground) do not exist or are not available for use by the Company. The Company also constructs lateral network facilities from its fiber optic backbone to provide on-network service to its customers. In some instances, the Company will design and construct some or substantially all of its routes outside the central business district concurrently with the construction of the downtown network, increasing the speed of overall network construction and, in the Company's opinion, creating a competitive advantage over other CLECs that may have entered or are seeking to enter the market. To the extent possible, the Company engages the third party right-of-way provider to install ACSI's cable in or on the third party's facilities, usually at a lower cost and with greater speed than that obtained by using outside contractors.

The Company's network management center in Annapolis Junction, Maryland monitors all of the Company's networks from one central location. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city. This consolidated operations center also helps to reduce the Company's per customer monitoring and customer service costs, such that they are lower than would be available if monitored on a single-city basis. The Company also plans to use this facility to monitor the performance of data and switched voice services. During 1996, the Company performed various network management services for other telecommunications service providers and plans to continue to offer these services on a limited basis.

A critical element of the Company's local network development plan is integrating the Company's local networks with ACSINet, its coast-to-coast broadband data communications network.

Implementation of Local Switched Voice and High-Speed Data Services-Where technically feasible and economically practicable, the Company intends to deploy a hubbed switching strategy by using Company-owned or leased switch capacity in a large, centrally located market to provide services within that market and to serve several other markets located within the same geographical area via remote switching modules. By aggregating switched traffic from multiple small markets through a central hub switch, the Company also expects to realize reduced operating expenses associated with switch engineering and maintenance.

As of February 28, 1997, the Company had installed central office switching facilities in Columbus, Georgia and Montgomery, Alabama, and was in the process of installing switches in two additional markets. The company expects to have installed switches in 24 more markets by December 1999, 12 of those switches are expected to be installed by December 1997. Toward this end, the Company had long-term lease commitments for nine initial switches as of February 28, 1997.

In December 1996, the Company deployed ACSINet, a coast-to-coast, leased broadband data communications backbone network via leased inter-city fiber connections on which customers' high-speed data and multimedia traffic may be transported at a high-quality level on a cost-effective basis. ACSI believes its ATM-based high bandwidth network will be capable of simultaneously supporting IP switching, frame relay and multimedia applications. This technology will allow network customers to migrate transparently from lower speed services to high bandwidth services, as their data communications requirements expand.


Competition

Dedicated Services-The Company operates in a highly competitive environment and has no significant market share in any market in which it operates. The Company provides dedicated services to large business and government end users. In each of the metropolitan areas to be served by the Company's networks, the Company's dedicated services will compete principally with the dedicated services offered by the ILEC. The ILECs, as the historical monopoly providers of local access and other services, have long-standing relationships with their customers and have financial and technical resources substantially greater than those of the Company. The ILECs also offer certain services that the Company cannot currently provide without first obtaining requisite regulatory approvals.

Competition for dedicated services is based on price, quality, network reliability, customer service, service features and responsiveness to the customer's needs. The Company believes that its management expertise, coupled with its highly reliable, state-of-the-art digital networks, which offer significant transmission capacity at competitive prices, will allow it to compete effectively with the ILECs, which may have not yet fully deployed fiber optic networks in many of the Company's target markets. The Company currently prices its services at a modest discount compared to the prices of the ILEC while providing what the Company believes is a higher level of customer service. The Company's fiber optic networks will provide both diverse access routing and redundant electronics, design features not widely deployed by the ILEC's networks (which were originally designed in tree and branch or star configurations).

Other potential competitors of the Company include CATVs, public utilities, IXCs, wireless telecommunications providers, microwave carriers, satellite carriers, teleports, private networks built by large end users, and other CLECs. With the passage of the Federal Telecommunications Act and the entry of RBOCs into the long distance market, the Company believes that IXC's may be motivated to construct their own local facilities and/or resell the local services of ACSI's competitors. For example, AT&T has announced its intention to offer local services and has filed for state certification in markets which include, among others, several of the Company's markets. Other CLECs or CATVs currently are competitors in various markets in which the Company has networks in operation or under construction. Based on management's experience at other CLECs, the initial market entrant with an operational fiber optic CLEC network generally enjoys a competitive advantage over other CLECs that later enter the market. The Company expects that there will be other CLECs operating in most, if not all, of its target markets and that some of these CLECs may have networks in place and operating before the Company's network is operational. While it is generally considered within the CLEC industry that being the first market entrant to offer services typically enhances that CLEC's competitive advantage relative to CLECs that enter the market at a later time, the Company recognizes that in some instances it may have other competitive advantages (such as a superior right-of-way arrangement or large customer commitments) that it believes outweigh another CLEC's first-to-market advantage; in these instances, the Company may elect to enter a market where an established CLEC already exists.

High-Speed Data Services-The Company's competitors for high-speed data services include major IXCs, other CLECs, and various providers of niche services (e.g., Internet access providers, router management services and systems integrators). In general, none of these competitors currently offers a comprehensive solution for a customer's potential data service requirements, a core premise of the Company's data strategy. The Company intends to pursue arrangements with other data service providers to leverage each entity's strengths in a given market or segment of the service chain by bundling elements of complete data solutions (i.e., bundle its local access and frame relay services with an IXC's longhaul transport services). The interconnectivity of the Company's markets will create additional competitive advantages over other data service providers that must obtain local access from the ILEC or another CLEC in each market or that cannot obtain intercity transport rates on as favorable terms as the Company.

There is significant competition for Internet access and related services in the United States, with few barriers to entry. The Company expects that competition will increase as existing services and network providers and new entrants compete for customers. ACSI's current and future competitors include telecommunications companies, including the RBOCs, IXCs, CLECs and CATVs, and other Internet access providers, such as UUNET Technologies, Inc., Advanced Network & Services, Inc., BBN Corporation, NETCOM On-Line Communications Services, Inc. and PSINet Inc. Many of these competitors have greater financial, technical, marketing and human resources, more extensive infrastructure and stronger customer and strategic relationships than ACSI. The Company believes that it will have a competitive advantage in offering Internet access services to those ISPs and commercial customers in markets where ACSI has local fiber optic network facilities relative to other Internet access providers that must purchase local loop access from the ILEC, ACSI or another CLEC in that market. Additionally, ACSI believes that customers with operations in multiple locations served by ACSI local fiber optic networks will find single-source Internet access services from ACSI more cost effective.

All of the seven original RBOCs offer at least some basic frame relay service. The Company believes that most IXCs offer substantial domestic and international frame relay service, generally positioned to provide significant savings over traditional private lines. Other frame relay service providers include WorldCom, Inc. and Intermedia Communications. A number of companies, primarily CLECs, have announced plans to offer frame relay service. ATM offerings are only beginning to emerge. ATM service is currently being offered by most of the original RBOCs, WorldCom, Inc., AT&T, MCI, Sprint and WilTel, Inc. A number of other data communications providers, CLECs and facilities-based CATVs have announced their intentions to offer ATM services in the future.

A number of equipment vendors, systems integrators and Internet access and service providers offer components of managed services. The Company believes that it will have a competitive advantage over those managed services providers that do not have local loop facilities.

Local Switched Voice Services-In all of the markets where the Company is currently operating or plans to operate, the ILEC currently is a de facto monopoly provider of local switched voice services, including enhanced voice services. The Company expects that the Federal Telecommunications Act will enable CLECs, CATVs, electric utilities, cellular and wireless providers, and others to offer local switched voice services in competition with the ILECs in the Company's target markets. The Company believes that its strategy to leverage its basic network infrastructure into higher margin service offerings, migrating to local switched voice services, will allow it to procure a profitable share of the market. The Company's ability to cross-market services will create opportunities to increase margins by migrating customers from off-network to on-network status. As the number of end users in a given off-network building increases for all service offerings, the economics improve to the point where the capital costs of connecting the building to ACSI's network are more than covered by the increased margins represented by retaining the portion of customer revenue paid out to the ILEC.

Competition for enhanced voice services primarily consists of basic voice mail services offered by ILECs and cellular providers in connection with their core offerings and customer premise-based voice mail platforms. The voice mail offerings of the ILECs typically have limited features and flexibility compared to the services contemplated by the Company; thus, the Company believes its enhanced voice messaging services and focused sales efforts should be able to penetrate effectively those segments of the small and mid-sized business market that require more features and/or flexibility than services offered by the ILECs. Customer premise-based platform voice mail offerings typically require a relatively large up front capital investment and recurring maintenance costs and are generally marketed to large companies rather than the small and mid-sized end users targeted by the Company.

Internet Services-The market for Internet access services is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company has entered this market principally through the Cybergate Acquisition and believes that its ability to compete successfully will depend upon a number of factors, including market presence; the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends.

The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company expects to compete directly or indirectly with the following categories of companies: (1) other international, national and regional commercial Internet service providers; (2) established on-line services companies that currently offer or are expected to offer Internet access; (3) computer hardware and software and other technology companies; (4) IXCs; (5) RBOCs; (6) CATVs; and (7) nonprofit or educational Internet service providers. The ability of these competitors or others to bundle services and products with Internet connectivity services could place the Company at a significant competitive disadvantage in this services market.


Regulation

Overview

The Company's services are subject to federal, state and local regulation. The Federal Communications Commission (the "FCC") exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State regulatory commissions retain jurisdiction over the Company's facilities and services to the extent they are used to originate or terminate intrastate communications. Local governments may require the Company to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate its networks.

Federal Regulation

The Federal Telecommunications Act-On February 1, 1996, the U.S. Congress enacted comprehensive telecommunications reform legislation, which the President signed into law on February 8, 1996 (the Federal Telecommunications Act). The Company believes that this legislation is likely to enhance competition in the local telecommunications marketplace because it (i) removes state and local entry barriers, (ii) requires ILECs to provide interconnections to their facilities, (iii) facilitates the end users' choice to switch service providers from ILECs to CLECs such as the Company and (iv) requires access to rights-of-way. The legislation also will tend to enhance the competitive position of the ILECs and increase local competition by IXCs, CATVs and public utility companies. Under the Federal Telecommunications Act, ILECs have substantial new pricing flexibility; RBOCs have regained the ability to provide long distance services and have obtained new rights to provide certain cable TV services; IXCs are permitted to construct their own local facilities and/or resell local services; and state laws can no longer require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenues. In addition, under the Federal Telecommunications Act all utility holding companies are permitted to diversify into telecommunications services.

The Federal Telecommunications Act requires all telecommunications carriers (including ILECs and CLECs (such as the Company)): (i) not to prohibit or unduly restrict resale of their services; (ii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iii) to afford access to poles, ducts, conduits and rights-of-way; and (iv) to establish reciprocal compensation arrangements for the transport and termination of telecommunications. It also requires incumbent ILECs to provide interconnection (a) for the transmission and routing of telephone exchange service and exchange access, (b) at any technically feasible point within the ILEC's network, (c) that is at least equal in quality to that provided by the ILEC to itself, its affiliates or any other party to which the ILEC provides interconnection, and (d) at rates, terms and conditions that are just, reasonable and nondiscriminatory. ILECs also are required under the new law to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access the unbundled network elements.

In addition, the Federal Telecommunications Act requires RBOCs to comply with certain safeguards and offer interconnections that satisfy a prescribed 14-point checklist before the RBOCs are permitted to provide in-region interLATA (i.e. long distance) services. Subject to FCC approval, RBOCs may manufacture telecommunications equipment, originate interLATA telecommunications services, and provide interLATA information services. The safeguards are designed to ensure that the RBOC's competitors have access to local exchange and exchange access services on nondiscriminatory terms and that subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards also are intended to promote competition by preventing RBOCs from using their market power in local exchange services to obtain an anti-competitive advantage in the provision of other services. On December 24, 1996, the FCC adopted a number of procedures to provide greater protection against cross-subsidization and clarified the use of the prevailing price method for transaction valuation.

FCC Rules Implementing the Local Competition Provisions of the Federal Telecommunications Act-On August 8, 1996, the FCC released both a First Report and Order and a Second Report and Order and Memorandum Opinion and Order in its CC Docket 96-98 (combined, the "Interconnection Orders") that established a framework of minimum, national rules enabling state Public Service Commissions ("PSCs") and the FCC to begin implementing many of the local competition provisions of the Federal Telecommunications Act. In its Interconnection Orders, the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. The FCC also adopted a minimum list of unbundled network elements that ILECs must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements. The FCC also adopted a methodology for states to use when applying the Federal Telecommunications Act's "avoided cost standard" for setting wholesale prices with respect to retail services.

Most provisions of the Interconnection Decisions have been appealed, and application of most of the pricing and costing provisions of the Interconnection Decisions discussed below have been stayed by the U.S. Court of Appeals for the Eighth Circuit. The FCC's appeal of this stay was denied by the U.S. Supreme Court. Within the next several months, the Court of Appeals for the Eighth Circuit is expected to rule on the various appeals of the Interconnection Orders, at which time the Court could approve, reverse or partially reverse the Interconnection Orders.

The following summarizes the key issues addressed in the Interconnection Orders.

Interconnection. ILECs are required to provide interconnection for telephone exchange or exchange access service, or both, to any requesting telecommunications carrier at any technically feasible point. The interconnection must be at least equal in quality to that provided by the ILEC to itself or its affiliates and must be provided on rates, terms and conditions that are just, reasonable and nondiscriminatory.

Access to Unbundled Elements. ILECs are required to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms, and conditions that are just, reasonable and nondiscriminatory. At a minimum, ILECs must unbundle and provide access to network interface devices, local loops, local and tandem switches (including all software features provided by such switches), interoffice transmission facilities, signaling and call-related database facilities, operations support systems and information and operator and directory assistance facilities. Further, ILECs may not impose restrictions, limitations or requirements upon the use of any unbundled network elements by other carriers.

Methods of Obtaining Interconnection and Access to Unbundled Elements. ILECs are required to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC's premises, except that the ILEC may provide virtual collocation if it demonstrates to the PSC that physical collocation is not practical for technical reasons or because of space limitations.

Pricing Methodologies. New entrants are required to pay for interconnection and unbundled elements at rates based on the ILEC's Total Element Long-Run Incremental Cost ("TELRIC") of providing a particular network element plus a reasonable share of forward-looking joint and common costs, and may include a reasonable profit. If TELRIC cost information is not available for consideration within the statutory time frame for arbitrating interconnection disputes, PSCs are authorized to use certain maximum default rates for local interconnection and unbundled network element pricing and a range of rates for switching services, all of which rates must be replaced with TELRIC-based rates once a review of the TELRIC cost studies can been completed.

Access Charges for Unbundled Switching and Access Charge Reform. IXCs which order unbundled switching elements temporarily will be required to pay an access charge to an ILEC when the ILEC provides exchange access service. Access charges also must be paid when an IXC originates or terminates interexchange traffic to a customer to which it provides local services by reselling ILEC exchange services. Access charge reform was proposed by the FCC on December 24, 1996.

Resale Pricing. ILECs are required to offer for resale any telecommunications service that the carrier provides at retail to subscribers who are not telecommunications carriers. PSCs are required to identify which marketing, billing, collection and other costs will be avoided or that are avoidable by ILECs when they provide services wholesale and to calculate the portion of the retail rates for those services that is attributable to the avoided and avoidable costs.

Transport and Termination Charges. The LEC charges for transport and termination of local traffic delivered to them by competing LECs must be cost-based and should be based on the LECs' TELRIC cost of providing that service, although additional reciprocal charges are permitted if termination is through a tandem switch.

Access to Rights-of-Way. The FCC established procedures and guidelines designed to facilitate the negotiation and mutual performance of nondiscriminatory access by telecommunications carriers and poles, ducts, conduits, and rights-of-way owned by utilities or LECs. Additionally, expedited dispute resolution procedures are set forth should good faith negotiations fail.

Universal Service Reform. All telecommunications carriers, including the Company, are required to contribute funding for universal service support, on an equitable and nondiscriminatory basis, in an amount sufficient to preserve and advance universal service pursuant to a specific or predictable universal service funding mechanism. The Company cannot at this time predict the level or form of its mandatory contribution, but the Company believes that it will likely be a significant expenditure. The FCC has opened a proceeding (CC Docket No. 96-45) which is intended to implement these requirements. On November 8, 1996, a Federal-State Joint Board formed by the FCC released extensive recommendations for regulatory changes which redefine the services to be included in universal service support programs, how affordability of eligible services would be determined, which carriers are eligible for universal service support, the terms of programs for low income consumers, support for rural, insular and high cost areas, the future of subscriber line charges and carrier common-line charges and the administration of the universal service support mechanisms. The proceeding must be concluded by May 8, 1997 and may have a significant impact on future operations, expenses and pricing of the Company.

Other Regulation-In general, the FCC has a policy of encouraging entry of new competitors, such as the Company, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers and nondominant carriers. For domestic common carrier telecommunications regulation, large ILECs such as GTE and the RBOCs are currently considered dominant carriers, while CLECs such as the Company are considered nondominant carriers.

Tariffs. As a nondominant carrier, the Company may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of nondominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports concerning the carrier's interstate circuits and deployment of network facilities. With the exception of informational tariffs for operator-assisted services, on October 31, 1996, the FCC announced that all nondominant IXCs may cancel their tariffs for domestic, interstate interexchange services within nine months of the effective date of the order. Tariffs are still required to be filed for international services. Tariffs also must be filed for interexchange access services. Moreover, nondominant carriers like the Company must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. The FCC's interexchange de-tariffing order was stayed by the U.S. Court of Appeals for D.C. on February 13, 1997.

Pursuant to these FCC requirements, the Company has filed and maintains tariffs for its interstate services with the FCC. All of the interstate retail "basic" services (as defined by the FCC) provided by the Company are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. The Company believes that its enhanced voice and Internet services are "enhanced" services which need not be tariffed.

ILEC Price Cap Regulation. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can only raise prices for certain services, including interconnection services provided to CLECs, by a small percentage each year. In addition, there are constraints on the pricing of ILEC services that are competitive with those of CLECs. On September 14, 1995, the FCC proposed a three-stage plan that would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and ultimately would result in granting ILECs nondominant status. The FCC proposed immediate elimination of the lower service band index limit on price reductions within service categories, modification of tariff filing requirements and revision of the structure of price cap baskets. The FCC also sought comment on whether ILECs should be permitted to expand use of volume and term discount plans. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against the Company and could have a material adverse effect on the Company. The FCC released an order on December 24, 1996 which adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services.

Access Charges. The FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services on a specific central office by central office basis. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Company anticipates that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, the probable area of competition with the Company. The Company also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. In a concurrent proceeding on transport rate structure and pricing, the FCC enacted interim pricing rules that restructure ILEC switched transport rates in order to facilitate competition for switched access.

On February 15, 1996, the FCC partially waived its access charge rules for Ameritech Corporation (one of the seven RBOCs), thereby giving Ameritech certain access charge pricing flexibility which will likely make it more difficult for CLECs to compete against Ameritech in the affected areas. The FCC had previously approved alternative access charge billing plans proposed by NYNEX. The Company does not currently provide service in the Ameritech or NYNEX operating regions. However, on December 24, 1996, in its Notice of Proposed Rulemaking, Third Report and Order, and Notice of Inquiry ("NPRM"), the FCC proposed and sought comment on far-reaching reforms to its access charge rules, including granting all ILECs additional access charge pricing flexibility. These proposals could, if implemented, make it more difficult for the Company to compete for access traffic.

In the (NPRM), the FCC proposed a set of reforms to its existing access charge rules which are intended to (i) take account of the local competition and RBOC reentry provisions of the Federal Telecommunications Act, state PSC actions to open local networks for competition and implicit universal service subsidies;
(ii) establish fair rules of competition; (iii) address perceived inequities and inefficiencies in the current ILEC access charge structure and (iv) generally lower access charge levels. The FCC proposed making significant changes to the current rules which govern the common carrier elements subscriber, line charge, local switching transport, tandem switching and transport interconnection charge components, of the current ILEC access charge rate structure. In addition, in the NPRM, the FCC proposed even more fundamental reforms the current ILEC access charge structure by using either (i) the "market-based" approach, which would result in gradual relaxation and ultimate removal of existing federal access rate structure requirements and price cap restrictions as competition develops and prices are naturally driven toward economic cost; or (ii) the "prescriptive "approach, where the FCC would specify the nature and timing of changes to existing access charge rate levels. Finally, in the NPRM, the FCC also sought comment on whether ISPs, enhanced service providers and Internet access providers should pay access charges. Requiring such service providers to pay access charges could have a significant adverse impact on both the Company's wholesale access services business and its enhanced voice services, high-speed data and Internet access services.

State Regulation

The Company believes that most, if not all, states in which it proposes to operate will require a certification or other authorization to offer intrastate services. Many of the states in which the Company operates or intends to operate are in the process of addressing issues relating to the regulation of CLECs. Some states may require authorization to provide enhanced services.

In some states, existing state statutes, regulations or regulatory policy may preclude some or all forms of local service competition. The Federal Telecommunications Act contains provisions that prohibit states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC is required to preempt any such state or local requirements to the extent necessary to enforce the Federal Telecommunications Act's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services, and, presumably, require carriers to obtain certificates or licenses before providing service.

As of February 28, 1997 the Company had obtained intrastate authority for the provision of dedicated services in Alabama, Arkansas, Colorado, Florida, Georgia, Kentucky, Maryland, Mississippi, Nevada, New Mexico, South Carolina, Tennessee, Texas and Virginia. As of that date, the Company also had applications pending before PSCs in Arizona, Louisiana, Missouri and Oklahoma for intrastate dedicated services authority. To the extent the Company expands the scope of its intrastate services in the future in these states to include the full range of local switched services, the Company is required to seek additional authorization from such PSCs. As of February 28, 1997, the Company had applied for authorization to provide local switched voice services in Arizona, Kentucky, Louisiana, Mississippi, Missouri, New Mexico and Oklahoma and had been granted such authority in Alabama, Arkansas, Colorado, Florida, Georgia, Maryland, Nevada, South Carolina, Tennessee, Texas and Virginia. There can be no assurances that the Company will receive the authorizations it is currently seeking, or will seek, from these PSCs. In most states, the Company is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

The Company believes that, as the degree of intrastate competition increases, the states will offer the ILECs increasing pricing flexibility. This flexibility may present the ILECs with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing ILECs to offer competitive services at prices below the cost of providing the service. The Company cannot predict the extent to which this may occur or its impact on the Company's business.

Local Interconnection-The Federal Telecommunications Act imposes a duty upon all ILECs to negotiate in good faith with potential interconnectors to provide interconnection to the ILEC network, exchange local traffic, make unbundled basic local network elements available, and permit resale of most local services. In the event that negotiations do not succeed, the Company has a right to seek state PSC arbitration of any unresolved issues. The state PSC must conclude the arbitration within nine months of the date upon which the ILEC received the Company's initial request for interconnection. Although the Company found it necessary to seek state PSC arbitration of some material issues, the Company negotiated partial agreements for local interconnection and access to unbundled elements with BellSouth in South Carolina, Georgia, Florida, Kentucky, North Carolina, Tennessee, Alabama, Mississippi and Florida; and with Southwestern Bell in Arkansas and Texas. Unsuccessful interconnection negotiations caused the Company to file petitions with state PSCs seeking arbitrated agreements with US West in New Mexico and Arizona; with GTE in Texas, Kentucky and Florida; and with Sprint/Central Telephone in Nevada. Southwestern Bell has filed lawsuits in both federal and state courts in Texas seeking to overturn the Texas PUC arbitration award and prevent implementation of the anticipated ACSI interconnection agreement. The state action has been removed to federal court. GTE and US West have filed similar lawsuits in federal courts in Kentucky and Arizona, respectively, seeking to reverse the state commission arbitration awards in those states, and prevent implementation of the arbitrated interconnection agreements there. Similar court challenges to the state commission arbitration decisions involving US West in New Mexico and GTE in Texas also are expected. If successful, these lawsuits could delay or interrupt ACSI's interconnection arrangements with the ILECs in the affected states. Moreover, since ACSI purchases ILEC local services for resale pursuant to the terms of the interconnection agreements at issue, any adverse outcome in these lawsuits could impede ACSI's plans to resell ILEC local services in the affected markets. The Company is unable to predict the likely outcome of the lawsuits described above, or the probable timeframe for decision. As of February 28, 1997, state commission arbitration of ACSI requests for interconnection remained underway in Florida (GTE) and Nevada (Sprint/Central). In addition, the Company has initiated formal interconnection negotiations with Bell Atlantic for Maryland, Virginia and the District of Columbia. The Company has also initiated formal requests to expand its interconnection arrangements with US West to include Colorado and with Southwestern Bell to include Oklahoma, Missouri and Kansas.

Local Government Authorizations-The Company is required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. There can be no assurance that the Company will not be required to post similar bonds in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. However, the Telecommunications Act provides that any compensation extracted by states and localities for use of public rights-of-way must be "fair and reasonable," applied on a "competitively neutral and nondiscriminatory basis" and be "publicly disclosed" by such government entity. Termination of the existing franchise or license agreements prior to their expiration dates could have a materially adverse effect on the Company.


Employees

As of December 31, 1996, the Company employed a total of 322 individuals all of whom were full time employees. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  Properties

The Company leases a 23,925 square foot office space in Annapolis Junction, Maryland for its corporate headquarters and network management center for $28,647 per month as of December 31, 1996, subject to periodic increases in specified amounts. The lease expires in 2002, but may be renewed for two additional five-year terms. The Company leases a 1,358 square foot field office in Lombard, Illinois which houses its local network development and real estate development operations. This lease expires on January 31, 1999.

As of December 31, 1996, the Company's various operating subsidiaries have leased facilities for their offices and network nodes. The aggregate monthly rent on these properties is approximately $285,000. The various leases expire on dates ranging from February 28, 1998, to April 1, 2007. Most have renewal options. A subsidiary of the Company leases shared office space in Greenville, SC. Additional office space and equipment rooms will be leased as additional networks are constructed and the Company's operations are expanded.

The Company believes that its insurance coverage on these properties is adequate and in compliance with the related leases.

Item 3.  Legal Proceedings

On July 24, 1996, the Company was notified that a complaint against a subsidiary had been filed in the District Court of El Paso County, Texas wherein the plaintiff alleged permanent paraplegia resulting from his fall into a concealed basement during construction of the Company's El Paso network. At the time of the incident giving rise to the lawsuit, the plaintiff was an employee of the subcontractor hired by the Company's general contractor for this project. The plaintiff seeks recovery from the Company's subsidiary and the general contractor of at least $25 million in damages (plus punitive damages). Both the Company and the general contractor have begun investigations into the facts surrounding the incident and intend to defend against this suit vigorously. Based on the facts known as of the date hereof, the Company does not believe it is likely, although it is possible, that the Company will be liable for held payment of all or a portion of the requested damages. This potential liability could materially, adversely affect the results of operation and financial condition of the Company.

Additionally, the Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. The Company and its subsidiaries are parties to various court appeals and regulatory proceedings relating to certain of the Company's interconnection agreements and other regulatory matters and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.

Item 4.  Submission of Matters to a Vote of Security Holders

On November 15, 1996, the Company held its annual meeting to consider five proposals.

The first proposal was to elect the seven nominees forth in the Proxy Statement. Pursuant to the Certificate of Incorporation, the Board is currently comprised of seven members, four of whom shall be elected by the holders of the Company's Common Stock and three of whom shall be elected by the holders of the Company's Preferred Stock.

The nominees for directorship by holders of the Common Stock were: Anthony J. Pompliano, Peter C. Bentz, Benjamin P. Giess and George M. Middlemas. There were 5,636,252 votes cast For and 10,170 Abstentions for Anthony J. Pompliano; there were 5,618,752 votes cast For and 27,670 Abstentions for Peter C. Bentz; there were 5,632,252 votes cast For and 14,170 Abstentions for Benjamin P. Giess; and there were 5,636,252 votes cast For and 10,170 Abstentions for George M. Middlemas.

The nominees for directorship by holders of the Preferred Stock were: Edwin M. Banks, Christopher L. Rafferty and Olivier L. Trouveroy. There were 448,931 votes cast For and no Abstentions for Edwin M. Banks, there were 448,931 votes cast For and no Abstentions for Christopher L. Rafferty and there were 448,931 votes cast For and no Abstentions for Olivier L. Trouveroy.

The second proposal was to approve an amendment to the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of common stock reserved for issuance upon exercise of option grants from 1,910,000 to 3,000,000. There were 4,881,312 votes cast For, 70,271 votes cast Against and 11,170 Abstentions for Proposal No. 2.

The third proposal was to approve the 1996 Employee Stock Purchase Plan. There were 4,818,482 votes cast For, 41,626 votes cast Against and 4,250 Abstentions for Proposal No. 3.

The fourth proposal was to amend the company's Certificate of Incorporation to increase the number of authorized shares of Preferred Stock from 813,336 to 1,500,000. There were 4,844,117 votes cast For, 25,871 votes cast Against and 3,370 Abstentions for Proposal No. 4.

The fifth proposal was to ratify the selection of KPMG Peat Marwick LLP to audit the consolidated financial statements of the Company for the transition period ending December 31, 1996 and for the fiscal year ending December 31, 1997. There were 5,640,682 votes cast For, 5,420 votes cast Against and 320 Abstentions for Proposal No. 5.

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters


The Company's Common Stock is traded under the symbol "ACNS" in the over-the-counter market. The Company's Common Stock has been quoted on the Nasdaq National Market since May 22, 1996. From March 3, 1995 to May 21, 1996, the Company's Common Stock was quoted on the Nasdaq SmallCap Market. Prior to that time the Common stock was quoted in the pink sheets, although it was not consistently quoted therein. On March 18, 1997, the high and the low bid prices for the Company's Common Stock as reported by the Nasdaq National Market were $8.40 and $8.00, respectively. As of March 18, 1997, there were approximately 278 stockholders of record of the Company's Common Stock.

The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Common Stock obtained from the National Quotation Bureau for periods prior to March 3, 1995 and from The Nasdaq SmallCap Market for the period March 3, 1995 through May 21, 1996 and high and low closing sales prices for the Common Stock obtained from the Nasdaq Stock Market after May 21, 1996. No quotations for the Common Stock were available from the National Quotation Bureau for the first quarter of the fiscal year ended June 30, 1994, or any preceding period. The quotations as set forth below for periods prior to March 3, 1995, are believed to be representative of inter-dealer quotations, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.


                                                       High Bid            Low Bid
Fiscal Year Ended June 30, 1995

First Quarter                                          $    4.50           $   2.50
Second Quarter                                         $    4.25           $   3.50
Third Quarter                                          $    3.75           $   3.50
Fourth Quarter                                         $    4.38           $   3.25

Fiscal Year Ended June 30, 1996

First Quarter                                          $    7.50           $   3.63
Second Quarter                                         $    6.75           $   5.00
Third Quarter                                          $    9.00           $   5.00
Fourth Quarter                                         $   15.38           $   8.00

Fiscal Period Ended December 31, 1996

First Quarter                                          $    13.25          $   8.50
Second Quarter                                         $    12.38          $   9.88

Fiscal Year Ending December 31, 1997

First Quarter (through March 27, 1997)                 $    11.13          $   7.00

The Company has paid no dividends on its Common Stock since its inception and does not plan to pay dividends on its Common Stock in the foreseeable future. Except utilization to pay dividends payable on the Series A-1 Preferred Stock and the Series B Preferred Stock, any earnings which the Company may realize will be retained to finance the growth of the Company. The agreements relating to the Company's secured debt financing prohibits the Company from paying any dividends on its capital stock, except the Series A-1 Preferred Stock and the Series B Preferred Stock, and restrict the ability of the Company's subsidiaries to transfer funds to the Company, unless in each case certain financial covenants are met. The indentures relating to the Company's Senior Notes prohibit the Company from paying any dividend on its capital stock unless certain financial covenants are met. The Company's certificate of incorporation prohibits the payment of dividends on the Common Stock unless all dividends due and payable (including accrued dividends) on the Series A-1 Preferred Stock and the Series B Preferred Stock have been paid in full.

Item 6. Management's Discussion and Analysis of Financial Condition and Results and Operations

Overview

ACSI is a provider of integrated local voice and data communications services to commercial customers primarily in mid-size metropolitan markets in the southern United States. The Company is a rapidly growing CLEC, supplying businesses with advanced telecommunications services through its digital SONET-based fiber optic local networks. To date, the Company has derived substantially all of its revenues from the sale of dedicated services, generally at a discount to the price of the ILECs. The Company's dedicated services include special access, switched transport and private line services.

As a supplement to its dedicated services, in January 1997, the Company introduced local switched voice services in two of its markets and expects to begin offering local switched voice services in two additional markets by March 31, 1997. The Company's local switched services include local exchange services (dial tone), advanced ISDN and enhanced voice services. In late 1996, the Company also deployed ACSINet, a coast-to-coast, leased broadband data communications network through which the Company offers frame relay, ATM and Internet access services to both ISPs and local businesses. As of February 28, 1997, the Company had ACSINet data POPs in 44 markets, including all but one of the markets in which the Company has operational local networks. Additionally, principally through the Cybergate acquisition, the Company has begun providing Internet services. The Cybergate Acquisition provides a foundation to support the Company's Internet service offerings to ISPs in existing ACSI markets and to end users in targeted ACSI markets.

During 1996, the Company increased the number of its operational local networks from 9 to 21 and increased its route miles in service from 136 to 697. As of February 28, 1997, the Company had 24 operational local networks and had 12 additional local networks under construction. The Company is actively developing marketing and engineering plans necessary to achieve its goal of 50 local networks operating or under construction by June 1998.

The Company provides dedicated services to IXCs and to those business and government end users whose volumes of voice and data traffic are large enough to warrant paying a fixed monthly charge for a specific capacity requirement rather than a usage-based variable charge. These monthly charges vary according to the capacity of each circuit, the volume of individual circuits ordered by the customer, the mileage of the circuits, the need for any ancillary services and the term of the service contract, but are typically less than the rates charged by the ILECs for similar services, volumes and terms. For the fiscal period ended December 31, 1996, 40% of the Company's revenues were generated by four of the largest IXCs.

Beginning in the fiscal quarter ended December 31, 1996, the Company began providing and plans to continue to provide, local switched voice services, such as local dial tone, termination of local calling, Centrex services, PBX trunking, switched access and enhanced voice services, initially to existing and new corporate customers in buildings already connected to the Company's local networks. Revenues from the Company's local switched voice services will be generated from fixed and usage-based charges billed directly to the end user at rates below those charged by ILECs for similar services. The Company expects to begin generating revenues from its local switched voice services beginning in the three months ending March 31, 1997.

In December 1996, the Company began providing high-speed data services to ISPs and corporate, institutional and government customers. ACSI's data services revenues are generated from either flat rate or usage-based recurring charges based on network access speed and the data throughput rate of data requested by the end user as well as from non-recurring charges for installation and provisioning. Principally through the Cybergate Acquisition, ACSI has begun to offer direct Internet access to commercial and consumer end users as well as provide private label Internet services for the Company's strategic distribution partners throughout all of the Company's markets. Revenues from the Company's Internet services will be generated from usage-based variable rates charged directly to the end user by the Company.

The Company believes that integration of its SONET-based fiber optic local networks and its coast-to-coast, leased broadband data communications network will provide a platform for the provision of a wide variety of voice, high-speed data and other communications services at a reduced cost. While the Company may offer its services to customers that are not directly connected to its integrated network through resale of the ILEC's network, the Company believes that it can gradually migrate many of these off-net customers to higher margin on-net accounts as it increases penetration of all its services within a given building. As a result, the capital investment of connecting additional buildings and customers to ACSI's integrated network should become more cost-effective. Over time, the Company believes it can increase its market share of all of its service offerings as a result of the reliability and quality of its integrated network, prompt customer service, competitive pricing, cross marketing/bundling synergies and new service offerings over its target 50-city local network market area.

Where technically feasible and economically practicable, the Company's local switched voice services will be offered through a hubbed switching strategy by using leased switch capacity in a large, centrally located market to provide services within that market and to serve several other markets located within the same geographical area via remote switching modules. The Company believes that this strategy, if successfully implemented, could reduce the cost associated with installing a fully configured switch in markets which otherwise may be too small to justify the investment. By aggregating switched traffic from multiple small markets through a central hub switch, the Company also expects to realize reduced operating expenses associated with switch engineering and maintenance. As of February 28, 1997, the Company had long-term operating leases for nine Lucent 5ESS switches. The use of operating leases, rather than the acquisition of such equipment reduces the Company's capital requirements but negatively impacts its EBITDA.

ACSI is operating its coast-to-coast, leased broadband data communications network via high bandwidth (DS-3) longhaul circuits pursuant to multi-year operating leases with various IXCs. Network connectivity within each node will be via OC-3 bandwidth, enabling the transparent migration of longhaul circuits to OC-3 capacity as needed. Ultimately, the platform technology is capable of upgrading the backbone to OC-12 without further modification.

Initially, the Company expects to experience negative cash flow from operations in each of its operating local networks. The Company estimates that because of the reduced operating costs associated with its smaller local networks and its single point of service sales force, it can achieve operating cash flow breakeven (i.e., positive EBITDA before overhead allocations) on dedicated access services provided on its local networks within ten to 15 months from the start of those services. Thereafter, the Company anticipates that its profit margins will increase as each local network is expanded to connect additional customers directly to its network backbone and as off-net customers migrate to on-net status (thus allowing the Company to retain the portion of customer charges previously paid out to the ILEC for resale of ILEC facilities). The Company will also experience initial negative cash flow from operations as its data, local switched voice and Internet services are introduced and until networks providing those services reach operating cash flow breakeven.

Capital Expenditures; Operating Cash Flow

The costs associated with the initial construction and operation of local networks may vary greatly, primarily due to market variations in geographic and demographic characteristics and the types of construction technologies which can be used to deploy the network. Management estimates that construction of the initial one-to-three mile local network backbone and installation of related network transmission equipment for dedicated services for each market will cost generally between $3.5 million and $6.0 million, depending on the size of the market served. Including planned expansion routes, total capital expenditures per network are estimated to average $6.0 million. In addition to capital expenditure requirements, the Company incurs sales and marketing (including sales commissions) and operating expenses and other expenses such as property taxes and, in certain markets, franchise fees. Prior to the completion of local network construction, certain of these expenses, to the extent they are related to pre-service construction, are capitalized. These capitalized expenses, estimated by management to be between approximately $500,000 and $1.0 million per local network, are amortized over the anticipated life of the network. These costs vary depending on the size of the market, the length of time required to build out the network and the rate of growth of the customer base.

The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. The Company's continued development, construction, expansion, operation and potential acquisition of local networks, as well as the further development of new services, including local switched voice and high-speed data services, will require substantial capital expenditures and the Company expects to continue to incur operating losses and negative cash flows from operations for at least the next several years. The Company estimates that through December 31, 1997 and December 31, 1998, remaining capital required for implementation of its integrated networks and its other services and to fund negative cash flow will be approximately $185 million and $335 million, respectively. At December 31, 1996, the Company had approximately $78.6 million of cash and cash equivalents available for this purpose. The Company has commenced a public offering of eight million shares and filed a Form SB-2 Registration Statement with the SEC (Registration No. 333-20867) which should be completed by the end of the second fiscal quarter (the "Offering"). Management anticipates that the Company's cash resources following this Offering will be insufficient to fund the Company's continuing negative cash flow and the capital expenditures required to complete the Company's planned networks. Furthermore, without an infusion of additional cash following this Offering, the Company will exhaust its cash resources during 1997.

Results of Operations

Fiscal Period Ended December 31, 1996 Compared to Six Months Ended December 31, 1995

Revenues

During the fiscal period ended December 31, 1996, the Company recorded revenues of $7.0 million as compared to revenues of $988,877 during the six months ended December 31, 1995. Four of the largest IXCs accounted for approximately $2.8 million, or 40%, of revenues for the fiscal period ended December 31, 1996.


Total Operating Expenses

Network development and operating expenses for the fiscal period ended December 31, 1996 increased to $8.7 million from $2.9 million in the six months ended December 31, 1995, reflecting significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $3.9 million in the fiscal period ended December 31, 1996, from approximately $1.5 million in the six months ended December 31, 1995. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses and certain franchise fees, travel expenses, rent, utilities, charges and taxes increased to $4.8 million in the fiscal period ended December 31, 1996 from approximately $1.4 million in the six months ended December 31, 1995.

In the fiscal period ended December 31, 1996, selling, general and administrative expenses increased to $20.3 million from $3.1 million in the six months ended December 31, 1995. Related personnel costs increased to $6.6 million in the fiscal period ended December 31, 1996 from $1.5 million in the six months ended December 31, 1995, and corresponding operating costs increased to $13.7 million in the fiscal period ended December 31, 1996 from $1.6 million in the six months ended December 31, 1995. This increase reflected costs associated with the Company's efforts in the rapid expansion of its services offered, network deployment and geographic coverage as well as significantly increasing its national and local city sales, marketing and administrative staffs and increased legal and other consulting expenses associated with its programs for obtaining regulatory approvals and certifications and providing quality network services.

Depreciation and amortization expenses increased to $4.9 million in the fiscal period ended December 31, 1996 from $762,657 in the six months ended December 31, 1995. The Company increased its capital assets to $144.4 million as of December 31, 1996, from the $32.6 million in capital assets as of December 31, 1995. Non-cash stock compensation expense decreased to $549,545 for the fiscal period ended December 31, 1996 from $1.2 million for the six months ended December 31, 1995. This expense reflects the Company's accrual of non-cash costs for options granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options. Certain of these options had put rights and other factors that required variable plan accounting in both 1996 and 1995 but, on or about June 30, 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2.5 million on the Company's "put right" obligations with respect to those contracts. Between July 1, 1995 and June 30, 1996, the limit was further reduced to $2.0 million.

During the fiscal period ended December 31, 1996, the Company incurred a net operating loss of $27.4 million and generated negative cash flow from operations of $6.7 million, compared to a net operating loss of $7.0 million and negative cash flow from operations of $4.8 million in the six months ended December 31, 1995.

Interest and Other Expenses

Interest and other income increased to $2.8 million for the fiscal period ended December 31, 1996 from $777,504 in the six months ended December 31, 1995. Interest and other expense increased to $10.4 million in the fiscal period ended December 31, 1996 from $2.8 million in the six months ended December 31, 1995. The increase in interest and other income reflects the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995, the 2005 Notes in November 1995 and the 2006 Notes in March 1996. The increase in interest and other expenses reflected the accrual of interest related to the 2005 Notes and 2006 Notes and the Company's increased borrowings under the AT&T Credit Facility. Payments of principal and interest on the AT&T Credit Facility will begin in calendar 1997, payments of interest on the 2005 Notes will not begin until November 2000 and payments of interest on the 2006 Notes will not begin until October 2001.

AT&T Credit Corporation's minority interest in certain of the Company's operating subsidiaries, reduced operating losses by approximately $160,370 for the fiscal period ended December 31, 1996, and by $155,861 for the six month period ended December 31, 1995.

Fiscal Year Ended June 30, 1996 Compared to Fiscal Year Ended June 30, 1995

Revenues

During the fiscal year ended June 30, 1996 ("fiscal 1996"), the Company recorded revenues of $3.4 million as compared to revenues of $388,887 during the fiscal year ended June 30, 1995 ("fiscal 1995"). Four of the largest IXCs accounted for approximately $2.1 million, or 60%, of revenues for fiscal 1996 as compared to fiscal 1995 when three of the largest IXCs accounts for approximately $331,000, or 85% of revenues for fiscal 1995, reflecting the Company's increased sales to end users during fiscal 1996.

Total Operating Expenses

Network development and operations expenses for fiscal 1996 increased to $5.3 million from $3.3 million in fiscal 1995, reflecting significant increases in personnel, network development and non-payroll operating expenses. These increased costs were associated with developing and establishing centralized engineering, circuit provisioning and network management functions, constructing and initially operating the Company's competitive access networks and performing market feasibility, engineering, rights-of-way and regulatory evaluations in additional target cities. Related personnel costs increased to $4.5 million in fiscal 1996 from approximately $1.3 million in fiscal 1995. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses and certain franchise fees, travel expenses, rent, utilities, charges and taxes, decreased to $800,212 in fiscal 1996 from approximately $1.9 million in fiscal 1995.

In fiscal 1996, selling, general and administrative expenses increased to $13.5 million from $4.6 million in fiscal 1995. Related personnel costs increased to $3.2 million in fiscal 1996 from $2.0 million in fiscal 1995, and corresponding operating costs increased to $10.2 million in fiscal 1996 from $2.2 million in fiscal 1995. This increase reflected costs associated with the Company's efforts in expanding its national and local city sales, marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services.

Depreciation and amortization expenses increased to $3.1 million in fiscal 1996 from $497,811 in fiscal 1995. During fiscal 1996 the Company increased its capital assets to approximately $80.2 million, representing an increase from $15.9 million at the end of fiscal 1995. Non-cash stock compensation expense decreased to $2.7 million for fiscal 1996 from $6.4 million for fiscal 1995. This expense reflects the Company's accrual of non-cash costs for options and warrants granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options and warrants. Certain of these options had put rights and other factors that required variable plan accounting in fiscal 1994 and fiscal 1995 but, at the end of fiscal 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2.5 million on the Company's put right obligations with respect to those contracts. During fiscal 1996, the limit was further reduced to $2.0 million.

Interest and Other Expenses

Interest and other income increased to $4.4 million for fiscal 1996 from $217,525 in fiscal 1995. Interest expense and other costs increased to $10.5 million in fiscal 1996 from $170,095 in fiscal 1995. These increases in interest income and expenses reflected the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995 and the 2005 Notes in November 1995. The increase in interest and other expenses reflected the accrual of interest related to the 2005 Notes and the Company's increased borrowings under its secured financing facility with AT&T Credit Corporation (the "AT&T Credit Facility"). Payments of principal and interest on the AT&T Credit Facility will begin in calendar 1997, payments of interest on the 2005 Notes do not begin until November 2000 and payments of interest of the 2006 Notes do not begin until October 2001.

Debt conversion expense in fiscal 1995 totaled $385,000, reflecting expenses incurred in connection with the conversion of certain of the Company's debt to equity in September 1994. AT&T Credit Corporation's minority interest in the Company's operating subsidiaries for which it provided funding, reduced operating losses by approximately $412,606 for fiscal 1996, and by $48,055 for fiscal 1995.

Liquidity and Capital Resources

To date, the Company has funded the construction of its local networks and its operations with external financing. Prior to November 1995, the primary sources of funds used to finance the building of existing networks and the completion of new targeted networks were two Preferred Stock private offerings completed in October 1994 and June 1995, through which the Company raised an aggregate of approximately $39.6 million before related expenses, and the AT&T Credit Facility, through which the Company has financing commitments for $31.2 million. On November 14, 1995, the Company completed a private offering of the 2005 Notes and the Warrants from which the Company received approximately $96.1 million in net proceeds. The 2005 Notes will accrete to an aggregate principal amount of $190.0 million by November 1, 2000, after which cash interest will accrue and be payable on a semi-annual basis. The Company also received net proceeds of approximately $4.7 million from the private sale of an additional 50,000 shares of its Preferred Stock to a principal stockholder and the exercise by that stockholder of warrants to purchase 214,286 shares of Common Stock acquired in the Company's June 1995 Preferred Stock private placement. On March 21, 1996, the Company completed a private offering of the 2006 Notes from which the Company received net proceeds of approximately $61.8 million. The 2006 Notes will accrete to an aggregate principal amount of $120.0 million by April 1, 2001, after which cash interest will accrue and be payable on a semi-annual basis.

The Company's continued development, construction, expansion, operation and potential acquisition of local networks, as well as the further development of new services, including local switched voice and high-speed data services, will require substantial capital expenditures and the Company expects to continue to incur operating losses and negative cash flows from operations for at least the next several years. The Company will use approximately $57.0 million of the estimated net proceeds from the Offering principally toward completion of the Company's 50-city local network plan, operation of its coast-to-coast, leased broadband data communications network and implementation of its local switched voice services and to fund negative operating cash flow. The Company estimates that through December 31, 1997 and December 31, 1998, remaining capital required for implementation of its integrated networks and its other services and to fund negative cash flow will be approximately $185 million and $335 million, respectively. At December 31, 1996, the Company had approximately $78.6 million of cash and cash equivalents available for this purpose. The Company's expectations of required future capital expenditures are based on the Company's current estimates and the current state and federal regulatory environment. There can be no assurance that actual expenditures will not be significantly higher or lower. In addition, there can be no assurance that the Company will be able to meet its strategic objectives or that such funds, if available, will be available on a timely basis or on terms that are acceptable to the Company. In addition, the Company continues to consider potential acquisitions or other strategic arrangements that may fit the Company's strategic plan. Although the Company has had discussions concerning such potential acquisitions or arrangements, with the exception of the MCI Transaction, to date no agreements have been reached with regard to any particular acquisition. Any such acquisitions or strategic arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required.

Management anticipates that the Company's cash resources following the Offering will be insufficient to fund the Company's continuing negative cash flow and the capital expenditures required to complete the Company's planned networks. Furthermore, without an infusion of additional cash following the Offering, the Company will exhaust its cash resources during 1997. To meet its additional remaining capital requirements and to successfully implement its growth strategy, ACSI will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which would require the consent of the Company's debtholders. Furthermore, before incurring additional indebtedness, the Company may be required to seek additional equity financing to maintain balance sheet and liquidity ratios required under certain of its debt instruments and, as a result of the registration rights of certain of the Company's security holders, the Company's ability to raise capital through a public offering of equity securities may be limited. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy, in which event the Company will be forced to curtail its planned network expansion and may be unable to fund its ongoing operations.

Preferred Stock-In October 1994, the Company completed the private placement of 186,664 shares of its 9% Series A Convertible Preferred Stock, par value $1.00 per share (which was later exchanged for Series A-1 Preferred Stock that will convert into 7,466,560 shares of Common Stock simultaneous with the completion of the Offering) with accompanying warrants to purchase an aggregate of 2,674,506 shares of Common Stock, for an aggregate consideration of $16.8 million (before deduction of estimated offering expenses), including the conversion of $4.3 million of outstanding debt. Of the warrants sold in October 1994, warrants to acquire 1,491,222 shares of Common Stock were exercised by a principal stockholder for an aggregate exercise price of approximately $100,000.

In June 1995, the Company completed a private placement of 227,500 shares of its Series B Preferred Stock with accompanying warrants to purchase an aggregate of 1,584,303 shares of Common Stock, for an aggregate consideration of $22.8 million. In addition, in November 1995, the Company completed a private placement of 50,000 shares of its Series B Preferred Stock together with the exercise of accompanying warrants to purchase 214,286 shares of Common Stock to a principal stockholder for an aggregate consideration of $4.7 million. The Series B Preferred Stock will convert into an aggregate of 9,910,704 shares of Common Stock simultaneous with the completion of the Offering.

Under the terms of the Preferred Stock, the Company is required to accrue quarterly dividends at an annual rate of 9% of the face value of the Preferred Stock outstanding. Such accrued dividends will be payable cumulatively beginning January 1, 1998, or earlier upon conversion into Common Stock, subject to certain covenants contained in the Indentures. The Preferred Stock will convert into an aggregate of 17,377,264 shares of Common Stock upon completion of the Offering, at which time the Company will pay accrued dividends on the Preferred Stock of approximately $8.0 million.

AT&T Credit Facility. In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million in financing for the development and construction of fiber optic local networks by five of the Company's subsidiaries. In connection with each loan made under the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the capital stock of the funded subsidiary, and ACSI pledged the other shares and the assets of the subsidiary to AT&T Credit Corporation as security for the loan. During fiscal 1995, the Company's subsidiaries in Louisville, Fort Worth, Greenville and Columbia entered into loan agreements under the AT&T Credit Facility providing for AT&T Credit Corporation funding of up to $19.8 million in the aggregate, and, in September 1995, the Company's subsidiary in El Paso entered into a loan agreement under the AT&T Credit Facility providing for up to $5.5 million of AT&T Credit Corporation funding. As of December 31, 1996, an aggregate of $30.2 million had been borrowed under these agreements. Principal amounts payable on the AT&T Credit Facility during 1997 are approximately $872,000.

Effects of New Accounting Standards

In March 1995, the Financial Accounting Standards Board (FASB) issued SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to Be Disposed Of, which requires the Company to review for the impairment of long-lived assets and certain identifiable intangibles to be held and used by the Company whenever events or changes in circumstances indicate that the carrying amount of any asset may not be recoverable. Adoption of SFAS No. 121 did not have a material impact on the Company's Consolidated Financial Statements in the fiscal period ended December 31, 1996.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which establishes a fair value-based method for financial accounting and reporting stock-based employee compensation plans. However, the new standard allows compensation to continue to be measured by using the intrinsic value-based method accounting prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, but requires expanded disclosures. SFAS No. 123 is effective for fiscal years that begin after December 15, 1995. The Company has elected to continue to apply the intrinsic value-based method of accounting for stock options.

Forward Looking Statements

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business," including statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, regulatory reform and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

Item 7.  Financial Statements

The response to this Item is submitted as a separate section of this report commencing on Page F-1.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.

                                    Part III

         The information required by Item 9 - Directors, Executive Officers, Promotors and Control Persons; Compliance with Section 16(a) of the Exchange Act; Item 10 - Executive Compensation; Item 11 - Security Ownership of Certain Beneficial Owners and Management; and Item 12 - Certain Relationships and Related Transactions is incorporated into Part III of this Annual Report on Form 10-KSB by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders tentatively scheduled to be held on May 14, 1997.

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................    F-2
Consolidated Balance Sheets as of June 30, 1995 and 1996 and December 31, 1996........    F-3
Consolidated Statements of Operations for the Years Ended June 30, 1995 and 1996 and
  for the Six Months Ended December 31, 1996..........................................    F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended June 30,
  1995 and 1996 and for the Six Months Ended December 31, 1996........................    F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 1995 and 1996 and
  for the Six Months Ended December 31, 1996..........................................    F-6
Notes to Consolidated Financial Statements............................................    F-7

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
American Communications Services, Inc.:

We have audited the accompanying consolidated balance sheets of American Communications Services, Inc. and subsidiaries as of June 30, 1995 and 1996 and December 31, 1996, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1995 and 1996 and the six months ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Communications Services, Inc. and subsidiaries as of June 30, 1995 and 1996 and December 31, 1996, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1996 and for the six months ended December 31, 1996 in conformity with generally accepted accounting principles.







                                          /s/ KPMG PEAT MARWICK LLP

                                          KPMG Peat Marwick LLP

Washington, D.C.
February 14, 1997

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                          CONSOLIDATED BALANCE SHEETS
                  JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996

                                                                            JUNE 30,       JUNE 30,     DECEMBER 31,
                                                                              1995           1996           1996
                                                                          ------------   ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents (note 1)....................................  $ 20,350,791   $134,115,981   $ 78,618,544
  Restricted cash (note 1)..............................................       752,000      2,342,152      2,342,152
  Trade accounts receivable, net of allowance for doubtful accounts of
    $8,600, $189,500, and $432,400 at June 30, 1995, June 30, 1996 and
    December 31, 1996, respectively.....................................       350,436        735,260      2,429,077
  Other current assets..................................................        92,325      1,003,465      1,202,711
                                                                          ------------    -----------    -----------
Total current assets....................................................    21,545,552    138,196,858     84,592,484
Networks, equipment and furniture, gross (note 2).......................    15,897,562     80,147,964    144,403,123
  Less: accumulated depreciation and amortization.......................      (330,272)    (3,408,698)    (8,320,372)
                                                                          ------------    -----------    -----------
                                                                            15,567,290     76,739,266    136,082,751
Deferred financing fees, net of accumulated amortization of $64,458,
  $732,775 and $1,070,670, at June 30, 1995, June 30, 1996 and December
  31, 1996, respectively................................................       292,113      8,334,183      8,380,283
Other assets............................................................       222,010        329,584        982,649
                                                                          ------------    -----------    -----------
Total assets............................................................  $ 37,626,965   $223,599,891   $230,038,167
                                                                          ============    ===========    ===========
LIABILITIES, REDEEMABLE STOCK, OPTIONS AND WARRANTS, MINORITY INTEREST
  AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable -- current portion (note 4).............................  $    146,083   $    252,809   $    872,031
  Accounts payable......................................................     3,843,167     21,317,346     33,587,407
  Accrued financing fees................................................     1,542,255             --             --
  Accrued employee costs................................................       836,509        774,262      2,057,187
  Other accrued liabilities.............................................     1,269,484        886,692      2,074,945
                                                                          ------------    -----------    -----------
Total current liabilities...............................................     7,637,498     23,231,109     38,591,570
Long term liabilities:
  Notes payable, less current portion (notes 4 and 6)...................     3,652,085    184,129,361    209,538,226
  Dividends payable (note 3)............................................     1,070,985      4,942,313      6,945,943
                                                                          ------------    -----------    -----------
Total liabilities.......................................................    12,360,568    212,302,783    255,075,739
                                                                          ------------    -----------    -----------
Redeemable stock, options and warrants (notes 6, 9 and 11)..............     2,930,778      2,155,025      2,000,000
                                                                          ------------    -----------    -----------
Minority interest (note 4)..............................................       194,402        160,270             --
                                                                          ------------    -----------    -----------
Stockholders' equity (deficit) (notes 3, 4, 5 and 6):
  Preferred stock, $1.00 par value, 186,664 shares designated as 9%
    Series A-1 Convertible Preferred Stock authorized, issued and outstanding at June 30, 1995, June 30, 1996 and December 31, 1996,
    respectively, convertible into 7,466,560 shares of common stock
    (notes 3 and 4).....................................................       186,664        186,664        186,664
  Preferred stock, $1.00 par value, 277,500 shares authorized and designated as 9% Series B Convertible Preferred Stock; 227,500,
    277,500 and 277,500 shares issued and outstanding at June 30, 1995,
    June 30, 1996 and December 31, 1996, respectively, convertible into
    9,910,718 shares of common stock (notes 3 and 5)....................       227,500        277,500        277,500
  Common stock, $.01 par value, 75,000,000 shares authorized, 5,744,782,
    6,645,691 and 6,784,996 shares issued and outstanding at
    June 30, 1995, June 30, 1996 and December 31, 1996, respectively
    (note 5)............................................................        56,827         65,837         67,850
  Additional paid-in capital............................................    42,411,448     55,975,078     54,870,194
  Accumulated deficit...................................................   (20,741,222)   (47,523,266)   (82,439,780)
                                                                          ------------    -----------    -----------
Total stockholders' equity (deficit)....................................    22,141,217      8,981,813    (27,037,572)
                                                                          ------------    -----------    -----------
Commitments and contingencies (notes 1, 4, 6, 7, 8, and 9)
Total liabilities, redeemable stock, options and warrants, minority
  interest and stockholders' equity (deficit)...........................  $ 37,626,965   $223,599,891   $230,038,167
                                                                          ============    ===========    ===========

          See accompanying notes to consolidated financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEAR ENDED          FOR THE SIX
                                                   -----------------------------   MONTHS ENDED
                                                     JUNE 30,        JUNE 30,      DECEMBER 31,
                                                       1995            1996            1996
                                                   -------------   -------------   -------------
Revenues (note 1)................................  $     388,887   $   3,415,137   $   6,990,452
                                                    ------------    ------------    ------------
Operating expenses:
  Network development and operations.............      3,282,183       5,264,570       8,703,057
  Selling, general and administrative............      4,597,615      13,463,775      20,269,991
  Noncash stock compensation (note 6)............      6,419,412       2,735,845         549,645
  Depreciation and amortization..................        497,811       3,078,426       4,911,674
                                                    ------------    ------------    ------------
Total operating expenses.........................     14,797,021      24,542,616      34,434,367
Non-operating income (expenses):
  Interest and other income......................        217,525       4,409,733       2,757,461
  Interest and other expense (note 4)............       (170,095)    (10,476,904)    (10,390,330)
  Debt conversion expense (note 4)...............       (385,000)             --              --
                                                    ------------    ------------    ------------
Loss before minority interest....................    (14,745,704)    (27,194,650)    (35,076,784)
Minority interest................................         48,055         412,606         160,270
                                                    ------------    ------------    ------------
Net loss.........................................    (14,697,649)    (26,782,044)    (34,916,514)
Preferred stock dividends and accretion (note
  3).............................................     (1,070,985)     (3,871,328)     (2,003,630)
                                                    ------------    ------------    ------------
Net loss to common stockholders..................  $ (15,768,634)  $ (30,653,372)  $ (36,920,144)
                                                    ============    ============    ============
Net loss per common share........................  $       (3.30)  $       (4.96)  $       (5.48)
                                                    ============    ============    ============
Average number of common shares outstanding......      4,771,689       6,185,459       6,733,759
                                                    ============    ============    ============

          See accompanying notes to consolidated financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 1995 AND 1996 AND THE SIX MONTHS ENDED DECEMBER 31,
                                      1996

                                                       PREFERRED STOCK
                                                     --------------------
                                                     SHARES     AMOUNT
                                                     ------   -----------
Balances at June 30, 1994..........................   1,700   $ 1,700,000
  Preferred Stock exchange (note 12)...............  (1,700)   (1,700,000)
  Set par value for common stock (note 5)..........      --            --
  Acquisition of Piedmont Teleport, Inc. (note
    13)............................................      --            --
  Write-off of note receivable for common stock....      --            --
  Series A Preferred private placement, net of
    related costs (note 3).........................      --            --
  Series B Preferred private placement, net of
    related costs (note 3).........................      --            --
  Issuance of put right obligations (notes 6
    and 9).........................................      --            --
  Cancellation of put right obligation (note 9)....      --            --
  Warrant and stock option exercises and stock
    grant (note 6).................................      --            --
  Establish limitation on common stock put right
    obligation (note 6)............................      --            --
  Series A Preferred Stock dividends accrued
    (note 3).......................................      --            --
  Net loss.........................................      --            --
                                                     ------   -----------
Balances at June 30, 1995..........................      --   $        --
  Issuance of Series B-4 Preferred Stock
    (note 3).......................................      --            --
  Issuance of detachable warrants (notes 4 and
    6).............................................      --            --
  Warrants and stock options exercised (note 6)....      --            --
  Series A and B Preferred Stock dividends accrued
    (note 3).......................................      --            --
  Cancellation of and adjustments to put right
    obligations (note 6)...........................      --            --
  Stock compensation expense.......................      --            --
  Net loss.........................................      --            --
                                                     ------   -----------
Balances at June 30, 1996..........................      --   $        --
  Warrants and stock options exercised (note 6)....      --            --
  Series A and B Preferred Stock dividends accrued
    (note 3).......................................      --            --
  Accretion of consulting agreement credit to
    exercise price of warrants (note 9)............      --            --
  Cancellation of and adjustments to put right
    obligations (note 6)...........................      --            --
  Stock compensation expense.......................      --            --
  Net loss.........................................      --            --
                                                     ------   -----------
Balances at December 31, 1996......................      --   $        --
                                                     ======   ===========


                                                         SERIES A-1             SERIES B
                                                       PREFERRED STOCK      PREFERRED STOCK        COMMON STOCK
                                                     -------------------   ------------------   -------------------
                                                      SHARES     AMOUNT    SHARES     AMOUNT     SHARES     AMOUNT
                                                     ---------  --------   -------   --------   ---------   -------
Balances at June 30, 1994..........................         --  $     --        --   $     --   2,755,005   $    --
  Preferred Stock exchange (note 12)...............         --        --        --         --     548,387        --
  Set par value for common stock (note 5)..........         --        --        --         --          --    33,033
  Acquisition of Piedmont Teleport, Inc. (note
    13)............................................         --        --        --         --      62,000        --
  Write-off of note receivable for common stock....         --        --        --         --          --        --
  Series A Preferred private placement, net of
    related costs (note 3).........................    186,664   186,664        --         --          --        --
  Series B Preferred private placement, net of
    related costs (note 3).........................         --        --   227,500    227,500          --        --
  Issuance of put right obligations (notes 6
    and 9).........................................         --        --        --         --          --        --
  Cancellation of put right obligation (note 9)....         --        --        --         --          --        --
  Warrant and stock option exercises and stock
    grant (note 6).................................         --        --        --         --   2,379,390    23,794
  Establish limitation on common stock put right
    obligation (note 6)............................         --        --        --         --          --        --
  Series A Preferred Stock dividends accrued
    (note 3).......................................         --        --        --         --          --        --
  Net loss.........................................         --        --        --         --          --        --
                                                     ---------  --------   -------   --------   ---------   -------
Balances at June 30, 1995..........................    186,664  $186,664   227,500   $227,500   5,744,782   $56,827
  Issuance of Series B-4 Preferred Stock
    (note 3).......................................         --        --    50,000     50,000          --        --
  Issuance of detachable warrants (notes 4 and
    6).............................................         --        --        --         --          --        --
  Warrants and stock options exercised (note 6)....         --        --        --         --     900,909     9,010
  Series A and B Preferred Stock dividends accrued
    (note 3).......................................         --        --        --         --          --        --
  Cancellation of and adjustments to put right
    obligations (note 6)...........................         --        --        --         --          --        --
  Stock compensation expense.......................         --        --        --         --          --        --
  Net loss.........................................         --        --        --         --          --        --
                                                     ---------  --------   -------   --------   ---------   -------
Balances at June 30, 1996..........................    186,664  $186,664   277,500   $277,500   6,645,691   $65,837
  Warrants and stock options exercised (note 6)....         --        --        --         --     139,305     1,393
  Series A and B Preferred Stock dividends accrued
    (note 3).......................................         --        --        --         --          --        --
  Accretion of consulting agreement credit to
    exercise price of warrants (note 9)............         --        --        --                     --        --
  Cancellation of and adjustments to put right
    obligations (note 6)...........................         --        --        --         --          --       620
  Stock compensation expense.......................         --        --        --         --          --        --
  Net loss.........................................         --        --        --         --          --        --
                                                     ---------  --------   -------   --------   ---------   -------
Balances at December 31, 1996......................    186,664  $186,664   277,500   $277,500   6,784,996   $67,850
                                                      ========  =========  ========  =========  =========   ========

                                                                  NOTES
                                                                RECEIVABLE                     TOTAL
                                                   ADDITIONAL   ON SALE OF                 STOCKHOLDERS'
                                                     PAID-IN      COMMON    ACCUMULATED       EQUITY
                                                     CAPITAL      STOCK       DEFICIT        (DEFICIT)
                                                   -----------  ----------  ------------   -------------
Balances at June 30, 1994..........................$ 1,080,566   $ (2,750)  $ (6,043,573)  $ (3,265,757)
  Preferred Stock exchange (note 12)...............  1,700,000         --             --             --
  Set par value for common stock (note 5)..........    (33,033)        --             --             --
  Acquisition of Piedmont Teleport, Inc. (note
    13)............................................         --         --             --             --
  Write-off of note receivable for common stock....     (2,750)     2,750             --             --
  Series A Preferred private placement, net of
    related costs (note 3)......................... 15,009,461         --             --     15,196,125
  Series B Preferred private placement, net of
    related costs (note 3)......................... 20,434,000         --             --     20,661,500
  Issuance of put right obligations (notes 6
    and 9).........................................    (53,303)        --             --        (53,303)
  Cancellation of put right obligation (note 9)....    487,500         --             --        487,500
  Warrant and stock option exercises and stock
    grant (note 6).................................    349,030         --             --        372,824
  Establish limitation on common stock put right
    obligation (note 6)............................  4,510,962         --             --      4,510,962
  Series A Preferred Stock dividends accrued
    (note 3)....................................... (1,070,985)        --             --     (1,070,985)
  Net loss.........................................         --         --    (14,697,649)   (14,697,649)
                                                   -----------  ----------  ------------   -------------
Balances at June 30, 1995..........................$42,411,448   $     --   $(20,741,222)  $ 22,141,217
  Issuance of Series B-4 Preferred Stock
    (note 3).......................................  4,950,000         --             --      5,000,000
  Issuance of detachable warrants (notes 4 and
    6).............................................  8,684,000         --             --      8,684,000
  Warrants and stock options exercised (note 6)....    289,360         --             --        298,370
  Series A and B Preferred Stock dividends accrued
    (note 3)....................................... (3,871,328)        --             --     (3,871,328)
  Cancellation of and adjustments to put right
    obligations (note 6)...........................    775,753         --             --        775,753
  Stock compensation expense.......................  2,735,845         --             --      2,735,845
  Net loss.........................................         --         --    (26,782,044)   (26,782,044)
                                                   -----------  ----------  ------------   -------------
Balances at June 30, 1996..........................$55,975,078   $     --   $(47,523,266)  $  8,981,813
  Warrants and stock options exercised (note 6)....    175,945         --             --        177,338
  Series A and B Preferred Stock dividends accrued
    (note 3)....................................... (2,003,630)        --             --     (2,003,630)
  Accretion of consulting agreement credit to
    exercise price of warrants (note 9)............     18,750                                   18,750
  Cancellation of and adjustments to put right
    obligations (note 6)...........................    154,405         --             --        155,025
  Stock compensation expense.......................    549,646         --             --        549,646
  Net loss.........................................         --         --    (34,916,514)   (34,916,514)
                                                   -----------  ----------  ------------   -------------
Balances at December 31, 1996......................$54,870,194   $     --   $(82,439,780)  $(27,037,572)
                                                   ===========  ==========  =============  =============

          See accompanying notes to consolidated financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         FOR THE SIX
                                                                              FOR THE YEARS ENDED           MONTHS
                                                                         -----------------------------      ENDED
                                                                           JUNE 30,        JUNE 30,      DECEMBER 31,
                                                                             1995            1996            1996
                                                                         -------------   -------------   ------------
Cash flows from operating activities:
  Net loss.............................................................  $ (14,697,649)  $ (26,782,044) $(34,916,514)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization......................................        497,811       3,078,426     4,911,674
    Interest deferral and accretion....................................             --      10,447,687    10,041,189
    Amortization of deferred financing fees............................        323,900         668,317       334,671
    Provision for doubtful accounts....................................          8,570         180,940       242,915
    Loss from impairment of assets.....................................             --              --       318,737
    Loss attributed to minority interest...............................        (48,055)       (412,606)     (160,270)
    Noncash compensation, consultants and other expenses...............      6,419,412       2,735,845       549,645
    Accretion of consulting agreement credit to exercise price of
      warrants.........................................................             --              --        18,750
    Noncash debt conversion expense....................................        385,000              --            --
    Changes in operating assets and liabilities:
      Trade accounts receivable........................................       (359,007)       (565,764)   (1,936,732)
      Restricted cash related to operating activities..................        200,000              --            --
      Other current assets.............................................        (92,325)       (911,140)     (199,246)
      Other assets.....................................................        (26,545)       (107,574)     (653,065)
      Accounts payable.................................................      3,170,885      17,474,179    12,270,061
      Accrued financing fees...........................................      1,542,255      (1,542,255)           --
      Accrued employee costs...........................................        719,333         (62,247)    1,282,925
      Other accrued liabilities........................................      1,055,673        (382,792)    1,188,253
                                                                          ------------    ------------   -----------
Net cash (used in) provided by operating activities....................       (900,742)      3,818,972    (6,707,007)
                                                                          ------------    ------------   -----------
Cash flows from investing activities:
  Purchase of net assets of Piedmont Teleport, Inc. ...................        (19,135)             --            --
  Purchase of equipment and furniture..................................       (306,454)     (2,966,987)   (1,827,119)
  Restricted cash related to network activities........................       (752,000)     (1,590,152)           --
  Network development costs............................................    (14,996,303)    (57,889,227)  (62,746,777)
                                                                          ------------    ------------   -----------
Net cash used in investing activities..................................    (16,073,892)    (62,446,366)  (64,573,896)
                                                                          ------------    ------------   -----------
Cash flows from financing activities:
  Issuance of notes payable............................................      3,510,349     166,888,210    16,329,923
  Payment of deferred financing fees...................................       (310,175)     (8,710,387)     (380,771)
  Warrant and stock option exercises...................................        372,824         298,370       177,338
  Issuances of Series A Preferred Stock, net of offering costs and
    conversion of bridge financing.....................................     10,962,046              --            --
  Issuances of Series B Preferred Stock, net of offering costs.........     20,661,500       5,000,000            --
  Issuance of warrants with 2005 Notes.................................             --       8,684,000            --
  Issuance of notes payable -- stockholders............................        250,000              --            --
  Proceeds from sale of minority interest in subsidiaries..............        242,457         378,474            --
  Payment of equipment financing.......................................             --              --      (343,024)
  Payments of notes payable -- stockholders............................       (481,692)       (146,083)           --
  Payments of bridge notes.............................................     (1,000,000)             --            --
  Payments of secured note.............................................        (75,000)             --            --
  Payments of secured convertible notes................................        (77,281)             --            --
                                                                          ------------    ------------   -----------
Net cash provided by financing activities..............................     34,055,028     172,392,584    15,783,466
                                                                          ------------    ------------  ------------
Net (decrease) increase in cash and cash equivalents...................     17,080,394     113,765,190   (55,497,437)
Cash and cash equivalents, beginning of year...........................  $   3,270,397   $  20,350,791  $134,115,981
                                                                          ------------    ------------   -----------
Cash and cash equivalents, end of year.................................  $  20,350,791   $ 134,115,981  $ 78,618,544
                                                                          ============    ============  ============
Supplemental disclosure of cash flow information -- interest paid on
  all debt obligations.................................................  $     219,554   $      29,217  $     14,470
                                                                          ============    ============  ============
Supplemental disclosure of noncash investing and financing activities:
Equipment financing....................................................  $          --   $     343,024            --
                                                                          ============    ============  ============
Dividends declared in connection with Series A Preferred Stock.........  $   1,070,985   $   3,871,328  $  2,003,630
                                                                          ============    ============  ============
Bridge financing, secured convertible notes, and notes payable --
  stockholders converted to equity in connection with private
  placements...........................................................  $   4,080,079   $          --  $        --
                                                                          ============    ============  ============
Cancellation of and adjustments to put right obligations...............  $    (487,500)  $    (775,753) $   (155,025)
                                                                          ============    ============  ============
Write off of note receivable from sale of common stock.................  $       2,750   $          --  $        --
                                                                          ============    ============  ============
Preferred stock exchange...............................................  $   1,700,000   $          --  $        --
                                                                          ============    ============  ============
Purchase of Piedmont Teleport, Inc. for common stock and related put
  right obligation.....................................................  $     192,303   $          --  $        --
                                                                          ============    ============  ============
Negotiation of right-of-way agreement for option discount..............  $     201,000   $          --  $        --
                                                                          ============    ============  ============

          See accompanying notes to consolidated financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996

(1) BASIS OF PRESENTATION AND RELATED MATTERS

  FISCAL YEAR

Effective December 31, 1996, the Company changed its fiscal year from a twelve-month period ending June 30 to a twelve-month period ending December 31. The consolidated statements of operations, stockholders' equity (deficit) and cash flows are presented for the twelve month period ended June 30, 1995, the twelve month period ended June 30, 1996 and the six month period ended December 31, 1996.

The Unaudited Condensed Consolidated Statement of Operations information for the six months ended December 31, 1995 is as follows:

        Revenues......................................................   $    988,877
        Operating expenses............................................      7,966,463
        Non-operating expenses........................................      2,057,410
                                                                         ------------
        Loss before minority interest.................................     (9,034,996)
        Minority interest.............................................        155,861
                                                                         ------------
        Net loss......................................................     (8,879,135)
        Preferred stock dividends and accretion.......................     (1,854,495)
                                                                         ------------
        Net loss to common stockholders...............................    (10,733,630)
                                                                         ------------
        Net loss per common share.....................................          (1.82)
        Average number of common shares outstanding...................      5,900,606
                                                                         ============

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

  BUSINESS AND OPERATING ENVIRONMENT

ACSI constructs and operates digital fiber optic networks and offers local telecommunications services to long distance companies and business and government end users in selected target markets, principally in the southern United States. The Company provides nonswitched dedicated services, including special access, switched transport and private line services. In addition to these dedicated services, the Company is developing and has begun offering high speed data services to business, government and other communications carriers, including Internet service providers. The Company has also begun offering, on a limited basis, enhanced voice messaging services and plans to begin offering local switched voice services in the future. The Company is a competitive local exchange carrier and is referred to as a competitive access provider with respect to provision of dedicated services.

To date, the Company has funded the construction of its networks and its operations with external financing. Prior to November 1995, the primary sources of funds were two Preferred Stock private offerings completed in October 1994 and June 1995 (see note 3), and a credit facility from AT&T

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(1) BASIS OF PRESENTATION AND RELATED MATTERS -- (CONTINUED)
Credit Corporation (see note 4). During the fiscal year ended June 30, 1996, the Company raised additional funds through an additional sale of Preferred Stock (see note 3), two private offerings of Senior Notes, one of which included detachable warrants and further borrowings under the AT&T Credit Corporation Credit Facility (see note 4).

The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities the Company has also deferred payment of most of its interest charges. The Company's continued development, construction, expansion, operation and potential acquisition of local networks, as well as the further development of new services, including local switched voices and high-speed data services, will require substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company's raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, ACSI will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which would require the consent of the Company's debtholders. Before incurring additional indebtedness, the Company may be required to seek additional equity financing to maintain balance sheet and liquidity ratios under certain of its debt instruments. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations and financial condition.

  CASH EQUIVALENTS AND RESTRICTED CASH

Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company's short and long-term debt securities and marketable equity securities are accounted for at market value. The fair market value of short- and long-term investments is determined based on quoted market prices for those investments. The Company's marketable securities have been classified as available for sale and are recorded at current market value with an offsetting adjustment to stockholders' equity (deficit).

The Company's investments consist of commercial paper, U.S. Government Securities and money market instruments, all with original maturities of 90 days or less. The fair market value of such securities approximates amortized cost. At June 30, 1995 and 1996 and December 31, 1996, cash equivalents consists of government securities and overnight investments.

The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction of cash amounting to $752,000, $2,342,000 and $2,342,000 at June 30, 1995, June 30, 1996
and December 31, 1996, respectively. The face amount of all bonds and letters of credits was approximately $6,200,000 as of December 31, 1996.

  NETWORKS, EQUIPMENT AND FURNITURE

Networks, equipment and furniture are stated at cost less accumulated depreciation and amortization. Costs capitalized during the network development stage include expenses associated with network engineering, design and construction, negotiation of rights-of-way, obtaining legal and regulatory authorizations and the amount of interest costs associated with the network development.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(1) BASIS OF PRESENTATION AND RELATED MATTERS -- (CONTINUED)
Provision for depreciation of networks, equipment and furniture is computed using the straight-line method over the estimated useful lives of the assets beginning in the month a network is substantially complete and available for use and equipment and furniture are acquired.

     The estimated useful lives of the Company's principal classes of assets are as follows:

        Networks:
          Fiber optic cables and installation costs...................   20 years
          Telecommunications equipment................................   3-7 years
          Interconnection and collocation costs.......................   3-10 years
        Leasehold improvements........................................   Life of lease
        Furniture and fixtures........................................   5 years
        Capitalized network development costs.........................   3-20 years

The Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" on January 1, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

  DEFERRED FINANCING FEES

Deferred financing fees include commitment fees and other costs related to certain debt financing transactions and are being amortized using the effective interest method over the initial term of the related debt.

  REVENUE RECOGNITION

Revenue is recognized as services are provided. Billings to customers for services in advance of providing such services are deferred and recognized as revenue when earned. The Company also enters into managed services agreements with certain customers. Under such agreements the Company provides use of Company owned equipment, collocation and network access services. Revenue is recognized on a monthly basis as these services are provided to the customer.

  EARNINGS (LOSS) PER COMMON SHARE

The computation of earnings (loss) per common share is based upon the weighted average number of common shares outstanding. The effect of including common stock options and warrants as common stock equivalents would be anti-dilutive and is excluded from the calculation of loss per common share.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(1) BASIS OF PRESENTATION AND RELATED MATTERS -- (CONTINUED)
  INCOME TAXES

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

  RECLASSIFICATIONS

Certain reclassifications have been made to the June 30, 1995 and 1996 consolidated financial statements to conform to the December 31, 1996 presentation. Such reclassifications had no effect on net loss or total stockholders' equity (deficit).

  STOCK OPTION PLAN

Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosure for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

  USE OF ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

  CONCENTRATION OF CREDIT RISK

The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that service the Company's markets. For the years ended June 30, 1995 and June 30, 1996 and the six months ended December 31, 1996 approximately 85%, 60% and 40% of the Company's revenues were attributable to services provided to three, four and four of the largest long distance telecommunications companies, respectively. The loss of any one of these customers could have an adverse material impact on the Company's revenues.

The Company provides managed services to certain Internet service providers. Such companies operate in a highly competitive and uncertain environment. Approximately 19% of the Company's

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(1) BASIS OF PRESENTATION AND RELATED MATTERS -- (CONTINUED) revenues for the six months ended December 31, 1996 were attributed to these companies. At December 31, 1996, the Company had trade accounts receivable of $923,000 from Internet service providers. The Company also has approximately $4.5 million in equipment dedicated to providing service to these companies. The Company believes that, if necessary, this equipment could be redeployed throughout the Company's data network.

(2) NETWORKS, EQUIPMENT AND FURNITURE

Networks, equipment and furniture consists of the following:

                                                  JUNE 30,       JUNE 30,      DECEMBER 31,
                                                    1995           1996            1996
                                                 -----------    -----------    ------------
    Networks and telecommunications
      equipment...............................   $15,570,450    $76,853,865    $139,129,495
    Furniture and fixtures....................       188,534      1,982,910       3,334,147
    Computer software.........................        56,485        948,848       1,558,384
    Leasehold improvements....................        82,093        362,341         381,097
                                                 -----------    -----------    ------------
                                                  15,897,562     80,147,964     144,403,123
    Less -- accumulated depreciation and
      amortization............................       330,272      3,408,698       8,320,372
                                                 -----------    -----------    ------------
    Total, net of accumulated depreciation and
      amortization............................   $15,567,290    $76,739,266    $136,082,751
                                                 ============   ============   =============

For the years ended June 30, 1995 and 1996, the Company capitalized interest of approximately $536,000 and $3,051,000, respectively. For the six months ended December 31, 1996, the Company capitalized interest of approximately $2,268,000.

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

In June 1995, the Company completed a private placement of its 9% Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred"), 9% Series B-2 Convertible Preferred Stock (the "Series B-2 Preferred") and 9% Series B-3 Convertible Preferred Stock (the "Series B-3 Preferred"), each having a par value of $1.00 per share. There were 227,500 shares issued for cash at $100 per share with proceeds of $20,661,500, net of placement agent commissions and related placement fees and costs. In November 1995, 50,000 shares of 9% Series B-4 Convertible Preferred Stock (the "Series B-4 Preferred") were issued for cash of $100 per share resulting in proceeds of $5,000,000. The Series B-1 Preferred, the Series B-2 Preferred, the Series B-3 Preferred and the Series B-4 Preferred

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(3) PRIVATE PLACEMENTS -- (CONTINUED)
are hereafter collectively referred to as the "Series B Preferred Stock." The Series A-1 Preferred Stock and the Series B Preferred Stock are hereafter collectively referred to as the "Preferred Stock." Further, as discussed in note 6 to the consolidated financial statements, certain parties obtained warrants to purchase shares of the Company's common stock.

The Company's Preferred Stock and common stock vote as a single class (except with respect to the election of directors and certain other transactions and matters) with the common stock entitled to one vote per share and the Preferred Stock entitled to one vote for each share of common stock into which it is convertible. At December 31, 1996, the outstanding Series A-1 Preferred Stock was convertible into 7,466,560 shares of common stock and the outstanding Series B Preferred Stock was convertible into 9,910,704 shares of common stock.

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

In connection with its Series A-1 and Series B Preferred Stock, the Company has recorded approximately $1,071,000, $4,942,000 and $6,946,000 as of June 30,
1995, June 30, 1996 and December 31, 1996, respectively, as a reduction in additional paid-in capital, for the payment of anticipated dividends. The Company's certificate of incorporation requires the Company to accrue dividends, on a quarterly basis, at an annual rate of 9% of the face value of the Series A-1 and B Preferred Stock.

Although the Board of Directors of the Company has not taken any formal action as of December 31, 1996, as a condition of the aforementioned provisions of the certificate of incorporation, the dividends have been deemed declared and properly reflected in the accompanying consolidated financial statements. Pursuant to the Company's certificate of incorporation, dividends accrued shall be paid cumulatively, beginning January 1, 1998, or earlier upon conversion. Upon a voluntary conversion on or before December 31, 1997, the Company shall, in lieu of accrued and unpaid dividends, issue promissory notes to the holders of the Preferred Stock. The Company expects to issue promissory notes to the holders on January 1, 1998 for dividends accrued, if conversion has not occurred, subject to restrictions included in the Senior Discount Note Indentures. Conversion may occur at any time at the holder's option or automatically, upon a certain qualifying issuance of common stock. As of December 31, 1996, no conversions had occurred.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(4) DEBT

Long-term debt consists of the following:

                                                  JUNE 30,        JUNE 30,      DECEMBER 31,
                                                    1995            1996            1996
                                                ------------    ------------    ------------
    Notes payable-stockholders at 10-15%,
      maturing September 15, 1995............    $  146,083               --              --
    AT&T Credit Corporation equipment and
      working capital financing facility.....     3,652,085     $ 14,971,122    $ 30,183,264
    2006 Senior Discount notes, interest at
      12 3/4%, maturing April 1, 2006........            --       66,635,887      70,824,922
    2005 Senior Discount notes, interest at
      13% maturing November 1, 2005..........            --      102,432,137     109,402,071
    Secured equipment note payable, interest
      of 9.98%, payable in 36 equal monthly
      installments of $2,766, including
      interest commencing March 1, 1996......            --          343,024              --
                                                ------------    ------------    ------------
    Total long-term debt.....................     3,798,168      184,382,170     210,410,257
    Less current portion.....................       146,083          252,809         872,031
                                                ------------    ------------    ------------
                                                 $3,652,085     $184,129,361    $209,538,226
                                                ===========     =============   =============

Principal payments for each of the years from 1997 to 2001 and thereafter, are due as follows at December 31, 1996:

        YEAR ENDING DECEMBER 31,
        ------------------------
             1997....................................................   $     872,031
             1998....................................................       1,190,150
             1999....................................................       2,124,721
             2000....................................................       3,250,483
             2001....................................................       4,618,260
             Thereafter..............................................     198,354,612
                                                                        -------------
                                                                        $ 210,410,257
                                                                        =============

  NOTES PAYABLE -- STOCKHOLDERS

At June 30, 1995, the Company had a total of $146,083 in notes payable to stockholders which matured and were repaid on September 14, 1995.

  AT&T CREDIT CORPORATION EQUIPMENT AND WORKING CAPITAL FINANCING FACILITY

In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide financing for the development and construction of fiber optic networks by certain of the Company's subsidiaries. In accordance with the terms of the facility, the Company is obligated to use at least 10% of the borrowed funds for purchases of equipment manufactured by AT&T or its affiliates. Pursuant to the AT&T Credit Facility, during fiscal 1995 the Company's subsidiaries in Louisville, Fort Worth, Greenville and Columbia entered into loan agreements with AT&T Credit Corporation providing for up to $19.8 million in loans collateralized by the assets of such subsidiaries. As of June 30, 1995, an aggregate of approximately $3.7 million had been borrowed under these agreements. Subsequent to June 30, 1995, the Company's

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(4) DEBT -- (CONTINUED)
subsidiary in E1 Paso entered into a separate loan agreement with AT&T Credit Corporation pursuant to the AT&T Credit Facility providing for up to an aggregate of approximately $5.5 million in loans collateralized by its assets. During the fiscal year ended June 30, 1996, the existing loan agreements were amended to increase the aggregate credit available under such agreements to $31.2 million. As of June 30, 1996 and December 31, 1996, outstanding borrowings under the AT&T Credit Facility totaled approximately $15 million and $30 million, respectively, including accrued interest of approximately $1.4 million and $2.7 million, respectively. Interest rates currently applicable to the loans range from 11.93% to 14.47%.

The loans under the AT&T Credit Facility are collateralized by all of the assets of the respective borrowing subsidiary, including its installed fiber optic system and other equipment. The principal is payable in 28 consecutive quarterly installments, beginning with the ninth quarter after the date of the loan. The principal may be prepaid in certain circumstances, and must be prepaid along with a premium in other circumstances. Interest is due quarterly. At the borrowing subsidiary's option, the interest rate may be fixed or variable. The borrowing subsidiary has a one-time option to convert all variable rate loans to fixed rate loans. Upon certain events of default, additional interest ranging from 2% to 4% will become payable. Interest may generally be deferred so long as it would not cause the outstanding principal balance to exceed the commitment amounts for Capital Loans and for Equipment Loans (as defined in the loan documents). To date, the Company has elected to defer all interest due under the loans. In addition, the AT&T Credit Facility includes covenants, some of which impose certain restrictions on the Company and its restricted subsidiaries including restrictions on the declaration or payment of dividends, the conduct of certain activities, certain capital expenditures, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and extraordinary corporate transactions. The AT&T Credit Facility imposes restrictions on the ability of those subsidiaries of ACSI that incur indebtedness thereunder to transfer funds to ACSI in the form of dividends or other distributions. The AT&T Credit Facility also imposes restrictions on the ability of such subsidiaries to raise capital by incurring additional indebtedness. These restrictions could limit ACSI's ability to meet its obligations with respect to the 2005 and 2006 Senior Discount Notes.

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

  2005 SENIOR DISCOUNT NOTES AND 2006 SENIOR DISCOUNT NOTES

On November 14, 1995, the Company completed an offering of 190,000 Units (the "Units") consisting of $190,000,000 principal amount of 13% Senior Discount Notes due 2005 (the "2005 Notes") and warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share (the "Warrants"). The 2005 Notes will accrete at a rate of 13% compounded semi-annually to an aggregate principal amount of $190,000,000 by November 1, 2000. Thereafter, interest on the 2005 Notes will accrue at the annual rate of 13% and will be payable in cash semi-annually. The Company received net proceeds of approximately $96,105,000 from the sale of the Units. The value ascribed to the Warrants was $8,684,000.

On March 21, 1996, the Company completed an offering of $120,000,000 of 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") resulting in net proceeds of approximately $61,800,000. The

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(4) DEBT -- (CONTINUED)
2006 Notes will accrete at a rate of 12 3/4% compounded semi-annually, to an aggregate principal amount of $120,000,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12 3/4% and will be payable in cash semi-annually on April 1 and October 1, commencing on October 1, 2001. The 2006 Notes will mature on April 1, 2006.

The 2005 Notes and 2006 Notes (collectively the "Notes") are general, unsubordinated and unsecured obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Notes and do not guarantee the notes. Therefore, the Notes are effectively subordinated to all liabilities of ACSI's subsidiaries, including trade payables. Any rights of the Company and its creditors, including the holders of the Notes, to participate in the assets of any of the Company's subsidiaries upon any liquidation or reorganization of any such subsidiaries will be subject to the prior claims of that subsidiary's creditors.

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

(5) STOCKHOLDERS' EQUITY (DEFICIT)

  COMMON STOCK

In fiscal 1995, the Company established a par value of $.01 for its issued and outstanding common stock.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(5) STOCKHOLDERS' EQUITY -- (CONTINUED)
  PREFERRED STOCK

Pursuant to the Series B Preferred Stock offerings, as described in note 3, four classes of Series B Preferred Stock have been designated and issued. The composition of the Series B Preferred Stock at December 31, 1996 is as follows:

        Preferred Stock, $1.00 par value, 100,000 shares designated as 9%
          Series B-1 Convertible Preferred Stock authorized, issued and
          outstanding....................................................   $100,000
        Preferred Stock, $1.00 par value, 102,500 shares designated as 9%
          Series B-2 Convertible Preferred Stock authorized, issued and
          outstanding....................................................    102,500
        Preferred Stock, $1.00 par value, 25,000 shares designated as 9%
          Series B-3 Convertible Preferred Stock authorized, issued and
          outstanding....................................................     25,000
        Preferred Stock, $1.00 par value, 50,000 shares designated as 9%
          Series B-4 Convertible Preferred Stock authorized, issued and
          outstanding....................................................     50,000
                                                                            --------
        Total............................................................   $277,500
                                                                            =========

(6) STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The Company has a stock option plan which provides for the granting of options to officers, employees, directors and consultants of the Company to purchase shares of its common stock within prescribed periods.

In 1994, the Company entered into employment agreements with five executive officers. Pursuant to the agreements, as amended, such officers have been granted options to purchase an aggregate of 4,149,834 shares of common stock of the Company at exercise prices ranging from $.875 to $3.40 per share. The options vest at various dates as specified in the employment agreements with 4,069,834 of the options vesting on specific dates ranging from November 1, 1993 to November 4, 2001, and 80,000 of such options which vested upon the occurrence of certain specified performance milestones. When the employment of these individuals with the Company terminates, these individuals have the right to sell certain of their shares to the Company (the put right) for a price equal to fair market value. On June 26, 1995, the employment agreements were amended to limit the purchase price paid by the Company pursuant to the put right to a maximum of $2,500,000, which amount is subject to further reductions based on the employees' sales of stock. During the year ended June 30, 1996, the limit was further reduced to $2,000,000.

The Company has also issued 500,000 options to a supplier to purchase stock at 90% of the fair value at the date of exercise. Such options give the supplier the right to sell the stock acquired back to the Company at fair value under certain circumstances. None of the options have been exercised to date and they expire in December, 1997.

The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock option plans based on the intrinsic value of the option at the date of grant. The compensation cost that has been charged against income was approximately $6.4 million, $2.7 million and $550,000 for the years ended June 30, 1995 and June 30, 1996 and for the six months ended December 31, 1996, respectively. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123 for all options granted after June 30, 1995, and the intrinsic

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(6) STOCK OPTIONS AND STOCK PURCHASE WARRANTS -- (CONTINUED) value for all options granted prior to July 1, 1995, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                                                     YEAR ENDED      SIX MONTHS ENDED
                                                                    JUNE 30, 1996    DECEMBER 31, 1996
                                                                    -------------    -----------------
    Net loss.....................................   As reported:    $ (26,782,044)     $ (34,916,514)
                                                    Pro forma:        (27,533,636)       (36,828,677)
    Loss per common share........................   As reported:            (4.96)             (5.48)
                                                    Pro forma:              (5.08)             (5.77)

Pro forma net loss reflects compensation cost under SFAS No. 123 only for options granted for the year ended June 30, 1996 and for the six months ended December 31, 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period and compensation cost under SFAS No. 123 for options granted prior to July 1, 1995 is not considered.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 1996 and the six months ended December 31, 1996, respectively: dividend yield of 0% for both periods; expected volatility of 50% and 50%, risk-free interest rates of 5.97% and 6.4% and expected lives of 4.74 and 4.37 years.

A summary of the status of the Company's stock options as of June 30, 1995, June 30, 1996 and December 31, 1996 and changes during the period ending on those dates is presented below:

                                                       YEARS ENDED                                SIX MONTHS ENDED
                                 --------------------------------------------------------    --------------------------
                                       JUNE 30, 1995                 JUNE 30, 1996               DECEMBER 31, 1996
                                 --------------------------    --------------------------    --------------------------
                                 SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE    SHARES    WEIGHTED-AVERAGE
                                 (000)      EXERCISE PRICE     (000)      EXERCISE PRICE     (000)      EXERCISE PRICE
                                 ------    ----------------    ------    ----------------    ------    ----------------
Outstanding at beginning of
  year........................      859         $ 2.22          5,042         $ 1.72          6,095         $ 2.21
Granted.......................    4,283           1.64          1,228           4.30          1,433           9.45
Exercised.....................       --             --           (105)          2.46            (48)          2.02
Forfeited.....................     (100)          2.51            (70)          3.57            (23)          3.54
                                 ------                        ------                        ------
Outstanding at end of year....    5,042           1.72          6,095           2.21          7,457           3.60
Options exercisable at
  year-end....................    2,387                         3,461                         4,140
Weighted-average fair value of
  options granted during the
  year........................   $ 1.16                        $ 3.35                        $ 5.95

The following table summarizes information about fixed stock options at December 31, 1996:

                                OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                          -------------------------------                        -------------------------------
                            NUMBER       WEIGHTED-AVERAGE    WEIGHTED-AVERAGE      NUMBER       WEIGHTED-AVERAGE
           RANGE          OUTSTANDING       REMAINING            EXERCISE        EXERCISABLE      EXERCISABLE
      EXERCISE PRICE      AT 12/31/96    CONTRACTUAL LIFE         PRICE          AT 12/31/96         PRICE
    -------------------   -----------    ----------------    ----------------    -----------    ----------------
    $0.875 to 2.25.....    4,038,777       2.2 years              $ 1.46          3,596,275          $ 1.35
    2.80 to 4.78.......    1,672,974          3.4                   3.31            496,058            3.21
    6.00 to 9.375......    1,662,000          4.7                   8.53             47,500            6.00
    15.00..............       83,334          4.9                  15.00                 --              --
                          -----------    ----------------        -------         -----------         ------
    $0.875 to 15.00....    7,457,085          3.1                   3.60          4,139,833            1.64

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(6) STOCK OPTIONS AND STOCK PURCHASE WARRANTS -- (CONTINUED)
During fiscal years ended June 30, 1995 and 1996, in connection with the Series A-1 and Series B Preferred Stock private placements and related bridge note conversions, warrants for 4,367,078 shares of common stock were issued at prices ranging from $.01 to $3.10. In fiscal 1996, as part of the issuance of the 2005 Notes, detachable warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share were issued. These warrants include certain anti-dilution provisions.

At December 31, 1996, unexercised warrants outstanding are as follows:

                                                             NUMBER      PRICE PER SHARE
                                                            ---------    ----------------
        Series A and Series B Preferred Stock
          placements.....................................   1,474,836     $ 0.01-3.10
        2005 Senior Discount Notes offering..............   2,432,000          7.15
        Other............................................     865,000       0.01-9.68
                                                            ---------     -------------
        Total............................................   4,771,836     $ 0.01-9.68
                                                            =========     =============

The gross proceeds that would be received by the Company on the exercise of all outstanding options and warrants is approximately $53,400,000.

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

  RETIREMENT PLAN

On February 1, 1996, the Company began sponsoring the American Communications Services, Inc. 401(k) Plan (the "Plan"), a defined contribution plan. All individuals employed on February 1, 1996 were eligible to participate. Participation to all other employees is available after three months of full-time equivalent service. The Company contributions under the Plan are discretionary and may be as much as 6% of an employee's gross compensation subject to certain limits. Total expense under the Plan amounted to approximately $30,000 and $95,000 for the year ended June 30, 1996 and for the six months ended December 31, 1996, respectively.

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

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(7) COMMITMENTS AND CONTINGENCIES -- (CONTINUED)
In addition, the Company is a party to certain litigation and regulatory proceedings arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position.

(8) LEASES

The Company is obligated under various noncancelable operating leases for office and node space as well as office furniture. The minimum future lease obligations under these noncancelable operating leases as of December 31, 1996 are approximately as follows:

                           YEAR ENDING DECEMBER 31,                        AMOUNT
        --------------------------------------------------------------   -----------
        1997..........................................................   $ 3,980,000
        1998..........................................................     4,320,000
        1999..........................................................     4,560,000
        2000..........................................................     4,051,000
        2001..........................................................     3,078,000
        Thereafter....................................................    13,640,000
                                                                         -----------
                                                                         $33,629,000
                                                                         ===========

Rent expense for the years ended June 30, 1995 and June 30, 1996 and for the six months ended December 31, 1996 was approximately $200,000, $1,166,000 and $1,700,000, respectively.

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

On June 16, 1994, the Company entered into a financial consulting agreement for capital raising activities with an entity controlled by significant stockholders of the Company. Under this agreement, the Company paid $153,750 for consulting services rendered through the date of the agreement relating to placement of the Convertible Bridge Notes. Additionally, the Company agreed to pay a $7,500 monthly consulting fee for a two year period beginning on the closing date of the first private placement. During the six months ended December 31, 1996 and the years ended June 30, 1996 and 1995, the Company paid $22,500, $90,000 and $67,500 under this arrangement, respectively.

Effective July 1, 1994, the Company engaged SGC Advisory Services, Inc. ("SGC") as a financial and business consultant for three years. SGC is an affiliate of a former director of the Company. Pursuant to the agreement, the Company will compensate SGC as follows: (1) a monthly fee of $5,000; and (2) options to purchase up to 50,000 shares of the Company's Common Stock which vest on July 1,

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(9) RELATED-PARTY TRANSACTIONS -- (CONTINUED)
1997, and are exercisable on or before July 1, 1999. At the end of each month of the term of the agreement, SGC earns a credit against the exercise price of those options equal to 1/36th of the exercise price. The shares issued upon exercise of the options will be priced at $2.25 per share and the shares issued will have piggy back registration rights.

(10) INCOME TAXES

Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                        JUNE 30,       JUNE 30,     DECEMBER 31,
                                                          1995           1996           1996
                                                       -----------    ----------    ------------
Deferred tax assets:
  Capitalized start-up and other costs..............   $ 4,163,941    $3,733,898    $  3,972,981
  Stock options -- noncash compensation.............     2,768,488     3,848,128       4,085,146
  Net operating loss carryforwards..................     1,149,755    12,181,162      31,310,726
  Other accrued liabilities.........................       454,391       496,634         964,786
                                                       -----------    ----------    ------------
Total gross deferred assets.........................     8,536,575    20,259,822      40,333,639
  Less: valuation allowance.........................     8,291,380    18,304,754      31,990,518
                                                       -----------    ----------    ------------
Net deferred tax assets.............................       245,195     1,955,068       8,343,121
Deferred tax liabilities -- fixed assets
  depreciation and amortization.....................       245,195     1,955,068       8,343,121
                                                       -----------    ----------    ------------
Net deferred tax assets (liabilities)...............            --            --              --
                                                       ============   ==========    ============

The valuation allowance for deferred tax assets as of July 1, 1994 was $2,375,327. The net change in the total valuation allowance for the years ended June 30, 1995 and June 30, 1996 and for the six months ended December 31, 1996 was an increase of $5,916,053, $10,013,374 and $13,685,764, respectively. The valuation allowances at June 30, 1996 and December 31, 1996 are a result of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The utilization of the tax benefits associated with net operating losses of approximately $80,000,000 at December 31, 1996 is dependent upon the Company's ability to generate future taxable income. The net operating loss carryforward period expires commencing in 2008 through the year 2012. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of the net operating loss carryforward may have occurred.

No income tax provision has been provided for the years ended June 30, 1995 and June 30, 1996 and the six months ended December 31, 1996 as the aforementioned deferred tax assets have provided no tax benefit.

(11) ACQUISITION

On September 12, 1994 the Company executed a Stock Purchase Agreement with Piedmont Teleport, Inc. under which the Company acquired certain assets, liabilities, and certain right-of-way agreements for $20,000 in cash and the issuance of 62,000 shares of the Company's common stock. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at September 12, 1994. The seller had the right to put these shares back to the Company on November 1, 1996 for a price of $2.50 per share. Accordingly, this obligation was recorded as redeemable stock until November 1996 at which time it was reclassed to additional paid in capital.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

(12) FAIR VALUE OF FINANCIAL INSTRUMENTS

The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments:

  CASH AND CASH EQUIVALENTS

The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

  LETTERS OF CREDIT

The fair value of the Letters of credit is based on fees currently charged for similar agreements.

  SHORT-TERM AND LONG-TERM DEBT

The fair value of the Company's long-term debt is estimated based on the quoted market prices for the same or similar issues if available or based on the present value of expected cash flows at rates currently available to the Company for borrowings with similar terms.

The carrying amounts and fair values of the Company's financial instruments at December 31, 1996 were:

                                                                      1996
                                                           --------------------------
                                                            CARRYING         FAIR
                                                              VALUE          VALUE
                                                           -----------    -----------
        Cash and cash equivalents (including restricted
          cash)                                             80,960,696     80,960,696
        Letters of credit...............................            --         25,000
        Long-term debt..................................   210,410,259    208,583,264

(13) SUBSEQUENT EVENT

On January 17, 1997, the Company acquired 100% of the outstanding capital stock of Cybergate, Inc. in exchange for 1,030,000 shares of common stock plus up to an additional 150,000 shares if certain performance goals are achieved. Cybergate, a Florida based Internet services provider, delivers high-speed data communications services. The acquisition will be recorded using the purchase method of accounting.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

a) EXHIBITS (Numbered in accordance with Item 601 of Regulation S-B)

                                                                                                     EXHIBIT NO. OR
EXHIBIT                                                                                               INCORPORATION
  NO.                     DESCRIPTION                                                                  BY REFERENCE
=======                   ===========                                                                ==============
 3.1    Amended and Restated Certificate of Incorporation of the Company.                                         #
 3.2    Certificate of Designations of the Company's 9% Series A-l, Series
        B-1, Series B-2, Series B-3 and Series B-4 Convertible Preferred Stock.                                  **
 3.3    Certificate of Elimination regarding the 9% Series A Preferred Stock                                     **
 3.4    Amended and Restated By-Laws of the Company, as amended.                                                  *
 3.5    Governance Agreement dated November 8, 1995, between the Company and
        the holders of its Preferred Stock.                                                                      ++
 3.8    Certificate of Correction dated March 11, 1996.                                                           #
 3.9    Supplemental Governance Agreement dated February 26, 1996.                                                #
 4.1    Specimen Certificate of the Company's Common Stock.                                                       *
 4.2    Specimen Certificate of the Company's 9% Series A-l Preferred Stock.                                   ****
 4.3    Specimen Certificate of the Company's 9% Series B-1 Preferred Stock.                                   ****
 4.4    Specimen Certificate of the Company's 9% Series B-2 Preferred Stock.                                   ****
 4.5    Specimen Certificate of the Company's 9% Series B-3 Preferred Stock.                                   ****
 4.6    Certificate of the Company's 9% Series B-4 Preferred Stock dated
        November 14, 1995.                                                                                       ++
 4.7    Indenture dated November 14, 1995, between the Company and Chemical
        Bank, as trustee, relating to $190,000,000 in principal amount of
        13% Senior Discount Notes due 2005, including the form of global note.                                   ++
 4.8    Initial Global Note dated November 14, 1995.                                                             ++
 4.9    Warrant Agreement dated November 14, 1995, between the Company and
        Smith Barney Inc. and Salomon Brothers Inc.                                                             +++
 4.10   Initial Global Warrant dated November 14, 1995.                                                         +++
 4.11   Indenture dated March 21, 1996, between the Company and Chemical Bank, as trustee, relating to $120,000,000 in principal amount of 12 3/4%
        Senior Discount Notes due 2006, including the form of global note.                                    +++++
 4.12   Warrant Agreement dated March 6, 1997 between the Company and MCI metro
        Access Transmission Services, Inc.                                                                      E-1
 9.1    Standstill Agreement dated June 26, 1995, between the Company and
        certain of its Preferred Stockholders.                                                                 ****
 9.2    Standstill Agreement dated November 8, 1995, between the Company and
        certain of its Preferred Stockholders.                                                                   ++
 9.3    Voting Rights Agreement dated November 8, 1995, between the Company and
        certain of its Preferred Stockholders.                                                                   ++
 9.4    Amendment to Voting Rights Agreement dated December 14, 1995.                                             #
10.1    Exchange Agreement, dated June 1, 1994, between the Company and certain of
        its Preferred Shareholders.                                                                               *
10.2    Exchange Agreement, dated June 26, 1995, between the Company and its 9%
        Series A Preferred Shareholders.                                                                         **
10.3    Company's amended 1994 Stock Option Plan.                                                                ++
10.4    Registration Rights Agreement dated July 1, 1992, between American
        Lightwave, Inc. and persons named therein.                                                                *
10.5    Supplemental Registration Rights Agreement dated June 26, 1995.                                        ****
10.6    Management Registration Rights Agreement dated June 30, 1995.                                          ****
10.7    Registration Rights Agreement dated June 26, 1995, between the Company
        and certain Preferred Stockholders.                                                                      **
10.8    Form of Warrant Agreement issued to certain Preferred Stockholders on
        June 26, 1995.                                                                                         ****
10.9    Form of $.01 Warrant Agreement.                                                                        ****
10.10   Form of $1.79 Warrant Agreement.                                                                       ****
10.11   Form of $2.25 Warrant Agreement.                                                                       ****
10.12   Stockholders Agreement dated June 26, 1995, between the Company and
        certain Preferred Stockholders.                                                                        ****
10.13   Third Amended and Restated Employment Agreement between the Company
        and Anthony J. Pompliano.                                                                              ****
10.14   Third Amended and Restated Employment Agreement between the Company
        and Richard A. Kozak.                                                                                  ****
10.15   Third Amended and Restated Employment Agreement between the Company
        and George M. Tronsrue, III.                                                                           ****
10.16   Third Amended and Restated Employment Agreement between the Company
        and Riley M. Murphy.                                                                                   ****
10.17   Third Amended and Restated Employment Agreement between the Company
        and Douglas R. Hudson.                                                                                 ****
10.18   Second Amended and Restated Employment Agreement between the Company
        and Ronald W. Kaiser.                                                                                  ****
10.19   Employment Agreement between the Company and Robert Ottman                                             ****
10.20   Form of Non-Qualified Stock Option Certificates, as amended, issued to
        Richard A. Kozak.                                                                                      ****

10.21   Form of Stock Option Certificates, as amended, issued to George M.
        Tronsrue, III under employment agreement.                                                              ****
10.22   Form of Stock Option Certificates, as amended, issued to Riley M.
        Murphy under employment agreement.                                                                     ****
10.23   Form of Stock Option Certificates, as amended, issued to Douglas R.
        Hudson under employment agreement.                                                                     ****
10.24   Form of Stock Option Certificates, as amended, issued to Ronald W.
        Kaiser under employment agreement.                                                                     ****
10.25   Form of Stock Option Certificates, as amended, issued to Robert Ottman.                                ****
10.26   Agreement, dated March 2, 1994, between the Company and Gerard Klauer
        Mattison & Co., as amended.                                                                               *
10.27   Agreement, dated March 20, 1995, between the Company and Gerard Klauer
        Mattison & Co., as amended.                                                                            ****
10.28   Agreement, dated October 19, 1994, between the Company and Marvin
        Saffian & Company.                                                                                        *
10.29   Lease Agreement for the Company's executive offices at 131 National
        Business Parkway, Suite 100, Annapolis Junction, Maryland, as amended.                                 ****
10.30   Loan and Security Agreement, dated October 17, 1994, between AT&T Credit
        Corporation and American Communication Services of Louisville, Inc.                                       *
10.31   Loan and Security Agreement, dated February 28, 1995, between AT&T Credit
        Corporation and American Communication Services of Fort Worth, Inc.                                    ****
10.32   Loan and Security Agreement, dated June 30, 1995, between AT&T Credit
        Corporation and American Communication Services of Greenville, Inc. and
        American Communication Services of Columbia, Inc.                                                      ****
10.33   Amendment No. 1 to Parent Support and Pledge Agreement (Louisville)
        between the Company and AT&T Credit Corporation.                                                       ****
10.34   Amendment No. 1 to Parent Support and Pledge Agreement (Fort Worth)
        between the Company and AT&T Credit Corporation.                                                       ****
10.35   Amendment No. 1 to Loan and Security Agreement between American
        Communications Services of Louisville, Inc. and AT&T Credit Corporation.                               ****
10.36   Consulting Agreement, dated October 25, 1993, between the Company and
        Thurston Partners, Inc.                                                                                   *
10.37   Consulting Agreement, effective July 1, 1994, between the Company and SGC
        Advisory Services, Inc.                                                                                   *
10.38   Consulting Agreement, dated June 16, 1994, between the Company and Thurston
        Partners. Inc. and Global Capital, Inc.                                                                   *
10.39   Note Purchase Agreement, dated June 28, 1994.                                                             *
10.40   Investment Agreement dated October 21, 1994, between the Company and the
        Purchasers named therein.                                                                                 *
10.41   Stock Purchase Agreement, dated October 17, 1994, between the Company and
        AT&T Credit Corporation.                                                                                  *
10.41   American Communication Services of Louisville, Inc. Common Stock Purchase
        Agreement, dated October 17, 1994.                                                                        *
10.42   Stock Purchase Agreement, dated November 28, 1994, by and among the
        Company, CitiLink Corp., and the former directors and shareholders of
        CitiLink Corp., as amended August 3, 1995.                                                             ****
10.43   Stock Purchase Agreement, dated May 12, 1995, by and among the Company,
        Piedmont Teleport, Inc., Randal Holcombe and Karen Holcombe, as amended.                               ****
10.44   Stock and Warrant Purchase Agreement, dated June 26, 1995, between the
        Company and the Purchasers named therein.                                                                **
10.45   Form of Indemnity Agreement between the Company and its Director, as
        amended.                                                                                               ****
10.46   Assignment and Assumption Agreement dated June 21, 1995, between the
        Company and Apex Investment Fund II, L.P.                                                              ****
10.47   Registration Agreement dated November 9, 1995, between the Company and
        the Initial Purchasers.                                                                                  ++
10.48   Loan and Security Agreement, dated September 8, 1995, between AT&T Credit
        Corporation and American Communications Services of E1 Paso, Inc.                                        ++
10.49   Parent Support and Pledge Agreement (E1 Paso) dated September 8, 1995,
        between the Company and AT&T Credit Corporation.                                                         ++
10.50   Letter Agreement dated November 14, 1995, between the Company and ING
        Equity Partners, L.P.I, with respect to the purchase of 50,000 shares of the Company's 9% Series B-4 Convertible Preferred Stock and warrants to
        purchase 214,286 shares of Common Stock.                                                                 ++
10.51   Warrant to Purchase Shares of American Communications Services, Inc.
        Common Stock dated December 28, 1995, between the Company and Gerard Klauer, Mattison & Co.
        ("GKM Warrant I").                                                                                       ++
10.52   Warrant to Subscribe For and Purchase Common Stock of American Communications Services, Inc.
        dated December 28, 1995, between the
        Company and Gerard Klauer, Mattison & Co. ("GKM Warrant II").                                            ++
10.53   Amended 1994 Stock Option Plan of the Company.                                                           ++
10.54   Parent Pledge and Support Agreement dated as of October 17, 1994 between
        the Company and AT&T Credit Corporation.                                                                  *
10.55   American Communication Services of E1 Paso Inc. Common Stock Purchase
        Agreement dated September 8, 1995.                                                                        #
10.56   Form of Non-Qualified Stock Option Certificates, as amended, issued to                                 ++++
        Anthony J. Pompliano.
10.57   Employment Agreement between the Company and David L. Piazza.                                           E-2

10.58   Master Amendment to Loan and Security Agreements dated November 30, 1995,                              ++++
        among American Communication Services of Louisville, Inc., American
        Communication Services of Fort Worth, Inc., American Communication
        Services of Columbia, Inc., American Communication Services of
        Greenville, Inc., American Communication Services of El Paso and AT&T
        Credit Corporation.
10.59   Master Reaffirmation of Parent Pledge and Support Agreements dated E-4
        November 30, 1995, between the Company and AT&T Credit Corporation.
10.60   Letter of Amendment to Loan and Security Agreements dated December 19, 1995,                           ++++
        among American Communication Services of Fort Worth, Inc., American
        Communication Services of Columbia, Inc., American Communication Services
        of Greenville, Inc., American Communication Services of El Paso and AT&T
        Credit Corporation.
10.61   Second Master Amendment to Loan and Security Agreements, Waiver and                                    ++++
        Equipment Notes Modification Agreement dated September 6, 1996 among
        American Communication Services of Louisville, Inc., American
        Communication Services of Fort Worth, Inc., American Communication
        Services of Columbia, Inc., American Communication Services of
        Greenville, Inc., American Communication Services of El Paso and AT&T
        Credit Corporation.
10.62   Second Master Reaffirmation of Parent Pledge and Support Agreements                                    ++++
        dated September 6, 1996 between the Company and AT&T Credit
        Corporation.
10.63   Master Equipment Lease Agreement dated August 26, 1996, between the Company                            ++++
        and AT&T Credit Corporation.
10.64   Registration Rights Agreement dated March 6, 1997 between the Company and MCI metro                    ++++
        Access Transmission Services, Inc.
11.1    Statement re: computation of per share earnings (loss).                                                 E-3
16.1    Letter re: change in certifying accountant.                                                             ***
21.1    Subsidiaries of the Registrant.                                                                        ++++
23.1    Consent of KPMG Peat Marwick LLP.                                                                       E-4
27.1    Financial Data Schedules.                                                                               E-5

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

+ Previously filed as an exhibit to the Company's Annual Report on Form 10-QSB for the fiscal year ended June 30, 1995, and the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, both of which are incorporated herein by reference thereto.

++ Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-80305) and incorporated herein by reference thereto.

+++ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-80673) and incorporated herein by reference thereto.

++++ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-20867) and incorporated herein by reference thereto.

+++++ Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 26, 1996 and incorporated herein by reference thereto.

# Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-3632) and incorporated herein by reference thereto.

b) Reports on Form 8-K


    On October 15, 1996, the Company filed with the Securities and Exchange Commission (the "Commission") a Current Report on Form 8-K dated October 7, 1996 relating to the change in the Company's fiscal year from July 1 through June 30 to January 1 through December 31. (Item 4).

    On December 10, 1996, the Company filed with the Commission a Current Report on Form 8-K dated November 26, 1996 relating to organizational changes at the Company, and relating to the employment agreement dated as of November 26, 1996 between the Company and Jack Reich. (Item 1).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 28, 1997.


                                    AMERICAN COMMUNICATIONS SERVICES, INC.


                                    /s/   Anthony J. Pompliano
                                    -------------------------------
                                    By: Anthony J. Pompliano
                                    Executive Chairman



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


         Signature                                   Title                                   Date
         ---------                                   -----                                   ----
         /s/ ANTHONY J. POMPLIANO           Chairman of the Board of Directors          March 28, 1997
         ------------------                 (Principal Executive Officer)
         Anthony J. Pompliano

         /s/ DAVID L.PIAZZA                 Chief Financial Officer                     March 28, 1997
         ------------------                 (Principal Financial and Accounting
         David Piazza                        Officer)

         /s/ EDWIN M. BANKS                 Director                                    March 28, 1997
         ------------------
         Edwin M. Banks

         /s/ PETER C. BENTZ                 Director                                    March 28, 1997
         ------------------
         Peter C. Bentz

         /s/ BENJAMIN P. GIESS              Director                                    March 28, 1997
         ---------------------
         Benjamin P. Giess

         /s/ GEORGE M. MIDDLEMAS            Director                                    March 28, 1997
         -----------------------
         George M. Middlemas

         /s/ CHRISTOPHER L. RAFFERTY        Director                                    March 28, 1997
         ---------------------------
         Christopher L. Rafferty

         /s/ OLIVIER L. TROUVEROY           Director                                    March 28, 1997
         ------------------------
         Olivier L. Trouveroy