Form 10QSB
period 1997-03-31
AMERICAN COMMUNICATIONS SERVICES INC
filed 1997-05-15
CIK 932140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 FORM 10 - QSB

         X Quarterly report under Section 13 or 15(d) of the Securities --- Exchange Act of 1934

        For the quarterly period ended: March 31, 1997
                                        --------------

            Transition report under Section 13 or 15(d) of the Exchange Act
        ---

        For the transition period from                to
                                       --------------    ---------------------

        Commission File number 0 - 25314
                               ---------

                   AMERICAN COMMUNICATIONS SERVICES, INC.
                   --------------------------------------
      (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


                DELAWARE                              52-1947746
                --------                              ----------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)              Identification No.)

         131 NATIONAL BUSINESS PARKWAY, ANNAPOLIS JUNCTION, MD 20701
         -----------------------------------------------------------
                  (Address of Principle Executive Offices)

                               (301) 617-4200
                               --------------
                         (Issuer's telephone number)

                Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.

        YES       X         NO
            ------------      ------------

                State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
        As of May 14, 1997, Common Stock, Par Value $0.01-26,020,376
        ------------------------------------------------------------

                Transitional Small Business Disclosure Format:

        YES                 NO     X
           -------------      ------------

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                                 FORM 10 - QSB

                                     INDEX

PART I.    FINANCIAL INFORMATION                                                       PAGE
                                                                                       ----
                                                                                      NUMBER
                                                                                      ------

Item 1.   Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets  - December 31, 1996
and March 31, 1997                                                                        3

Condensed Consolidated Statements of Operations - Three
months ended March 31, 1996 and 1997                                                      5

Condensed Consolidated Statements of  Cash Flows - Three
months ended March 31, 1996 and 1997                                                      6

Notes to Unaudited Condensed Consolidated Interim
Financial Statements                                                                      7

Item 2.   Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                                 9

Part II   Other Information                                                              16

Item 2.   Changes in Securities                                                          16

Item 5.   Other Information                                                              17

Item 6.   Exhibits and reports on Form 8-K                                               18

Signatures                                                                               19

                                     Part I
                             Financial Information
Item 1 - Financial Statements

                     American Communications Services, Inc.
                     Condensed Consolidated Balance Sheets

                                                          December 31, 1996   March 31, 1997
                                                                              (UNAUDITED)
Assets
Current Assets
   Cash and Cash equivalents                                  $ 78,618,544      $ 18,152,765
   Restricted cash                                               2,342,152         4,370,277
   Accounts receivable, net                                      2,429,077         4,162,591
   Other current assets                                          1,202,711           975,642
                                                              ------------      ------------
         Total current assets                                   84,592,484        27,661,275
                                                              ------------      ------------
Networks, furniture and equipment, gross                       144,403,123       185,994,973
         (less: Accumulated depreciation)                      ( 8,320,372)     ( 11,919,902)
                                                              ------------      ------------
                                                               136,082,751       174,075,071
Deferred financing fees                                          8,380,283        10,665,474
Goodwill (net of accumulated amortization)                               -         7,964,128
Other assets                                                       982,649           584,752
                                                              ------------      ------------
         Total assets                                         $230,038,167      $220,950,700
                                                              ------------      ------------

Liabilities, Redeemable Stock, Options and
Warrants and Stockholders' Equity

Current Liabilities
   Accounts payable                                           $ 33,587,407      $ 28,107,999
   Accrued liabilities                                           4,132,132         6,258,832
   Notes payable - current portion                                 872,031           169,362
                                                              ------------      ------------
         Total current liabilities                              38,591,570        34,536,193
                                                              ------------      ------------
Long Term Liabilities
   Notes payable                                               209,538,226       217,213,259
   Other Long Term Liabilities                                           -           896,390
   Dividends payable                                             6,945,943         7,934,581
                                                              ------------      ------------
         Total liabilities                                     255,075,739       260,580,423
                                                              ------------      ------------




See accompanying notes to unaudited condensed consolidated interim financial statements

                     American Communications Services, Inc.
                     Condensed Consolidated Balance Sheets

                                                                   December 31, 1996      March 31, 1997
                                                                                          (UNAUDITED)

Liabilities, Redeemable Stock, Options
and Warrants and Stockholders' Equity  (continued)

Redeemable stock, options and warrants                                  2,000,000              2,000,000
                                                                     ------------           ------------

Stockholders' Equity
   Preferred stock, $1.00 par value, 186,664
   shares authorized and designated as 9% Series A-1
   Convertible Preferred Stock, 186,664 and 183,754
   shares, respectively, issued and outstanding                           186,664                183,754
   Preferred stock, $1.00 par value, 277,500
   shares designated as 9%
   Series B Convertible Preferred Stock, authorized,
   issued and outstanding                                                 277,500                277,500
   Common Stock, $0.01 par value,
   75,000,000 shares authorized, 6,784,996
   and 8,193,109 shares, respectively, issued
   and outstanding                                                         67,850                 81,931
   Additional paid-in-capital                                          54,870,194             64,290,447
   Accumulated deficit                                                (82,439,780)          (106,463,355)
                                                                     ------------           ------------

Total stockholders' equity/(deficit)                                  (27,037,572)           (41,629,723)
                                                                     ------------           ------------

Total Liabilities, Redeemable Stock,
Options and Warrants and
Stockholders' Equity/(deficit)                                       $230,038,167           $220,950,700
                                                                     ------------           ------------




See accompanying notes to unaudited condensed consolidated interim financial statement

                     American Communications Services, Inc.
                Condensed Consolidated Statements of Operations
                                  (UNAUDITED)


                                                                 For the three months ended
                                                             March 31,                 March 31,
                                                               1996                      1997
                                                               ----                      ----
Revenues                                                   $   816,639                $ 8,176,675
Operating Expenses
    Network, development and operations                      1,954,514                  8,669,113
    Selling, general and administrative                      2,650,263                 13,924,867
    Non-cash  compensation expense                           1,985,765                    239,544
    Depreciation and  amortization                             630,004                  4,117,654
                                                           -----------                -----------

Total Operating Expenses                                     7,220,546                 26,951,178

Non-operating income/expenses
    Interest and other income                                 (661,313)                (  884,071)
    Interest and other expense                               3,500,624                  6,133,142
                                                           -----------                -----------

Net loss before minority interest                            9,243,218                 24,023,574

Minority interest                                             (102,074)                         -
                                                           -----------                -----------

Net loss                                                     9,141,144                 24,023,574
                                                           -----------                -----------

Preferred stock dividends/accretion                            955,489                    988,638
                                                           -----------                -----------

Net loss to common stockholders                             10,096,633                 25,012,212
                                                           -----------                -----------

Net loss per common/common                                      ($1.54)                    ($3.19)
equivalent share                                           -----------                -----------



Average number of common/common
equivalent shares outstanding                                6,536,722                  7,852,467
                                                           -----------                -----------




See accompanying notes to unaudited condensed consolidated interim financial statements

                     American Communications Services, Inc.
               Condensed Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                                 For the three months ended
                                                              March 31                March 31,
                                                                1996                     1997
                                                                ----                     ----
Cash Flow from Operating Activities

Net Loss                                                     $ (9,141,144)          $ (24,023,574)

Adjustments to reconcile net loss to net cash
used in operating activities
         Depreciation and amortization                            630,004               4,117,654
         Interest deferral and accretion                        3,500,624               6,133,142
         Provision for doubtful accounts                           30,691                 637,545
         Loss attributable to minority interest                  (102,074)                      -
         Noncash compensation                                   1,985,765                 239,544
         Changes in operating assets and liabilities
                 Restricted cash related to
                   operating activities                                 -              (2,028,125)
                 Trade accounts receivable                        (72,826)             (2,371,059)
                 Other current assets                            (184,526)                227,069
                 Other assets                                           -                 397,897
                 Accounts payable                              (3,296,545)             (4,593,494)
                 Other accrued liabilities                     (1,526,443)              2,126,700
                                                             ------------           -------------
Net cash used in operating activities                          (8,176,474)            (19,136,701)
                                                             ------------           -------------
Cash flows from investing activities
         Purchase of furniture and equipment                     (282,320)             (1,892,651)
         Network development costs                            (10,297,369)            (37,382,199)
                                                             ------------           -------------
Net cash used in investing activities                         (10,579,689)            (39,274,850)
                                                             ------------           -------------
Cash flows from financing activities
         Issuance of notes payable                              2,997,811                 100,000
         Issuance of Senior discount notes and warrants        65,565,429
         Payment of deferred financing fees                    (2,588,305)             (3,000,000)
         Warrant and stock option exercises                        60,674                 845,772
                                                             ------------           -------------
Net cash flow from financing activities                        66,035,609              (2,054,228)
                                                             ------------           -------------
Net increase/(decrease) in cash and cash equivalents           47,279,446             (60,465,779)
Cash and cash equivalents - beginning of period               107,175,104              78,618,544
                                                             ------------           -------------
Cash and cash equivalents - end of period                     154,454,550              18,152,765
                                                             ------------           -------------

Supplemental disclosure of cash flow information
Dividends declared with preferred stock                           955,489                 988,638
                                                             ------------           -------------
(Decrease) in accrued redeemable warrant cost                           -                       -
                                                             ------------           -------------
(Increase) in goodwill                                                  -              (8,131,116)
                                                             ------------           -------------




See accompanying notes to unaudited condensed consolidated interim financial statements

                     AMERICAN COMMUNICATIONS SERVICES, INC.
               Notes to Unaudited Condensed Consolidated Interim
                              Financial Statements

(1)  BASIS OF PRESENTATION AND RELATED MATTERS

BASIS OF PRESENTATION

As of the end of and for the three month period ended March 31, 1997 the accompanying unaudited condensed consolidated interim financial statements include the accounts of American Communications Services, Inc. and its subsidiaries, all of which, excluding the Louisville, Kentucky, Fort Worth and El Paso, Texas, and Columbia and Greenville, South Carolina subsidiaries, are wholly owned. The Company has a 92.75 percent ownership interest in these subsidiaries. Such statements, including comparative information for the three month period ended March 31 1996, where applicable, have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. The unaudited condensed consolidated interim financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission (the "SEC") on March 28, 1997, as amended. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. All material intercompany accounts and transactions have been eliminated in consolidation. Results of the interim periods are not indicative of the results to be expected for the full year.

BUSINESS

American Communications Services, Inc. ("ACSI" or the "Company") is a provider of integrated local voice and data communications services to commercial customers primarily in mid-size metropolitan markets in the southern United States. The Company is a rapidly growing competitive local exchange carrier ("CLEC"), supplying businesses with advanced telecommunications services through its digital SONET-based fiber optic local networks. To date, the Company has derived the majority of its revenues from the sale of dedicated services, generally at a discount to the price of the ILECs. The Company's dedicated services include special access, switched transport and private line services.

As a supplement to its dedicated services, in late 1996 and January 1997 the Company introduced local switched voice services in two of its markets and began offering local switched voice services in two additional markets before March 31, 1997. The Company's local switched services include; local exchange services (dial tone), advanced ISDN and enhanced voice services. Beginning April 1997, the Company began providing local switched services on a resale basis in 15 markets and will continue to expand the number of markets in which it is reselling local switched services throughout 1997 and the first quarter of 1998. In late 1996, the Company also deployed ACSINet, a coast-to-coast, leased broadband data communications network through which the Company offers frame relay, ATM and Internet access services to both Internet service providers ("ISPs") and local businesses. As of March 31, 1997, the Company had ACSINet data POPs in 42 markets, including all but one of the markets in which the Company has operational local networks. Additionally, principally through the Company's January 1997 acquisition of Cybergate, Inc., a Florida-based ISP, the Company has begun providing Internet services. The Cybergate acquisition provides a foundation to support the Company's Internet service offerings to ISPs in existing ACSI markets and to end users in targeted ACSI markets.

During the 1st quarter of 1997, the Company and MCImetro entered into an agreement in which MCI names ACSI as its preferred local provider for dedicated and transport services in 21 ACSI markets for at least a five year period. Pursuant to this preferred provider agreement, MCI will migrate current dedicated transport circuits in these markets to ACSI and ACSI will be listed as the first choice provider in MCI's provisioning system for all new dedicated access circuits in the designated markets. In connection with these agreements (collectively, the "MCI Transaction"), ACSI issues MCI warrants to purchase up to 620,000 shares of ACSI's Common Stock at $9.86 per share, subject to number and price adjustment in certain circumstances. ACSI has also agreed to issue warrants to purchase up to an aggregate of approximately 2.3 million additional shares of ACSI's Common Stock at fair market value on the date of grant in tranches every six months after execution of the preferred provider agreement, subject to, and a based upon, certain increases in revenues to ACSI generated under that agreement.

On January 17, 1997, the Company acquired 100% of the outstanding capital stock of Cybergate, Inc., A Florida based ISP, in exchange for 1,030,000 shares of Common Stock plus up to an additional 150,000 shares if certain performance goals are achieved.

                     AMERICAN COMMUNICATIONS SERVICES, INC.
               Notes to Unaudited Condensed Consolidated Interim
                              Financial Statements

(1) BASIS OF PRESENTATION AND RELATED MATTERS (CONTINUED)

As of March 31, 1997, ACSI had twenty-eight operational networks and an additional eight networks under construction, all of which are expected to be operational by the end of calendar 1997. To date, management believes that it has been able to deploy its capital most efficiently by constructing, rather than acquiring, fiber optic networks. By constructing all of its networks, ACSI believes it has realized significant cost savings, created considerable networking efficiencies and ensured quality, reliability and high operating standards. In an attempt to improve financial performance and conserve capital, the Company is reassessing the optimum number of local networks needed to achieve its objectives.

RECENT FINANCING ACTIVITIES

On April 15, 1997, the Company completed an underwritten public offering of 4,400,000 shares of its Common Stock plus an additional 660,000 shares sold on May 14, 1997 upon exercise of the underwriters' over-allotment option (the "Public Offering") and a direct sale of 3,600,000 shares of its Common Stock to certain principal stockholders. The Company received net proceeds of approximately $40.0 million from the sale of these 8,660,000 shares.

The Company will use the proceeds from its recent sale of its Common Stock towards continued development and construction of fiber optic networks, the further development and introduction of new services, including high-speed data, enhanced voice messaging and local switched services, for expenses of the Company's existing networks and to fund negative operating cash flow. The Company anticipates that without infusion of additional cash, it will exhaust its cash resources during the third quarter of 1997. As a result, the Company is currently considering additional debt and equity financing arrangements.


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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

ACSI is a provider of integrated local voice and data communications services to commercial customers primarily in mid-size metropolitan markets in the southern United States. The Company is a rapidly growing CLEC, supplying businesses with advanced telecommunications services on its digital SONET-based fiber optic local networks and through resale of incumbent local exchange carrier services. To date, the Company has derived the majority of its revenues from the sale of dedicated services, generally at a discount to the price of the ILECs. The Company's dedicated services include special access, switched transport and private line services.

As a supplement to its dedicated services, in January 1997, the Company introduced local switched voice services in two of its markets and began offering local switched voice services in two additional markets before March 31, 1997. The Company's local switched services include; local exchange services (dial tone), advanced ISDN and enhanced voice services. In late 1996, the Company also deployed ACSINet, a coast-to-coast, leased broadband data communications network through which the Company offers frame relay, ATM and Internet access services to both ISPs and local businesses. As of March 31, 1997, the Company had ACSINet data POPs in 42 markets, including all but one of the markets in which the Company has operational local networks. Additionally, primarily through the Cybergate Acquisition, the Company has begun providing Internet services. The Cybergate Acquisition provides a foundation to support the Company's Internet service offerings to ISPs in existing ACSI markets and to end users in targeted ACSI markets.

As of March 31, 1997, the Company had 28 operational local networks and had 8 additional local networks under construction. In an attempt to improve financial performance and conserve capital, the Company is reassessing the optimum number of local networks needed to achieve its objectives.

The Company provides dedicated services to IXCs and to those business and government end users whose volumes of voice and data traffic are large enough to warrant paying a fixed monthly charge for a specific capacity requirement rather than a usage-based variable charge. These monthly charges vary according to the capacity of each circuit, the volume of individual circuits ordered by the customer, the mileage of the circuits, the need for any ancillary services and the term of the service contract, but are typically less than the rates charged by the ILECs for similar services, volumes and terms. For the fiscal period ended December 31, 1996, 40% of the Company's revenues were generated by four of the largest IXCs. As of March 31, 1997, the Company had long-term operating leases for nine Lucent 5ESS switches. The use of operating leases, rather than the acquisition of such equipment reduces the Company's capital requirements but negatively impacts its EBITDA.

Beginning in the fiscal quarter ended December 31, 1996, the Company began providing and plans to continue to provide, local switched voice services, such as local dial tone, termination of local calling, Centrex services, PBX trunking, switched access and enhanced voice services, initially to existing and new corporate customers in buildings already connected to the Company's local networks. Revenues from the Company's local switched voice services will be generated from fixed and usage-based charges billed directly to the end user at rates below those charged by ILECs for similar services. The Company began generating revenues from its local switched voice services beginning in the three months ending March 31, 1997.

In December 1996, the Company began providing high-speed data services to ISPs and corporate, institutional and government customers. ACSI's data services revenues are generated from either flat rate or usage-based recurring charges based on network access speed and the data throughput rate requested by the end user as well as from non-recurring charges for installation and provisioning. Principally through the Cybergate Acquisition, ACSI has begun to offer direct Internet access to commercial and consumer end users as well as provide private label Internet services for the Company's strategic distribution partners throughout all of the Company's markets. Revenues from the Company's Internet services will be generated from usage-based variable rates charged directly to the end user by the Company.

The Company believes that integration of its SONET-based fiber optic local networks and its coast-to-coast, leased broadband data communications network will provide a platform for the provision of a wide variety of voice, high-speed data and other communications services at a reduced cost. While the Company may offer its services to customers that are not directly connected to its integrated network through resale of the ILEC's network, the Company believes that it can gradually migrate many of these off-net customers to higher margin on-net accounts as it increases penetration of all its services within a given building. As a result, the capital investment of connecting additional buildings and customers to ACSI's integrated network should become more cost-effective. Over time, the Company believes it can increase its market share of all of its service offerings as a result of the reliability and quality of its integrated network, prompt customer service, competitive pricing, cross marketing/bundling synergies and new service offerings throughout the markets it serves.

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

CAPITAL EXPENDITURES; OPERATING CASH FLOW

As of March 31, 1997 the Company is operating 28 digital fiber optic networks, with an additional 8 networks under construction. The costs associated with the initial construction and operation of a network may vary greatly, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies which can be used to deploy the network. Management estimates that construction of the initial one-to-three mile fiber optic backbone and installation of related network transmission equipment for dedicated services for each market will generally cost between $3.5 million and $6.0 million depending on the size of the market served. Including planned expansion routes, total capital expenditures per network are estimated to average $6.0 million. In addition to capital expenditure requirements, the Company incurs sales and marketing (including sales commissions) and operating expenses and other expenses such as property taxes and, in certain markets, franchise fees. Prior to the completion of network construction, certain of these expenses, to the extent they are related to pre-service construction, are capitalized. These additional capitalized expenses, estimated by management to be between approximately $500,000 and $1.0 million per network, are amortized over the anticipated life of the network. These costs vary depending on the size of the market, the length of time required to build-out the network and the rate of growth of the customer base.

As the Company develops, introduces and rolls out its high-speed data, enhanced voice messaging and local switched services in each of its target markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

Although the Company is now generating revenues from 28 of its fiber optic networks, on a consolidated basis, it is still incurring negative cash flows due, in part, to the funding requirements for the networks the Company has under construction or development and due, in part, to the roll-out of its new data and switched voice services. The Company expects it will continue to incur a negative cash flow for at least two years. The Company anticipates that without infusion of additional cash, it will exhaust its cash resources during the third quarter of 1997. As a result, the Company is currently considering additional debt and equity financing.

RESULTS OF OPERATIONS

Three Month Period Ended March 31, 1997 Compared to Three Month Period Ended March 31, 1996

REVENUES

During the three month period ended March 31, 1997, the Company recorded revenues of $8,176,675 as compared to revenues of $816,639 during the three month period ended March 31, 1996. Four of the largest IXCs accounted for approximately $2,159,993, or 26.4%, of revenues for the quarter ended March 31, 1997.

Other network information is as follows:

                          Network          Network                           Voice
                          Route            Fiber            Buildings        Grade            Full Time
                          Miles            Miles            Connected        Equivalents      Employees
                          -----            -----            ---------        -----------      ---------
As of the period ended:
-----------------------
March 31, 1996            200               9,466                 133            125,208         142
March 31, 1997            908              75,867                 858            554,883         502

The terms "Voice Grade Equivalents ('VGEs')" or "Voice Grade Equivalent Circuits" are commonly used measures of telephone service equivalent to one telephone line (64 kilobits of bandwidth) actually billed to a customer.

TOTAL OPERATING EXPENSES

Network development and operating expenses for the three month period ended March 31, 1997 increased to $8,669,113 from $1,954,514 in the three month period ended March 31, 1996, reflecting significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $3,167,884 in the quarter ended March 31, 1997, from approximately $597,842 in the quarter ended March 31, 1996. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses, travel expenses, rent, utilities, charges and taxes increased to $5,501,229 in the quarter ended March 31, 1997 from approximately $1,356,672 in the quarter ended March 31, 1996.

In the three month period ended March 31, 1997, selling, general and administrative expenses increased to $13,924,867 from $2,650,263 in the three month period ended March 31, 1996. Related personnel costs increased to $5,364,035 in the quarter ended March 31, 1997 from $1,463,682 in the quarter ended March 31, 1996, and corresponding operating costs increased to $8,560,832 in the quarter ended March 31, 1997 from $1,186,581 in the quarter ended March 31, 1996. This increase reflected costs associated with the Company's efforts to expand significantly its national and local city sales and its marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services.

Depreciation and amortization expenses increased to $4,117,654 in the three month period ended March 31, 1997 from $630,004 in the three month period ended March 31, 1996. During the quarter ended March 31, 1997 the Company increased its capital assets to $185,994,973 as of March 31, 1997, from the $42,727,680 in capital assets as of March 31, 1996. Non-cash stock compensation expense decreased to $239,544 for the quarter ended March 31, 1997 from $1,985,765 for the quarter ended

March 31, 1996. This expense reflects the Company's accrual of non-cash costs for options and warrants granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options and warrants. Certain of these options had put rights and other factors that required variable plan accounting in both 1996 and 1995 but, at the end of fiscal 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2,500,000 on the Company's "put right" obligations with respect to those contracts. During fiscal period ended December 31, 1996, the limit was further reduced to $2,000,000.

INTEREST AND OTHER EXPENSES

Interest and other income increased to $884,071 for the three month period ended March 31, 1997 from $661,313 in the three month period ended March 31, 1996. Interest and other expense increased to $6,133,142 in the quarter ended March 31, 1997 from $3,500,624 in the quarter ended March 31, 1996. The increase in interest and other income reflects the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995, the 2005 Notes in November 1995 and the 2006 Notes in March 1996. The increase in interest and other expenses reflected the accrual of interest related to the 2005 Notes and 2006 Notes and the Company's increased borrowings under its secured financing facility with AT&T Credit Corporation (the "AT&T Credit Facility"). Payments of principal and interest on the AT&T Credit Facility began in the first quarter 1997, payments of interest on the 2005 Notes will not begin until November 2000 and payments of interest on the 2006 Notes will not begin until October 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded the construction of its networks and its operations with external financing. Prior to November 1995, the primary sources of funds used to finance the building of existing networks and the completion of new targeted networks were two private offerings of preferred stock completed in October 1994 and June 1995, through which the Company raised approximately $39.6 million, and the AT&T Credit Facility, through which the Company has financing commitments for $31.2 million. On November 14, 1995, the Company completed a private offering of 190,000 Units consisting of $190.0 million in principal amount of the 2005 Notes and the Warrants to purchase an aggregate of 2,432,000 shares of common stock at a price of $7.15 per share (as may be adjusted) from which the Company received approximately $96.8 million in net proceeds. The 2005 Notes will accrete to an aggregate principal amount of $190.0 million by November 1, 2000, after which cash interest will accrue and be payable on a semi-annual basis. In November 1995, the Company also received net proceeds of approximately $5.0 million from the private sale of an additional 50,000 shares of its Preferred Stock to a principal stockholder and the exercise by that stockholder of warrants to purchase 214,286 shares of Common Stock acquired in the Company's June 1995 private placement. On March 21, 1996, the Company completed a private offering of $120.0 million in principal amount of the 2006 Notes. The 2006 Notes will accrete to an aggregate principal amount of $120.0 million by April 1, 2001, after which cash interest will accrue and be payable on a semi-annual basis. The Company received net proceeds of approximately $61.8 million from the sale of the 2006 Notes. On April 15, 1997, the Company completed an underwritten public offering of 4,400,000 shares of its Common Stock plus an additional 660,000 shares sold on May 14, 1997 upon exercise of the underwriters' over-allotment option (the "Public Offering") and a direct sale of 3,600,000 shares of its Common Stock to certain principal stockholders. The Company received net proceeds of approximately $40.0 million from the sale of these 8,660,000 shares. The Company intends to continue to use these funds towards the development and construction of fiber optic networks, the further development and introduction of new services, including high-speed data, enhanced voice messaging and local switched services, for expansion of the Company's existing networks and to fund negative operating cash flow.

To meet ongoing operating expenses and to continue network construction, ACSI will be required to sell additional debt or equity securities or increase its existing credit facility or acquire additional credit facilities. The Company may also need to seek such additional equity financing to maintain balance sheet and liquidity ratios required under certain of its debt instruments. The Company anticipates that without infusion of additional cash, it will exhaust its cash resources during the third quarter of 1997. As a result, the Company is currently considering additional debt and equity financing. In addition, the Company in the past has considered and expects to continue to consider potential acquisitions or other strategic arrangements that may fit the Company's strategic plan. Although the Company has had discussions concerning such potential acquisitions or arrangements, to date, no agreements have been reached with regard to any particular transaction. Any such acquisitions or strategic arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required. The Company's expectations of required future capital expenditures are based on the Company's current estimates and the current state and federal regulatory environment. There can be no assurance that actual expenditures will not be significantly higher or lower. In addition, there can be no assurance that the Company will be able to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.

In October 1994, the Company completed the private placement of 186,664 shares of its 9% Series A Convertible Preferred Stock, par value $1.00 per share (which was later exchanged for Series A-1 Preferred Stock) with accompanying warrants to purchase an aggregate of 2,674,506 shares of Common Stock, for an aggregate consideration of $16.8 million (before deduction of estimated offering expenses), including the conversion of $4.3 million of outstanding debt. Of the warrants sold in October 1994, warrants to acquire 1,491,222 shares of Common Stock were exercised by a principal stockholder for an aggregate exercise price of approximately $100,000. As part of the Public Offering, all of the Series A Preferred Stock was converted into 7,466,560 shares of Common Stock.

In June 1995, the Company completed a private placement of 227,500 shares of its Series B Preferred Stock with accompanying warrants to purchase an aggregate of 1,584,303 shares of Common Stock, for an aggregate consideration of $22,750,000. In addition, in November 1995, the Company completed a private placement of 50,000 shares of its Series B Preferred Stock together with the exercise of accompanying warrants to purchase 214,286 shares of Common Stock to a principal stockholder for an aggregate consideration of $5,000,000. As part of the Public Offering completed, all of the Series B Preferred Stock was converted into 9,910,718 shares of Common Stock, and 1,649,057 shares of Common Stock were issued in lieu of payment of accrued dividends to certain holders of Series A-1 and B Preferred Stock and $290,193 of accrued dividends were paid in cash.

In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million in financing for the development and construction of fiber optic networks by the Company's subsidiaries. In connection with each loan made under the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the capital stock of the funded subsidiary, and ACSI pledged the other shares and the assets of the subsidiary to AT&T Credit Corporation as security for the loan. During fiscal 1995, the Company's subsidiaries in Louisville, Fort Worth,
Greenville and Columbia entered into loan agreements under the AT&T
Credit Facility providing for AT&T Credit Corporation funding of up to $19.8 million in the aggregate, and in September 1995, the Company's subsidiary in El Paso entered into a loan agreement under the AT&T Credit Facility providing for up to $5.5 million of AT&T Credit Corporation funding. As of March 31, 1997, an aggregate of $30.8 million had been borrowed under these agreements and the existing loan agreements had been amended to increase the aggregate credit available under such agreements to $31.2 million.

EFFECTS OF NEW ACCOUNTING STANDARDS

During early 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, Accounting for EPS, which will become effective December 15, 1997, and will thereafter require the Company to disclose basic earnings (loss) per share in addition to the common stock equivalent disclosure information already required. Early adoption of SFAS No. 128 is not permitted.

While the Company does not know precisely the impact of adopting SFAS No. 128, the Company does not expect that the adoption of SFAS No. 128 will have a material effect on the Company's consolidated financial statements.

INFORMATION REGARDING FORWARD - LOOKING STATEMENTS

Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology , or by discussions of strategy. Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements concerning the continued development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures and regulatory reform, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1996 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

PART II  OTHER INFORMATION

ITEM 2 CHANGES IN SECURITIES

On April 15, 1997, as part of the Public Offering, all of the outstanding Series A-1 and Series B Preferred Stock was converted into shares of Common Stock. The outstanding shares of Series A-1 Preferred Stock were converted into 7,466,560 of Common Stock. The outstanding shares of Series B Preferred Stock were converted into 9,910,718 of Common Stock and 1,649,057 shares of Common Stock were issued in lieu of payment of accrued dividends to certain holders of Series A-1 and B Preferred Stock.

On April 15, 1997, the Company determined that no shares of Series A-1 or Series B stock were outstanding and executed a Certificate of Elimination which had the effect of eliminating from the Company's Certificate of Incorporation all references to Series A-1 and Series B Convertible Preferred Stock.

Effective March 6, 1997, the Company and MCImetro entered into an agreement in which MCI names ACSI as its preferred local provider for dedicated and transport services in 21 ACSI markets for at least a five year period.
Pursuant to this preferred provider agreement, MCI will migrate current dedicated transport circuits in these markets to ACSI and ACSI will be listed as the first choice provider in MCI's provisioning system for all new dedicated access circuits in the designated markets. The preferred provider agreement contemplates that the parties will execute an agreement giving MCI the opinion to purchase loop transport services from ACSI where ACSI has collocations with the ILEC and MCI has deployed its own local switch. If this loop transport agreement is not executed prior to June 1, 1997, MCI can terminate ACSI's preferred provider status and ACSI's right of first refusal under the preferred provider agreement. The parties also have agreed to use their best efforts to execute an agreement pursuant to which MCI will resell local switched services in at least 10 of the 21 identified markets on a wholesale basis by July 23, 1997. In connection with these agreements (collectively, the "MCI Transaction"), ACSI issued MCI warrants to purchase up to 620,000 shares of ACSI's Common Stock at $9.86 per share, subject to number and price adjustment in certain circumstances. ACSI has also agreed to issue warrants to purchase up to an aggregate of approximately 1.7 million additional shares of ACSI's Common Stock at fair market value on the date of grant in tranches every six months after execution of the preferred provider agreement, subject to, and based upon, certain increases in revenues to ACSI generated under that agreement. Of the 620,000 warrants issued to MCI on March 6, 1997, 360,000 warrants will vest only when the loop transport agreement is executed or MCI has agreed in writing not to terminate ACSI's preferred provider status or right of first refusal under the preferred provider agreement (the "Waiver") and the remaining 260,000 warrants will vest only upon execution of the switched services resale agreement and the loop transport agreement or when MCI has executed the Waiver. Subject to certain exceptions, including the Public Offering, MCI has the right to purchase additional shares of ACSI's Common Stock at a 10% discount to fair market value so MCI can maintain its equity ownership interest in the Company after giving effect to warrants issued in connection with the MCI Transaction and shares issued upon exercise of such warrants. MCI has certain registration rights with respect to any shares of Common Stock issued to MCI in connection with the MCI Transaction. If MCI terminates ACSI's status as a preferred provider or ACSI's right of first refusal under the preferred provider agreement for any reason (other than ACSI's default under such agreement or a related agreement or a change in control of ACSI) or MCI fails to deliver to ACSI the Waiver, in each case, on or before June 15, 1997, the warrants, to the extent issued and not previously exercised, ACSI's obligation to issue additional warrants, MCI's right to purchase additional shares of ACSI in order to maintain its equity ownership interest and ACSI's obligation to register shares of ACSI common stock issuable to MCI in connection with the MCI Transaction will terminate.

On January 17, 1997, the Company acquired 100% of the outstanding capital stock of Cybergate, Inc. in exchange for 1,030,000 shares of Common Stock plus up to an additional 150,000 shares if certain performance goals are achieved (the "Cybergate Acquisition").

ITEM 5. OTHER INFORMATION

In early May, the Federal Communications Commission (the "FCC") announced the following:

LEC Price Caps. The FCC reformed its price cap plan for incumbent LECs by requiring LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require incumbent LECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates.

Access Charge Reform. The FCC adopted an order which makes various reforms to the existing rate structure for interstate access that are designed to move access charges, over time, to more economically efficient rate levels and structures. The Commission revised its rules regarding Subscriber Line Charges, Carrier Common Line Charges, the Local Switching rate element and access Transport charges. The FCC also created a new Presubscribed Interexchange Carrier Charge rate element. The FCC clarified that incumbent LECs may not assess intrastate access charges on the purchasers of unbundled network elements or information service providers, and decided not to adopt any regulations governing the provision of terminating access by competitive LECs. In addition, the Commission announced that it will, in a subsequent Report and Order to be issued during summer 1997, provide detailed rules for implementing a market-based approach to further access charge reform. That process will give incumbent LECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The FCC also adopted a "prescriptive safeguard" to bring access rates to competitive levels in the absence of competition. (The foregoing is a nonexhaustive summary of the actions taken by the FCC with respect to access charge reform.)

Universal Service Reform. The FCC established a set of policies and rules ensuring that through increased direct customer and universal service subsidies, low-income consumers and consumers that live in rural, insular and high cost areas receive a defined set of local telecommunications services at affordable rates. The FCC also created new programs to subsidize connection of eligible schools, libraries and rural health care providers to telecommunications networks. These universal service programs will be funded by assessment of end-user telecommunications revenues of nearly all providers of interstate telecommunications carriers, including competitive LECs such as the Company. However, the Company also is eligible to qualify as a recipient of universal service support if it elects to serve areas designated for universal service support over its own network.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-B)

Exhibit                                                                              Page
Number                    Description                                                Number
------                    -----------                                                ------

11.1                      Computation of Primary Net Income
                          Per Share                                                  E-1

11.2                      Computation of Fully Diluted Net Income
                          Per Share                                                  E-2

27.0                      Financial Data Schedule                                    E-3


(a) Reports on Form 8-K

(b) On January 9, 1997, the Company filed with the SEC a Current Report on
Form 8-K dated January 6, 1997, to report that the employment of Richard A. Kozak, who was President and Chief Executive Officer - Corporate Services and Acting Chief Financial Officer was terminated. Jack E. Reich joined the Company as President and Chief Executive Officer of the Communications Services Division.

(b) On January 7, 1997, the Company filed with the SEC a Current Report on Form 8-K dated December 13, 1996, to report the Company acquired 100% of the outstanding capital stock of Cybergate, Inc. in exchange for 1,030,000 shares of Common Stock plus up to an additional 150,000 shares if certain performance goals are achieved.

(b) On February 7, 1997, the Company filed with the SEC a Current Report on Form 8-K dated February 7, 1997, to report the Company and MCImetro entered into an agreement in which MCI names ACSI as its preferred local provider for dedicated and transport services in 21 ACSI markets for at least a five year period. Pursuant to this preferred provider agreement, MCI will migrate current dedicated transport circuits in these markets to ACSI and ACSI will be listed as the first choice provider in MCI's provisioning system for all new dedicated access circuits in the designated markets. In connection with these agreements (collectively, the "MCI Transaction"), ACSI issues MCI warrants to purchase up to 620,000 shares of ACSI's Common Stock at $9.86 per share, subject to number and price adjustment in certain circumstances. ACSI has also agreed to issue warrants to purchase up to an aggregate of approximately 2.3 million additional shares of ACSI's Common Stock at fair market value on the date of grant in tranches every six months after execution of the preferred provider agreement, subject to, and a based upon, certain increases in revenues to ACSI generated under that agreement. Also, this Form 8-K reported that the Company filed a registration statement with the Securities and Exchange Commission for a proposed underwritten Public offering involving to $50 million of its Common Stock.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Communications Services, Inc.
                                          --------------------------------------
                                          (Registrant)


May 15, 1997
-------------------           --------------------------------------------------
                                   (Anthony J. Pompliano, Executive Chairman)


May 15, 1997
-------------------           --------------------------------------------------
                                   (David L. Piazza, Chief Financial Officer)