Form 10KSB/A
period 1996-12-31
AMERICAN COMMUNICATIONS SERVICES INC
filed 1997-06-18
CIK 932140

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON D.C. 20549

                               FORM 10 - KSB/A

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


================================================================================

Part III of the Registrant's Form 10-KSB is hereby amended to read as follows:

ITEM 9. EXECUTIVE OFFICERS AND DIRECTORS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth certain information regarding the directors and executive officers of the Company.

           NAME               AGE                    POSITION AND OFFICES HELD
---------------------------   ---    ----------------------------------------------------------
Anthony J. Pompliano.......   58     Executive Chairman of the Board Directors
Jack E. Reich..............   46     President and Chief Executive Officer -- Communications
                                     Services
George M. Tronsrue, III....   40     President and Chief Operating Officer -- Strategy and
                                     Technology Development
Riley M. Murphy............   41     Executive Vice President -- Legal and Regulatory Affairs,
                                     General Counsel and Secretary
David L. Piazza(1).........   42     Chief Financial Officer
George M. Middlemas(2).....   51     Director
Edwin M. Banks(3)..........   34     Director
Christopher L.
  Rafferty(2)..............   49     Director
Benjamin P. Giess..........   34     Director
Olivier L.
  Trouveroy(2)(3)..........   42     Director
Peter C. Bentz.............   32     Director

---------------
(1) Mr. Piazza's employment began on March 24, 1997.

(2) Member of Compensation Committee

(3) Member of Audit Committee

     Anthony J. Pompliano, Executive Chairman of the Board of Directors, has more than 30 years of experience in the telecommunications industry. Mr. Pompliano was elected a director of the Company in November 1993. He was co-founder and President of Metropolitan Fiber Systems, the predecessor organization to MFS Communications, a publicly-traded CLEC that was acquired by WorldCom, Inc. in December 1996. Mr. Pompliano served as President, CEO and Vice Chairman of MFS Communications from April 1988 until March 1991. He joined ACSI in August 1993 after the expiration of his non-competition agreement with MFS Communications. Before his association with MFS Communications and its predecessor, he was Vice President -- Operations and Sales for MCI Telecommunications International from 1981 to 1987, and prior thereto, was Vice President -- National Operations for Western Union International, Inc. from 1960 to 1981.

     Jack E. Reich, President and Chief Executive Officer -- Communications Services, had 22 years of telecommunications industry and management experience before joining ACSI in December 1996. For two and one-half years prior to joining ACSI, Mr. Reich was employed by Ameritech, Inc. as President of its Custom Business Service Organization, where Mr. Reich was responsible for full business marketing to Ameritech's largest customers for telecommunications services, advanced data services, electronic commerce and managed services/outsource initiatives. Prior to that, he served as President of MCI's Multinational Accounts organization and also served as MCI's Vice President of Products Marketing. Mr. Reich has also held sales and marketing positions at AT&T and ROLM Corp. Mr. Reich has a B.S. degree from St. Louis University and an MBA from the University of Chicago.

     George M. Tronsrue, III, President and Chief Operating Officer -- Strategy and Technology Development, had 17 years of telecommunications industry and management experience before joining ACSI in February 1994. Mr. Tronsrue served the Company as Executive Vice President -- Strategic Planning and Business Development from February 1994 until January 31, 1996. From 1993 until he joined ACSI in February 1994, Mr. Tronsrue was the Regional Vice President for the Central Region for Teleport Communications Group and the Vice President of Emerging Markets, responsible for start-up and profit and loss management of joint ventures with major cable television providers in eight major markets. From 1987 until 1992, he was a member of the initial management team at MFS, where he held senior positions in planning and market development, served as Vice President of Sales and the Vice President/General Manager for the initial start-up of MFS' New York operations, and served as the Executive Vice President for MFS-Intelenet. Prior to joining MFS, he was a Director of Operations for MCI Telecommunications International. Mr. Tronsrue has a B.S. degree in Applied Sciences and Engineering from the United States Military Academy at West Point.

     Riley M. Murphy, Executive Vice President -- Legal and Regulatory Affairs and Secretary, had twelve years of experience in the private practice of telecommunications regulatory law for inter-exchange, cellular, paging and other competitive telecommunication services prior to joining the Company. Since February 1995, she has served as an officer and director of The Association for Local Telecommunications Services. Ms. Murphy joined ACSI on a full-time basis in April 1994 and was senior counsel to Locke Purnell Rain Harrell, a Dallas-based law firm through December 1994. From 1987 to 1992, Ms. Murphy was a partner of Wirpel and Murphy, a telecommunications law firm she co-founded, and from 1992 to 1993 she was a sole practitioner. She holds a B.A. degree from the University of Colorado and a J.D. from the Catholic University of America and is admitted to practice law in the District of Columbia and Louisiana.

     David L. Piazza, Chief Financial Officer, joined the Company as of March 24, 1997. For ten years prior to joining the Company, Mr. Piazza was employed by MFS Communications in a variety of finance and senior management positions, most recently as the Senior Vice President and Chief Financial Officer of MFS Telecom, Inc., a subsidiary of MFS Communications. Prior to his employment with MFS Communications, Mr. Piazza was employed by AT&T for four years in its finance and support divisions. Mr. Piazza received his B.S. degree in Accountancy from the University of Illinois and holds a CPA.

     As part of the December 1996 management reorganization, Richard A. Kozak, who had previously served as the Company's President and Chief Executive Officer, was named President and Chief Executive Officer -- Corporate Services. Mr. Kozak was also appointed as ACSI's Acting Chief Financial Officer, replacing Harry D'Andrea who had resigned as ACSI's Chief Financial Officer in November 1996. Effective February 2, 1997, Mr. Kozak's employment was terminated, with each of Mr. Kozak and the Company claiming the termination was the result of the other party's breach of his employment agreement. The parties have settled their dispute relating to the cause of Mr. Kozak's termination. See
"-- Employment Agreements."

     The Board is comprised of seven members, four of whom were elected by the holders of the Common Stock and three of whom were elected by the holders of the Preferred Stock, which shares were automatically converted into Common Stock on April 15, 1997, upon consummation of the Public Offering. Beginning at the Annual Meeting, the Board will be elected by the holders of the Common Stock. All directors of the Company hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and any persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (SEC) reports of ownership and changes in ownership of the Company's Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, the Company believes that there was compliance for the period from June 30, 1996 to December 31, 1996 with all Section 16 filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners.

ITEM 10. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS.

     The following table provides a summary of compensation for the fiscal period ended December 31, 1996 and for each of the three fiscal years ended June 30, 1996, 1995 and 1994, with respect to the Company's Chief Executive Officer, and the other five most highly compensated officers of the Company during the fiscal year ended June 30, 1996 whose annual salary and bonus during such fiscal year exceeded $100,000 (collectively, the "Named Officers"):

  Summary Compensation Table

                                                                                      LONG-TERM
                                                                                     COMPENSATION
                                                                                        AWARDS
                                                    ANNUAL COMPENSATION              ------------
                                          ---------------------------------------     NUMBER OF
                                                                       OTHER          SECURITIES
 NAME AND PRINCIPAL POSITION                                          ANNUAL          UNDERLYING      ALL OTHER
     ON DECEMBER 31, 1996        YEAR      SALARY      BONUS      COMPENSATION(1)     OPTIONS(2)     COMPENSATION
------------------------------   -----    --------    --------    ---------------    ------------    ------------
Anthony J. Pompliano..........    1996*   $124,167    $ 75,000(3)     $    --                 --       $  2,574(4)
    Executive Chairman of the     1996     239,583     175,000(3)          --                 --          6,187(4)
    Board of Directors            1995     219,500     175,000(3)          --            500,000          6,977(4)
                                  1994     110,000          --         25,000(5)       1,349,899         61,507(6)

Jack E. Reich(7)..............    1996*     20,883          --             --          1,200,000
    President and Chief
    Executive Officer --
    Communications Services
George M. Tronsrue............    1996*    100,000          --             --                 --          2,400(4)
    President and Chief           1996     191,128      54,116(8)          --             50,000          4,800(4)
      Operating                   1995     150,000     135,417(8)      68,800(9)         350,001(10)         --
    Officer -- Strategy and       1994      53,827      50,000             --                                --
    Technology Development....
Riley M. Murphy...............    1996*     91,250          --             --                 --             --
    Executive Vice                1996     162,499      81,500(11)      37,004(9)         50,000          3,536(4)
      President --                1995     150,000      81,500(12)          --           250,001(10)      9,783(4)
    Legal and Regulatory          1994      37,500          --         48,620(13)                            --
    Affairs, General Counsel
      and
    Secretary
Robert H. Ottman(14)..........    1996*     90,667          --             --                 --             --
    Executive Vice President/     1996     170,000      50,000(3)     100,000(9)              --             --
    Network Services and          1995      28,333          --             --            250,000             --
    Technical Support
Richard A. Kozak(15)..........    1996*    129,167     137,500(3)          --             83,334(16)      2,700(4)
    President and Chief           1996     232,885     200,000(3)          --                 --          5,400(4)
      Executive                   1995     184,378     175,000(3)          --            399,999(16)      3,750(4)
    Officer -- Corporate          1994      87,500          --         39,728(5)         899,932             --
      Services
    and Acting Chief Financial
    Officer

---------------
  * Subsequent to June 30, 1996, the Company changed its fiscal year-end to December 31. Information is for the six months ended December 31, 1996.

 (1) Excludes perquisites and other personal benefits that in the aggregate do not exceed 10% of the Named Officers' total annual salary and bonus.

 (2) See information provided in "Option Grants in Fiscal Year Ended June 30, 1996 and Fiscal Period Ended December 31, 1996" and "December 31, 1996 Option Values."

 (3) Represents cash bonuses received for attainment of certain performance goals.

 (4) Represents payments received for medical or disability insurance in excess of that provided to other employees and/or car allowances and, for Ms. Murphy, includes payments of $6,423 of premiums in connection with professional liability insurance for the period prior to her employment with the Company.

 (5) Consists of amounts paid to Messrs. Pompliano and Kozak as consultants for services rendered prior to their employment by the Company in August 1993 and November 1993, respectively.

 (6) Consists of $20,000 received as compensation in connection with the Company's November 1993 sale of 400,000 shares of Common Stock and $41,507 received as compensation in connection with the Company's June 1994 issuance of $4,300,720 principal amount of 15% convertible notes.

 (7) Mr. Reich commenced employment with the Company in December 1996.

 (8) Represents an installment of a $244,500 bonus, $54,116 of which was paid on February 24, 1997.

 (9) Includes $65,000, $100,000 and $37,004 paid to Messrs. Tronsrue and Ottman and Ms. Murphy, respectively, in connection with relocation and moving expenses relating to the relocation of the Company's headquarters to Annapolis Junction, Maryland.

(10) 150,000 of these options were originally granted in the fiscal year ended June 30, 1994 at an exercise price of $2.50 per share and such exercise price was subsequently reduced to $2.25 per share in connection with the Company's October 1994 private placement.

(11) Represents an installment of a $244,500 cash bonus, $81,500 of which was paid in January 1997.

(12) This payment represents the first installment of a $244,500 cash bonus.

(13) Consists of $43,620 received for performing legal services for the Company as outside counsel and a $5,000 for location expenses.

(14) Mr. Ottman commenced employment with the Company in May 1995 and his employment was terminated in February 1997.

(15) Mr. Kozak served as the Company's President and Chief Executive Officer during fiscal year 1996. He became Acting Chief Financial Officer in December 1996 upon the resignation of the Company's previous Chief Financial Officer. In connection with the Company's December 1996 management reorganization, Mr. Kozak became President and Chief Executive Officer -- Corporate Services. Effective February 2, 1997, Mr. Kozak's employment with the Company was terminated.

(16) In connection with the settlement of the dispute relating to the termination of Mr. Kozak's employment, all of the options granted in fiscal period ended December 31, 1996 and options to purchase 83,333 shares granted in fiscal year ended June 30, 1995 were canceled. See
     "-- Employment Agreements."

  Option Grants in Fiscal Year Ended June 30, 1996 and Fiscal Period Ended December 31, 1996

     The following table contains information concerning the grant of stock options to the Named Officers during the fiscal year ended June 30, 1996 and the fiscal period ended December 31, 1996.

                              INDIVIDUAL GRANTS(1)

                                      NUMBER OF     % OF TOTAL
                                      SECURITIES     OPTIONS                     MARKET PRICE
                                      UNDERLYING    GRANTED TO    EXERCISE OR    OF UNDERLYING
                                       OPTIONS      EMPLOYEES     BASE PRICE     SECURITIES ON    EXPIRATION
               NAME                    GRANTED      IN PERIOD     (PER/SHARE)    DATE OF GRANT       DATE
-----------------------------------   ----------    ----------    -----------    -------------    ----------
Anthony J. Pompliano...............          --           --             --              --               --
Jack E. Reich......................     200,000        13.95%       $ 9.375         $11.625          12/1/02
                                        200,000        13.95          9.375          11.625          12/1/03
                                        200,000        13.95          9.375          11.625          12/1/04
                                        200,000        13.95          9.375          11.625          12/1/05
                                        400,000        27.90          9.375          11.625         12/31/07
George M. Tronsrue, III............      25,000(2)      2.20           3.40           3.875          2/22/03
                                         25,000(3)      2.20           3.40           3.875          2/22/04
Riley M. Murphy....................      25,000(2)      2.20           3.40           3.875          3/30/03
                                         25,000(3)      2.20           3.40           3.875          3/30/04
Robert H. Ottman...................          --           --             --              --               --
Richard A. Kozak...................      83,334         5.80          15.00           11.75         11/15/04(4)

---------------
(1) Mr. Tronsrue and Ms. Murphy were granted options in fiscal year ended June 30, 1996, and Messrs. Reich and Kozak were granted options in the fiscal period ended December 31, 1996.

(2) These options were granted on July 6, 1995, with an exercise price of $3.40. Mr. Tronsrue's options will vest on February 23, 1998 and Ms. Murphy's options will vest on March 31, 1998 provided, in each case, that he or she does not voluntarily terminate his or her employment with the Company or is not terminated for cause prior to the applicable vesting date.

(3) These options were granted on July 6, 1995, with an exercise price of $3.40. Mr. Tronsrue's options will vest on February 23, 1999 and Ms. Murphy's options will vest on March 31, 1999 provided, in each case, that he or she does not voluntarily terminate his or her employment with the Company or is not terminated for cause prior to the vesting date.

(4) These options were canceled in connection with the settlement of the dispute relating to the termination of Mr. Kozak's employment. See "-- Employment Agreements."

  December 31, 1996 Option Values

     The following table sets forth the value of unexercised options held by the Named Officers as of December 31, 1996. None of the Named Officers exercised options during the fiscal year ended June 30, 1996 or the fiscal period ended December 31, 1996.

                                                                                   VALUE OF UNEXERCISED
                                             NUMBER OF UNEXERCISED                OPTIONS AT DECEMBER 31,
                                         OPTIONS AT DECEMBER 31, 1996                     1996(1)
                                         -----------------------------         -----------------------------
                 NAME                    EXERCISABLE     UNEXERCISABLE         EXERCISABLE     UNEXERCISABLE
--------------------------------------   -----------     -------------         -----------     -------------
Anthony J. Pompliano..................     1,599,899         250,000           $15,455,253      $ 1,987,500
Jack E. Reich.........................            --       1,200,000                    --        1,650,000
George M. Tronsrue, III...............       250,000         150,000             2,125,000        1,217,500
Riley M. Murphy.......................       137,501         162,501             1,168,759        1,323,759
Robert H. Ottman......................       100,000         150,000(2)            775,000        1,162,500
Richard A. Kozak......................     1,133,265         250,000(3)         10,824,326          970,825

---------------
(1) Represents the difference between the per share exercise price of the unexercised options and $10.75, the last sale price on December 31, 1996, as reported by the Nasdaq Stock Market.

(2) The vesting of options to purchase 75,000 of these shares was accelerated in connection with the termination of Mr. Ottman's employment in February 1997.

(3) Of these, options to purchase 166,667 shares were canceled and the vesting of options to purchase an additional 83,333 shares was accelerated in connection with the settlement of the dispute relating to the termination of Mr. Kozak's employment. See "-- Employment Agreements."


Employment Agreements

     Anthony J. Pompliano. The Company is party to an employment agreement with Anthony J. Pompliano, its Executive Chairman, which terminates on August 23, 1998. Under the terms of the agreement, as amended, Mr. Pompliano is entitled to an annual base salary of $250,000 and a cash bonus of up to $200,000 for each of the 1997 and 1998 fiscal years based upon the Company's achievement of certain performance goals for the relevant fiscal year. Under this employment agreement, Mr. Pompliano has been granted options to purchase an aggregate of 1,849,899 shares of the Company's Common Stock at exercise prices ranging from $.875 per share to $2.80 per share. Mr. Pompliano has the right to obtain a 30-day loan from the Company for the purpose of paying the aggregate exercise price of the options granted to him.

     Mr. Pompliano has the right, for 90 days after termination of his employment (unless he is terminated by the Company "for cause" or he voluntarily resigns), to sell to the Company up to $1.0 million in then market value of shares of Common Stock issued or issuable pursuant to the options granted to Mr. Pompliano under his employment agreement, at a price equal to the publicly-traded price of the Common Stock, less the exercise price of the options with respect to unexercised options; provided, however, this right cannot be exercised unless at least 5,000,000 shares of Common Stock are owned by non-affiliates of the Company at the time of his request and the market value of the outstanding Common Stock is at least $300 million. Mr. Pompliano's employment agreement also contains non-compete, non-solicitation and confidentiality provisions.

     Jack E. Reich.  The Company is party to an employment agreement with Jack
E. Reich, its President and Chief Executive Officer -- Communications Services, which terminates on December 31, 2000, extendable for one year by mutual agreement. Under the terms of this agreement, Mr. Reich is entitled to a minimum annual base salary of $250,000, a cash bonus of $100,000 in 1997 and annual bonuses of between $150,000 and $350,000 based on the Company's achievement of certain performance goals. Under this employment agreement, Mr. Reich was granted an option to purchase 1,200,000 shares of Common Stock at an exercise price $9.375 per share. These options vest in installments between December 1997 and December 2001, subject to Mr. Reich's continued employment. Mr. Reich's employment agreement also contains a two year non-compete/non-solicit provision.

     George M. Tronsrue, III. The Company is party to an employment agreement with George M. Tronsrue, III, its President and Chief Operating
Officer -- Strategy and Technology Development, which terminates on February 23, 1999. The agreement, as amended, calls for an annual salary $200,000, a $400 per month car allowance and a guaranteed bonus of $244,500 payable in annual installments through February 1997. Under the terms of this employment agreement, Mr. Tronsrue has been granted stock options to purchase an aggregate of 400,000 shares of Common Stock at prices ranging from $2.25 per share to $3.40. Furthermore, the Company has, upon Mr. Tronsrue's request, extended a loan to Mr. Tronsrue in the aggregate amount of $195,000, bearing simple interest at the rate of 8% per year and payable on the second anniversary of the loan. Mr. Tronsrue's employment agreement also contains a two year non-compete/non-solicit provision. See "Certain Relationships and Related Transactions."

     Riley M. Murphy. The Company is party to an employment agreement with Riley M. Murphy, its Executive Vice President for Legal and Regulatory Affairs, which terminates on March 31, 1999. This agreement, as amended, calls for an annual salary of $175,000 and a guaranteed bonus of $244,500, payable in annual installments through January 1997. Under this employment agreement, Ms. Murphy was granted options to purchase an aggregate of 300,002 shares of Common Stock at prices ranging from $2.25 per share to $3.40 per share. Ms. Murphy's employment agreement also contains a two year non-compete/non-solicit provision.

     Robert H. Ottman. The Company is party to an employment agreement with Robert Ottman, pursuant to which Mr. Ottman's employment was terminated in February 1997. In connection with Mr. Ottman's termination, the Company accelerated the vesting of options to purchase 75,000 shares of Common Stock having an exercise price of $3.00 per share and paid Mr. Ottman a lump sum of approximately $44,000 as severance. Mr. Ottman's employment agreement contains a two year non-compete/non-solicit provision.

     Richard A. Kozak. The Company was party to an employment agreement with Richard A. Kozak, which was terminated effective February 2, 1997. Each of the parties initially claimed the termination was the result of a breach of the employment agreement by the other party. In settlement of their dispute and related litigation concerning Mr. Kozak's termination, the parties agreed, among other things, that Mr. Kozak was to (i) receive $300,000 in cash, payable by the Company in three equal installments on April 1, July 1 and October 1, 1997, (ii) forfeit 166,667 of his unvested options, and (iii) execute a 180-day Lock-Up Agreement with the underwriters of the Public Offering for all but 150,000 of the shares underlying his vested options and 80,000 other shares he holds. The Company also accelerated the vesting of Mr. Kozak's remaining 83,333 options which had not vested at the time of his termination. Mr. Kozak also agreed to certain non-compete, non-solicitation and confidentiality provisions expiring on December 31, 1997. Under his employment agreement, Mr. Kozak had been granted stock options to purchase an aggregate of 1,383,265 shares of the Company's Common Stock at exercise prices ranging from $0.875 per share to $15.00 per share, of which options to purchase 1,133,265 shares had vested as of his termination. In January 1997, Mr. Kozak exercised options to purchase 100,000 of these shares.

     The shares of Common Stock underlying the stock options held by Messrs. Pompliano and Tronsrue and Ms. Murphy which are discussed above are subject to a registration rights agreement. Mr. Pompliano waived his right to demand an underwritten registration of at least 300,000 shares of Common Stock until 120 days after April 15, 1997, the date the Company's underwritten public offering of Common Stock was consummated (the "Public Offering"). The Company has agreed to use its best efforts to have Mr. Reich's shares included in the Registration Rights Agreement.

ITEM 11. STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of May 31, 1997, certain information regarding the beneficial ownership of the Company's Common Stock outstanding (assuming the exercise of options and warrants exercisable on or within 60 days of such date by (i) each person who is known to the Company to own 5% or more of the Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the Named Officers and (iv) all executive officers and directors of the Company as a group.

     Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares that are shown as beneficially owned by them.

                                                                       NUMBER       PERCENTAGE OF
                     NAME OF BENEFICIAL OWNER(1)                    OF SHARES(2)      TOTAL(3)
    -------------------------------------------------------------   ------------    -------------
    Anthony J. Pompliano(3)......................................      1,662,499          4.4%
    Jack E. Reich................................................             --           --
    George M. Tronsrue, III(4)...................................        300,000            *
    Riley M. Murphy(5)...........................................        193,752            *
    George M. Middlemas(6).......................................      1,748,147          4.9
    Christopher Rafferty(7)......................................          8,000            *
    Edwin M. Banks(7)............................................             --           --
    Peter C. Bentz(7)............................................             --           --
    Olivier L. Trouveroy(8)......................................             --           --
    Benjamin P. Giess(8).........................................             --           --
    Richard A. Kozak(9)..........................................      1,041,598          2.8
    Robert H. Ottman(10).........................................        175,000            *
    The Huff Alternative Income Fund, L.P.(11)...................     14,286,960         39.6
    ING Equity Partners, L.P. I(12)..............................      7,946,828         22.1
    First Analysis Corporation(13)...............................      3,156,420          8.8
    All executive officers and directors as a group (10
      persons)...................................................      2,520,800          6.6

---------------
  *  Less than one percent.

 (1) The address of all officers and directors listed above is in the care of the Company.

 (2) The percentage of total outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially owned by such stockholder as of May 31, 1997 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of the Record Date plus (B) the number of shares of Common Stock issuable upon the exercise of options or warrants held by such stockholder which were exercisable on May 31, 1997 or will become exercisable within 60 days thereafter ("currently exercisable"). Gives effect to conversion of 183,754 shares of Series A-1 Preferred Stock into 7,350,160 shares of Common Stock and conversion of 277,500 shares of Series B Preferred Stock into 9,910,704 shares of Common Stock, all of which occurred automatically upon consummation of the Public Offering.

 (3) Includes currently exercisable options to purchase 1,662,399 shares.

 (4) Includes currently exercisable options to purchase 300,000 shares.

 (5) Includes currently exercisable options to purchase 193,752 shares.

 (6) Includes currently exercisable options to purchase 20,000 shares. Also includes 788,905 shares of Common Stock owned by Apex II and 278,973 shares of Common Stock owned by Apex I. Mr. Middlemas is a general partner of Apex Management Partnership which is the general partner of Apex I and Apex II. Mr. Middlemas disclaims beneficial ownership of the shares owned by Apex I and Apex II, except to the extent of his ownership in the general partner of Apex I and in the general partner of Apex II.

 (7) Messrs. Banks and Bentz are employees of W.R. Huff Asset Management Co., L.L.C., an affiliate of Huff. Mr. Rafferty is an employee of WRH Partners, L.L.C., the general partner of Huff. Messrs. Rafferty, Bentz and Banks disclaim beneficial ownership of all shares held by Huff.

 (8) Mr. Trouveroy is a Managing Partner of ING and Mr. Giess is a Partner of ING. Messrs. Trouveroy and Giess disclaim beneficial ownership of all shares held by ING.

 (9) Includes currently exercisable options to purchase 1,041,598 shares. Mr. Kozak's employment was terminated effective February 2, 1997. See "Certain Transactions."

(10) Includes currently exercisable options to purchase 175,000 shares. Mr. Ottman's employment with the Company was terminated in February 1997.

(11) Includes currently exercisable warrants to purchase 200,000 shares. The address for Huff is 1776 On the Green, 67 Park Place, Morristown, NJ 07960.

(12) Includes currently exercisable warrants to purchase 100,000 shares. The address for ING is 135 East 57th Street, 16th Floor, New York, NY 10022.

(13) Includes 1,034,465 shares of Common Stock owned by Apex II. Includes 103,800 and 175,173 shares of Common Stock owned by Apex I. Includes 359,214 and 732,213 shares of Common Stock owned by The Productivity Fund II, L.P. ("Productivity"). Includes 714,293 shares of Common Stock owned by Environmental Private Equity Fund II, L.P. ("EPEF"). First Analysis Corporation ("FAC") is an ultimate general partner of Apex I, Apex II, Productivity and EPEF and may be deemed to be the beneficial owner of the shares owned by them. FAC disclaims beneficial ownership of these shares. This information was obtained from a Schedule 13D filed with the Securities and Exchange Commission on August 4, 1995, as amended from time to time. The address for First Analysis Corporation is 233 South Wacker Drive, Suite 9600, Chicago, IL 60093.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In June 1995, the Company completed a private placement of its Series B Preferred Stock, of which ING purchased an aggregate of 100,000 shares of Preferred Stock, warrants to purchase 428,571 shares of Common Stock at an exercise price of $0.01 per share and a warrant to purchase 100,000 shares of Common Stock at an exercise price of $2.50 per share. Huff and certain of its affiliates purchased an aggregate of 100,975 shares of the Preferred Stock, warrants to purchase 432,749 shares of Common Stock at an exercise price of $0.01 per share, a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.79 per share and a warrant to purchase 100,000 shares at an exercise price of $2.50 per share. Apex and certain of its affiliates purchased an aggregate of 21,000 shares of the Preferred Stock and warrants to purchase an aggregate of 90,000 shares of Common Stock at an exercise price of $0.01 per share. The price per unit in the June 1995 private placement was $100. Pursuant to the Series B Purchase Agreement, in November 1995, ING purchased 50,000 additional shares of the Series B Preferred Stock and exercised a warrant entitling ING to purchase 214,286 shares of Common Stock at an exercise price of $0.01 per share. In connection with these private placements, the Company entered into the Registration Rights Agreement dated June 26, 1995, among the holders of the Preferred Stock, certain holders of Common Stock and certain holders of options or warrants convertible into Common Stock (the "Registration Rights Agreement") wherein the parties were granted piggy-back registration rights with respect to any registration statements (other than Registration Statements filed on Forms S-4 or S-8) filed by the Company with the Commission at any time prior to the sixth anniversary of the Registration Rights Agreement, and certain demand registration rights following the occurrence of, among other things, a Qualifying Offering.

     The Company also entered into the Stockholders' Agreement, dated as of June 26, 1995, with the holders of the Preferred Stock, Anthony J. Pompliano and Richard A. Kozak, the provisions of which terminated upon consummation of the Public Offering. The Stockholders' Agreement, among other things, generally restricted the transfer of the Company's stock owned by the parties to the agreement, with the exception of stock sold: (i) in a public offering pursuant to an effective registration statement under the Securities Act or (ii) in the public market pursuant to Rule 144 under the Securities Act. The agreement further provided the stockholders with rights of first refusal in the case of sales initiated by stockholders that are parties to the agreement and certain "tag-along" rights which allow the stockholders to sell a proportionate amount of their stock in the event a stockholder proposed to sell such stock to an unrelated purchaser.

     In response to voting rights issues raised by the NASDAQ Stock Market staff concerning the Company's governance structure as set forth in a Governance Agreement between the Company and certain of the holders of the Preferred Stock dated November 8, 1995, the Company amended its Charter, which amendments were approved by the stockholders of the Company on January 26, 1996, such that, until the conversion of the Preferred Stock to Common Stock and except in certain events (which did not occur prior to the conversion of the Preferred Stock), the Board was required to be comprised of seven members, four of whom were to be elected by the holders of the Company's Common Stock and three of whom were to be elected by the holders of the Company's Preferred Stock. On February 26, 1996, the Company and the other parties to the Governance Agreement amended its terms to be consistent with the provisions of the Charter. The amended Governance Agreement terminated upon conversion of the Preferred Stock.

     The Company was party to an employment agreement with Richard A. Kozak, which was terminated effective February 2, 1997. Each of the parties initially claimed the termination was the result of a breach of the employment agreement by the other party. In settlement of their dispute and related litigation concerning Mr. Kozak's termination, the parties agreed, among other things, that Mr. Kozak (i) receives $300,000 in cash, payable by the Company in three equal installments on April 1, July 1 and October 1, 1997, (ii) forfeited 166,667 of his unvested options, and (iii) execute a 180-day Lock-Up Agreement with the Underwriters of the Public Offering for all but 150,000 of the shares underlying his vested options and 80,000 other shares he holds. The Company agreed to accelerate the vesting of Mr. Kozak's remaining 83,333 options which had not vested at the time of his termination. Mr. Kozak also waived all rights under the Registration Rights Agreement. Mr. Kozak also agreed to certain non-compete, non-solicitation and confidentiality provisions expiring on December 31, 1997. Under his employment agreement, Mr. Kozak had been granted stock options to purchase an aggregate of 1,383,265 shares of the Company's Common Stock at exercise prices ranging from $0.875 per share to $15.00 per share, of which options to purchase 1,133,265 shares had vested as of his termination. In January 1997, Mr. Kozak exercised options to purchase 100,000 of these shares.

     In connection with, and as a condition precedent to the consummation of the Public Offering, the Company sold 2,099,125, 1,364,432 and 136,443 shares of Common Stock to Huff, ING and affiliates of First Analysis Corporation, respectively. The per share price for the shares sold to these principal stockholders was $4.70 (the same price paid to the Company by the Underwriters for the 4,400,000 shares sold in the Public Offering) for aggregate proceeds to the Company equal to $16,920,000. Additionally, these stockholders elected to receive an aggregate of 1,603,241 shares of Common Stock in lieu of approximately $7.6 million of accrued dividends payable upon conversion of the Preferred Stock they held. See "Stock Ownership of Certain Beneficial Owners and Management."

     On April 28, 1997, the Company extended a loan in the principal amount of $195,000 to George M. Tronsrue, III, the Company's President and Chief Operating Officer -- Strategy and Technology Development. The loan bears interest at 8% per annum and is due and payable no later than April 28, 1999. Mr. Tronsrue must prepay all amounts outstanding if his employment terminates earlier than April 28, 1999, and he must use net proceeds from the sale of any of his shares of Common Stock prior to April 28, 1999 to prepay any principal and interest then outstanding.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 18, 1997.


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


         Signature                                   Title                                   Date
         ---------                                   -----                                   ----
         /s/ ANTHONY J. POMPLIANO           Chairman of the Board of Directors          June 18, 1997
         ------------------                 (Principal Executive Officer)
         Anthony J. Pompliano

         /s/ DAVID L. PIAZZA                Chief Financial Officer                     June 18, 1997
         ------------------                 (Principal Financial and Accounting
         David L. Piazza                     Officer)

         /s/ EDWIN M. BANKS                 Director                                    June 18, 1997
         ------------------
         Edwin M. Banks

         /s/ PETER C. BENTZ                 Director                                    June 18, 1997
         ------------------
         Peter C. Bentz

         /s/ BENJAMIN P. GIESS              Director                                    June 18, 1997
         ---------------------
         Benjamin P. Giess

         /s/ GEORGE M. MIDDLEMAS            Director                                    June 18, 1997
         -----------------------
         George M. Middlemas

         /s/ CHRISTOPHER L. RAFFERTY        Director                                    June 18, 1997
         ---------------------------
         Christopher L. Rafferty

         /s/ OLIVIER L. TROUVEROY           Director                                    June 18, 1997
         ------------------------
         Olivier L. Trouveroy