Form 10QSB
period 1997-06-30
AMERICAN COMMUNICATIONS SERVICES INC
filed 1997-08-14
CIK 932140

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549

                                 FORM 10 - QSB

          X    Quarterly report under Section 13 or 15(d) of the Securities
         ---   Exchange Act of 1934


         For the quarterly period ended:   June 30, 1997
                                           -------------

         ---   Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from                    to
                                        ------------------   ------------------

         Commission File number  0 - 25314

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                     --------------------------------------
       (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


               DELAWARE                       52-1947746
               --------                       ----------
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

         YES        X               NO
             ------------             ----------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 11, 1997, Common
Stock, Par Value $0.01 - 36,210,387               ------------------------------
-----------------------------------


     Transitional Small Business Disclosure Format:

         YES                   NO        X
            -----------             -----------

                     AMERICAN COMMUNICATIONS SERVICES, INC.
                                 FORM 10 - QSB

                                     INDEX



                                      PART I. FINANCIAL INFORMATION
                                      -----------------------------                      PAGE
                                                                                        NUMBER
                                                                                        ------
Item 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets  - December 31, 1996
         and June 30, 1997                                                                3

         Condensed Consolidated Statements of Operations - Three and Six
         Months Ended June 30, 1996 and 1997                                              5

         Condensed Consolidated Statements of  Cash Flows -  Six Months
         Ended June 30, 1996 and 1997                                                     6

         Notes to Unaudited Condensed Consolidated Interim
         Financial Statements                                                             7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                       12


                                       PART II. OTHER INFORMATION
                                       --------------------------

Item 1.  Legal Proceedings                                                               17

Item 2.  Changes in Securities                                                           17

Item 4.  Submission of Matters to a Vote of Security Holders                             18

Item 6.  Exhibits and reports on Form 8-K                                                19

Signatures                                                                               21

                                     Part I
                             Financial Information

Item 1 - Financial Statements

                     American Communications Services, Inc.
                     Condensed Consolidated Balance Sheets

                                               December 31, 1996    June 30, 1997
                                                                      (UNAUDITED)
Assets
Current Assets
   Cash and Cash equivalents                     $  78,618,544    $   8,499,115
   Restricted cash                                   2,342,152        5,156,258
   Accounts receivable, net                          2,429,077        6,653,925
   Other current assets                              1,202,711        1,461,345
                                                 -------------    -------------
         Total current assets                       84,592,484       21,770,643
                                                 -------------    -------------
Networks, furniture and equipment, gross           144,403,123      219,933,362
         (less: Accumulated depreciation)           (8,320,372)     (17,029,394)
                                                 -------------    -------------
                                                   136,082,751      202,903,968
Deferred financing fees                              8,380,283       10,340,377
Goodwill (net of accumulated amortization)                  --        7,748,679
Other assets                                           982,649          617,309
                                                 -------------    -------------
         Total assets                            $ 230,038,167    $ 243,380,976
                                                 -------------    -------------

Liabilities, Redeemable Stock, Options and
Warrants and Stockholders' Equity

Current Liabilities
   Accounts payable                              $  33,587,407    $  28,621,966
   Accrued liabilities                               4,132,132        5,097,044
   Notes payable - current portion                     872,031        1,325,532
                                                 -------------    -------------
         Total current liabilities                  38,591,570       35,044,542
                                                 -------------    -------------
Long Term Liabilities
   Notes payable                                   209,538,226      223,753,180
   Other Long Term Liabilities                              --          808,781
   Dividends payable                                 6,945,943               --
                                                 -------------    -------------
         Total liabilities                         255,075,739      259,606,503
                                                 -------------    -------------




See accompanying notes to unaudited condensed consolidated interim financial statements

                     American Communications Services, Inc.
                     Condensed Consolidated Balance Sheets

                                                         December 31, 1996     June 30, 1997
                                                                               (UNAUDITED)

Liabilities, Redeemable Stock, Options
and Warrants and Stockholders' Equity  (continued)

Redeemable stock, options and warrants                       2,000,000        2,000,000
                                                         -------------    -------------

Stockholders' Equity
   Preferred stock, $1.00 par value, 186,664
   shares authorized and designated as 9% Series A-1
   Convertible Preferred Stock, 186,664 and 0
   shares, respectively, issued and outstanding                186,664               --
   Preferred stock, $1.00 par value, 277,500
   shares designated as 9%
   Series B Convertible Preferred Stock, authorized,
   277,500 and 0, respectively, issued and outstanding         277,500               --
   Common Stock, $0.01 par value,
   75,000,000 shares authorized, 6,784,996
   and 35,926,902 shares, respectively, issued
   and outstanding                                              67,850          359,269
   Additional paid-in-capital                               54,870,194      113,564,536
   Accumulated deficit                                     (82,439,780)    (132,149,332)
                                                         -------------    -------------

Total stockholders' equity/(deficit)                       (27,037,572)     (18,225,527)
                                                         -------------    -------------

Total Liabilities, Redeemable Stock,
Options and Warrants and
Stockholders' Equity/(deficit)                           $ 230,038,167    $ 243,380,976
                                                         -------------    -------------







See accompanying notes to unaudited condensed consolidated interim financial statements

                     American Communications Services, Inc.
                Condensed Consolidated Statements of Operations
                                  (UNAUDITED)


                                                               For the three months ended             For the six months ended
                                                              June 30,           June 30,            June 30,            June 30,
                                                              1996                1997                 1996                1997
                                                              ----                ----                 ----                ----
Revenues                                                   $  1,609,621        $ 11,615,836        $  2,426,260        $ 19,792,511
Operating Expenses
    Network, development and operations                         388,347           9,357,277           2,342,861          18,026,390
    Selling, general and administrative                       7,735,834          15,893,562          10,386,097          29,818,429
    Non-cash  compensation expense                             (454,339)            584,458           1,531,426             824,002
    Depreciation and  amortization                            1,685,765           5,338,596           2,315,769           9,456,250
                                                           ------------        ------------        ------------        ------------

Total Operating Expenses                                      9,355,607          31,173,893          16,576,153          58,125,071

Non-operating income/expenses
    Interest and other income                                (2,970,916)           (193,620)         (3,632,229)         (1,077,691)
    Interest and other expense                                4,141,366           6,287,621           7,641,990          12,420,763
                                                           ------------        ------------        ------------        ------------

Net loss before minority interest                             8,916,436          25,652,058          18,159,654          49,675,632

Minority interest                                              (154,671)               --              (256,745)               --
                                                           ------------        ------------        ------------        ------------

Net loss                                                      8,761,765          25,652,058          17,902,909          49,675,632
                                                           ------------        ------------        ------------        ------------

Preferred stock dividends/accretion                           1,061,344             106,201           2,016,833           1,094,839
                                                           ------------        ------------        ------------        ------------

Net loss to common stockholders                               9,823,109          25,758,259          19,919,742          50,770,471
                                                           ------------        ------------        ------------        ------------

Net loss per common/common                                       ($1.49)             ($0.92)             ($3.03)             ($2.82)
equivalent share                                           ------------        ------------        ------------        ------------


Average number of common/common
equivalent shares outstanding                                 6,605,501          28,025,238           6,572,061          17,994,161
                                                           ------------        ------------        ------------        ------------





See accompanying notes to unaudited condensed consolidated interim financial statements

                     American Communications Services, Inc.
                Condensed Consolidated Statements of Cash Flows
                                  (UNAUDITED)

                                                                For the six months ended
                                                           June 30, 1996      June 30, 1997
                                                           -------------      -------------
Cash Flow from Operating Activities

Net Loss                                                  $ (17,902,909)   $ (49,675,632)

Adjustments to reconcile net loss to net cash
used in operating activities
         Depreciation and amortization                        2,294,569        9,456,250
         Interest deferral and accretion                      7,573,427       12,239,366
         Amortization of deferred financing fees                668,317          473,666
         Provision for doubtful accounts                        151,934          859,621
         Loss attributable to minority interest                (324,012)            --
         Noncash compensation                                 1,531,426          824,002
         Changes in operating assets and liabilities
                  Restricted cash related to
                    operating activities                           --         (2,814,106)
                  Trade accounts receivable                    (330,530)      (5,084,469)
                  Other current assets                         (458,272)        (258,634)
                  Other assets                                 (107,574)         365,340
                  Accounts payable                           16,271,487       (4,162,403)
                  Other accrued liabilities                  (1,666,634)         964,912
                                                          -------------    -------------
Net cash provided by (used in) operating activities           7,701,229      (36,812,087)
                                                          -------------    -------------
Cash flows from investing activities
         Restricted cash related to network activities         (890,152)            --
         Purchase of furniture and equipment                 (1,538,943)      (4,911,864)
         Network development costs                          (41,660,076)     (68,301,375)
                                                          -------------    -------------
Net cash (used in) investing activities                     (44,089,171)     (73,213,239)
                                                          -------------    -------------
Cash flows from financing activities
         Issuance of notes payable and warrants              66,234,486        1,737,297
         Issuance of common stock                                  --         40,702,000
         Issuance of Series B Preferred Stock                   274,682
         Payment of notes payable                                  --           (238,291)
         Payment of dividends                                      --           (290,193)
         Payment of deferred financing fees                  (3,459,582)      (3,299,499)
         Warrant and stock option exercises                     279,233        1,294,583
                                                          -------------    -------------
Net cash flow provided by financing activities               63,328,819       39,905,897
                                                          -------------    -------------
Net increase/(decrease) in cash and cash equivalents         26,940,877      (70,119,429)
Cash and cash equivalents - beginning of period           $ 107,175,104    $  78,618,544
                                                          -------------    -------------
Cash and cash equivalents - end of period                 $ 134,115,981    $   8,499,115
                                                          =============    =============

Supplemental disclosure of cash flow information
         Dividends declared with preferred stock          $   2,016,833    $   1,094,839
                                                          =============    =============
         (Decrease) in accrued redeemable warrant cost    $    (504,554)   $        --
                                                          =============    =============
         (Increase) in goodwill                           $        --      $  (8,118,632)
                                                          =============    =============


See accompanying notes to unaudited condensed consolidated interim financial statements

                     AMERICAN COMMUNICATIONS SERVICES, INC.
               Notes to Unaudited Condensed Consolidated Interim
                              Financial Statements

BUSINESS AND ORGANIZATION

American Communications Services, Inc. (ACSI or the Company) provides a broad range of integrated local voice and data communications services primarily to commercial customers in mid-sized markets in the southern United States. The Company manages and operates its own local fiber optic networks.

BASIS OF PRESENTATION AND RELATED MATTERS

Effective December 31, 1996, the Company changed its fiscal year from a twelve month period ended June 30, to a twelve month period ended December 31. The consolidated financial statements include the accounts of ACSI and its majority-owned subsidiaries. All of the Company's subsidiaries are wholly owned with the exception of the Louisville, Fort Worth, El Paso, Greenville and Columbia subsidiaries, in which the Company has a 92.75% ownership interest. All material intercompany accounts and transactions have been eliminated in consolidation.

In the opinion of management, the accompanying unaudited interim financial information reflects all adjustments, consisting of normal recurring accruals, necessary for a fair presentation thereof. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the Securities and Exchange Commission. Although the Company believes that the disclosures provided are adequate to make the information presented not misleading, these unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. Operating results for the three and six months periods ended June 30, 1997 are not necessarily indicative of the results expected for the full year.

SIGNIFICANT ACCOUNTING POLICIES

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

The Company's investments consist of commercial paper, U.S. Government Securities and money market instruments, all with original maturities of 90 days or less. The fair market value of such securities approximates amortized cost. At December 31, 1996 and June 30, 1997, cash equivalents consists of government securities and overnight investments.

The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction of cash amounting to $2,342,152 and $5,156,258 at December 31, 1996 and June 30, 1997,
respectively. The face amount of all bonds and letters of credits was approximately $6,200,000 as of December 31, 1996, and 8,072,000 as of June 30, 1997.

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

The estimated useful lives of the Company's principal classes of assets are as follows:

         Networks:
            Fiber optic cables and installation costs                             20 years
            Telecommunications equipment                                          3-7 years
            Interconnection and collocation costs                                 3-10 years
         Leasehold improvements                                                Life of lease
         Furniture and fixtures                                                   5 years
         Capitalized network development costs                                    3-20 years

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

Reclassifications

Certain reclassifications have been made to the June 30, 1996 consolidated financial statements to conform to the June 30, 1997 presentation. Such reclassifications had no effect on net loss or total stockholders' equity (deficit).

Stock Option Plan

Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock Based Compensation", which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosure for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25.

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

FINANCING ACTIVITIES

To date, the Company has funded the construction of its networks and its operations with external financings, as described below.

AT&T Credit Facility.

In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million in financing for the development and construction of fiber optic local networks by five of the Company's subsidiaries. In connection with each loan made under the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the capital stock of the funded subsidiary, and ACSI pledged the other shares and the assets of the subsidiary to AT&T Credit Corporation as security for the loan. As of June 30, 1997, an aggregate of $31.2 million had been borrowed under these agreements. Principal amounts payable on the AT&T Credit Facility during 1997 are approximately $872,000.

The Company has entered into negotiations with AT&T Capital Corporation to roll-up the five existing loan agreements comprising the AT&T Credit Facility into one loan agreement to be entered into with the Company, and to be secured by the existing assets of the Company (including the stock, but not the assets, of certain of the Company's subsidiaries) (the "New AT&T Facility"). The Company expects the New AT&T Facility to otherwise be on terms substantially similar to those of the existing AT&T Credit Facility. The maximum aggregate amount of credit available under the proposed New AT&T Facility will not exceed $35.0 million as defined by the Company's existing indentures. On June 26, 1997, each of the Company's Subsidiaries that are parties to the AT&T Credit Facility entered into an agreement with AT&T Credit Corporation to waive, for a period of 90 business days commencing on the date thereof, compliance by such subsidiaries with certain covenants contained therein. Such covenants are not expected to be included in the New AT&T Facility.

9% Series A Convertible Preferred Stock

In October 1994, the Company completed the private placement of 186,664 shares of its 9% Series A Convertible Preferred Stock, par value $1.00 per share (which was later exchanged for Series A-1 Preferred Stock that was converted into 7,466,560 shares of Common Stock simultaneous with the completion of the Offering) with accompanying warrants to purchase an aggregate of 2,674,506 shares of Common Stock, for an aggregate consideration of $16.8 million (before deduction of estimated offering expenses), including the conversion of $4.3 million of outstanding debt. Of the warrants sold in October 1994, warrants to acquire 1,491,222 shares of Common Stock were exercised by a principal stockholder for an aggregate exercise price of approximately $100,000.
The Series A Preferred Stock was converted into an aggregate of 7,350,160 shares of common stock simultaneous with the completion of the April Offering discussed below.

9% Series B Convertible Preferred Stock

In June 1995, the Company completed a private placement of 227,500 shares of its Series B Preferred Stock with accompanying warrants to purchase an aggregate of 1,584,303 shares of Common Stock, for an aggregate consideration of $22.8 million. In addition, in November 1995, the Company completed a private placement of 50,000 shares of its Series B Preferred Stock together with the exercise of accompanying warrants to purchase 214,286 shares of Common Stock to a principal stockholder for an aggregate consideration of $4.7 million. The Series B Preferred Stock was converted into an aggregate of 9,910,704 shares of Common Stock simultaneous with the completion of the April Offering discussed below.

2005 Senior Discount Notes (2005 Notes)

On November 14, 1995, the Company completed an offering of 190,000 Units (the "Units") consisting of $190,000,000 principal amount of 13% Senior Discount Notes due 2005 (the "2005 Notes") and warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share (the "2005 Warrants"). The 2005 Notes will accrete at a rate of 13% compounded semi-annually to an aggregate principal amount of $190,000,000 by November 1, 2000. Thereafter, interest on the 2005 Notes will accrue at the annual rate of 13% and will be payable in cash semi-annually on November 1 and May 1, commencing May 1, 2001. The Company received net proceeds of approximately $96,105,000 from the sale of the Units. The value ascribed to the 2005 Warrants was $8,684,000.

2006 Senior Discount Notes (2006 Notes)

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

Common Equity (April Offering)

On April 15, 1997, the Company consummated the issuance and sale of 5,060,000 shares of Common Stock (inclusive of the May 14, 1997 exercise by the underwriters of their overallotment option) at a price per share of $5.00 in an underwritten public offering, and the issuance and sale directly to certain of its principal stockholders of 3,600,000 shares of Common Stock at a purchase price of $4.70 per share (together, the "April Offering"). Total net proceeds to the Company from the April Offering were approximately $40 million.

In addition, the Company recently completed additional financings, described below.

14 3/4% Redeemable Preferred Stock  (Unit Offering)

On July 10, 1997, the Company consummated the private placement of 75,000 units, (the "Unit Offering"), consisting of its 14 3/4% Redeemable Preferred Stock due 2008 (the "Redeemable Preferred Stock") and warrants to purchase shares of common stock. The Company received net proceeds of approximately $67 million from the sale of these units. Each unit includes a warrant to purchase
80.318 shares of ACSI common stock subject to an increase of 22.645 additional shares of common stock in the event that the Company fails to raise net proceeds of at least $50 million through the issuance and sale of its qualified capital stock on or before December 31, 1998. Dividends on the Redeemable Preferred Stock will accrue from the date of issuance, are cumulative and will be payable in arrears on March 31, June 30, September 30 and December 31, commencing September 30, 1997. Dividends may be paid, at the Company's option, on any dividend payment date either in cash or by the issuance of additional shares of preferred stock, provided however, that after June 30, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company shall pay the dividends in cash. The company is required to redeem all the Redeemable Preferred Stock outstanding on June 30, 2008 at a redemption price equal to 100.00% of the liquidation preference thereof, plus, without duplication, accrued and unpaid dividends to the date of redemption.

2007 Senior Notes (2007 Notes)

On July 18, 1997, the Company completed the private placement of $220 million of 13 3/4% Senior Notes due 2007. The Company received net proceeds of approximately $209 million from the sale of the 2007 Notes, of which, approximately $70 million has been placed in escrow solely to fund the first five interest payments or otherwise for the benefit of the holders of the 2007 Notes. The 2007 Notes bear interest at 13 3/4% compounded semi-annually in arrears, payable on January 15 and July 15 each year, commencing on January 15, 1998. The notes mature on July 15, 2007. The 2007 Notes will not be redeemable at the option of the Company prior to July 15, 2002, except that any time prior to July 15, 2000, the Company may redeem up to 35% of the aggregate principal amount of the 2007 Notes with the net proceeds from one or more equity offerings of the Company, at a redemption price equal to 113.75% of the aggregate principal amount thereof on the date of the redemption, subject to other conditions.

ITEM 2  -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company's condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management Discussion and Analysis of Financial Condition and Results of Operations and audited financial statements and notes thereto for the years ended June 30, 1995 and 1996 and for the six months ended December 31, 1996.

OVERVIEW

American Communications Services, Inc. ("ACSI" or the "Company") provides a broad range of integrated local voice and data communications services primarily to commercial customers in mid-sized markets in the southern United States. As a competitive local exchange carrier ("CLEC"), the Company has constructed its own local fiber optic networks in 31 markets, expects to have operational networks in approximately 35 markets by the end of 1997 and expects to offer services on its own networks or on a resale basis in up to 50 markets by the end of 1998. The Company uses its owned facilities and leases network capacity from others to provide long distance carriers, Internet service providers ("ISPs") and business, government and institutional end-users with an alternative to the incumbent local phone companies for high quality voice, data, video transport and other telecommunications services. The Company believes that its customers choose ACSI's telecommunications services because of the reliability and breadth of the Company's services, discounted pricing relative to the incumbent local exchange carrier ("ILEC") and a high level of customer service.

From the formation of the Company through 1996, the Company derived substantially all of its revenues from the sale of dedicated services to interexchange carriers ("IXCs") and ISPs. Since the passage of the Telecommunications Act of 1996 (the "Federal Telecommunications Act"), however, the Company has enhanced its product offerings to meet the needs of commercial end-users, and is aggressively expanding the sales and marketing capabilities necessary to deliver these products to such customers. Specifically, the Company introduced local switched voice services, including local exchange services (dial tone) in late 1996, and has also added capabilities to provide other enhanced services such as high speed video conferencing, frame relay, asynchronous transfer mode ("ATM") and Internet access.

The Company currently provides a wide range of local telecommunications services including dedicated and private line, local switched voice services, high-speed data services and Internet services. The Company's SONET-based local fiber optic networks and its coast-to-coast leased high broadband backbone data network ("ACSINet") are designed to support this wide range of enhanced communications services, provide increased network reliability and reduce costs for its customers, as follows:

Dedicated Services. The Company's special access services, switched transport services and private line services provide high capacity non-switched interconnections: (1) between points of presence ("POPs") of the same IXC; (2) between POPs of different IXCs; (3) between large business and government end-users and their selected POPs; (4) between an IXC POP and an ILEC central office, or between two such central offices; and (5) between different locations of business or government end-users. During 1996, such dedicated services provided substantially all of the Company's revenues.

Local Switched Voice Services. The Company began offering local switched voice services (including dial tone) in late 1996. As of June 30, 1997, the Company offered such local switched services using its own facilities in 8 markets and offered such services on a resale basis in a total of 24 markets for switched services. This compares to 5 markets for switched services using its own facilities, and no markets for resale services at March 31, 1997. The Company expects to offer facilities-based services in 16 of the markets in which it has operational local networks by the end of 1997, and it expects to offer local services on a resale basis in additional markets.

Data Services. During 1996, the Company deployed ACSINet and as of June 30, 1997 had a total of 44 data POPs as compared to 30 data POPs as of March 31, 1997. ACSI provides a full range of high-speed data services over this network, including Internet connectivity, frame relay, ATM and managed services (such as network design, configuration and installation) to businesses, government, health care providers, educational institutions and ISPs for local and wide area network solutions.

Internet Services. On January 17, 1997, the Company acquired 100% of the outstanding capital stock of Cybergate, Inc. in exchange for 1,030,000 shares of Common Stock plus up to an additional 150,000 shares if certain performance goals are achieved (the "Cybergate Acquisition"). Cybergate, a Florida-based ISP, delivers high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computers and the use of a modem. The Cybergate Acquisition provides ACSI with the ability to offer direct Internet access to end-user commercial and consumer customers as well as to provide private label Internet services for the Company's strategic distribution partners throughout all of the Company's markets.

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


RESULTS OF OPERATIONS

Three and Six Month Periods Ended June 30, 1997 Compared to Three and Six Month Periods Ended June 30, 1996

NETWORK STATISTICS

The following table presents key operating statistics for the Company for the reporting periods.

As of             Emplo-   Operational      Route    Fiber    Bldgs             Access     5ESS
Date              yees     Networks         Miles    Miles             VGE      Lines      Switches

June 30, 1997        559        31          957      82,693   1,083    886,375     9,177       8
March 31, 1997       502        28          908      75,867     858    554,883       360       5
December 31, 1996    322        21          697      48,792     595    384,134         0       1
June 30, 1996        199        15          386      28,476     216    137,431         0       0
March 31, 1996       142        10          200       9,466     133    125,208         0       0


Employees represent full-time employees of the Company. Operational networks represent networks that are in service and have revenue generating customers. VGE represents voice grade equivalent circuits, a measure of service equivalent to one telephone line actually billed to a customer. Access lines represent business lines providing switched voice services.


REVENUES

The Company recorded revenues of $11.6 million for the three month period ended June 30, 1997 and revenues of $19.8 million for the six month period ended June 30, 1997. This compares to revenues of $1.6 million for the three month period ended June 30, 1996 and revenues of $2.4 million for the six month period ended June 30, 1996. Although substantially all of the revenues in the 1996 periods were derived from the provision of dedicated services, revenues in the 1997 periods were derived primarily from significant growth in dedicated services, plus the addition of data services, Internet services and local switched voice services.

TOTAL OPERATING EXPENSES

Network development and operating expenses for the three month period ended June 30, 1997 increased to $9.4 million from $0.4 million in the three month period ended June 30, 1996, reflecting significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $3.3 million in the quarter ended June 30, 1997, from approximately $0.3 million in the quarter ended June 30, 1996. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses, travel expenses, rent, utilities, charges and taxes increased to $6.0 million in the quarter ended June 30, 1997 from approximately $0.1 million in the quarter ended June 30, 1996.

For the six month period ended June 30, 1997, total network development and operating expenses increased to $18.0 million from $2.3 million in the six month period ended June 30, 1996, reflecting significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $6.5 million in the six month period ended June 30, 1997, from approximately $3.0 million in the same period in 1996. Other operating expenses, which include expenses such as contract labor and legal expenses, travel expenses, rent, utilities, charges and taxes increased to $11.5 million in the six month period ended June 30, 1997 from approximately ($0.7) million in the six month period ended June 30, 1996.

In the three month period ended June 30, 1997, selling, general and administrative expenses increased to $15.9 million from $7.7 million in the three month period ended June 30, 1996. Related personnel costs increased to $6.7 million in the quarter ended June 30, 1997 from $1.8 million in the quarter ended June 30, 1996, and corresponding operating costs increased to $9.2 million in the quarter ended June 30, 1997 from $5.9 million in the quarter ended June 30, 1996. This increase reflected costs associated with the Company's efforts to expand significantly its national and local city sales and its marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services.

In the six month period ended June 30, 1997, selling, general and administrative expenses increased to $29.8 million from $10.4 million in the six month period ended June 30, 1996. Related personnel costs increased to $12.1 million in the six month period ended June 30, 1997 from $1.7 million in the six month period ended June 30, 1996, and corresponding operating costs increased to $17.7 million in the six month period ended June 30, 1997 from $8.7 million in the six month period ended June 30, 1996.

Depreciation and amortization expenses increased to $5.3 million in the three month period ended June 30, 1997 from $1.7 million in the three month period ended June 30, 1996 and increased to $9.5 million in the six month period ended June 30, 1997 from $2.3 million in the six month period ended June 30, 1996. As of June 30, 1997 the Company increased its capital assets to $219.9 million, from $144.4 million at December 31, 1996 and from $80.1 million as of June 30, 1996. Non-cash stock compensation expense increased to $0.6 million for the quarter ended June 30, 1997 from ($0.5 million) for the quarter ended June 30, 1996. For the six month period ended June 30, 1997, non-cash compensation expense decreased to $0.8 million from $1.5 for the same period in 1996. This expense reflects the Company's accrual of non-cash costs for options and warrants granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options and warrants. Certain of these options had put rights and other factors that required variable plan accounting in both 1996 and 1995 but, at the end of fiscal 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2,500,000 on the Company's "put right" obligations with respect to those contracts. During fiscal period ended December 31, 1996, the limit was further reduced to $2,000,000.

INTEREST AND OTHER EXPENSES

Interest and other income decreased to $0.2 million and $1.1 million for the three and six month periods ended June 30, 1997, respectively from $3.0 million and $3.6 million in the three and six month periods ended June 30, 1996, respectively. Interest and other expense increased to $6.3 million and $12.4 million in the quarter and six month period ended June 30, 1997, respectively from $4.2 million and $7.6 million in the quarter and six month period ended June 30, 1996, respectively. The decrease in interest and other income reflects the decrease in available funds from the Company's sale of its 9% Series B Preferred Stock, the 2005 Notes and the 2006 Notes. The increase in interest and other expenses reflected the accrual of interest related to the 2005 Notes and 2006 Notes and the Company's increased borrowings under AT&T Credit Facility. Payments of principal and interest on the AT&T Credit Facility began in the first quarter 1997. Payments of interest on the 2005 Notes will not begin until May 2001 and payments of interest on the 2006 Notes will not begin until October 2001.

LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has funded the construction of its local networks and its operations with external financing. Prior to November 1995, the primary sources of funds used to finance the building of existing networks and the completion of new targeted networks were two preferred stock private offerings completed in October 1994 and June 1995, through which the Company raised an aggregate of approximately $39.6 million before related expenses, and the AT&T Credit Facility, through which the Company has financing commitments for $31.2 million. On November 14, 1995, the Company completed a private offering of the 2005 Notes and the 2005 Warrants from which the Company received approximately $96.1 million in net proceeds. The 2005 Notes will accrue to an aggregate principal amount of $190.0 million by November 1, 2000, after which cash interest will accrue and be payable on a semi-annual basis. The Company also received net proceeds of approximately $4.7 million from the private sale of an additional 50,000 shares of its preferred stock to a principal stockholder and the exercise by that stockholder of warrants to purchase 214,286 shares of Common Stock acquired in the Company's June 1995 preferred stock private placement. On March 21, 1996, the Company completed a private offering of the 2006 Notes from which the Company received net proceeds of approximately $61.8 million. The 2006 Notes will accrue to an aggregate principal amount of $120.0 million by April 1, 2001, after which cash interest will accrue and be payable on a semi-annual basis. On April 15, 1997, the Company completed the April Offering of 8,000,000 shares of Common Stock. The Company completed the sale of an additional 660,000 shares on May 14, 1997 upon exercise of the Underwriters' over-allotment option. The Company received net proceeds of approximately $40.0 million from the sale of these 8,660,000 shares. On July 10, 1997, the Company completed the Unit Offering of 75,000 units from which the Company received net proceeds of approximately $67 million. On July 18, 1997, the Company completed a private offering of the 2007 Notes from which the Company received net proceeds of approximately $209.0 million, $70 million of which is being held in escrow solely to fund the first five interest payments or otherwise for the benefit of the holders of the 2007 Notes.

AT&T Credit Facility.

In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million in financing for the development and construction of fiber optic local networks by five of the Company's subsidiaries. In connection with each loan made under the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the capital stock of the funded subsidiary, and ACSI pledged the other shares and the assets of the subsidiary to AT&T Credit Corporation as security for the loan. As of June 30, 1997, an aggregate of $31.2 million had been borrowed under these agreements. Principal amounts payable on the AT&T Credit Facility during 1997 are approximately $872,000.

The Company has entered into negotiations with AT&T Capital Corporation to roll-up the five existing loan agreements comprising the AT&T Credit Facility into the New AT&T Facility. The Company expects the New AT&T Facility to otherwise be on terms substantially similar to those of the existing AT&T Credit Facility. The maximum aggregate amount of credit available under the proposed New AT&T Facility will not exceed $35.0 million as defined by the Company's existing indentures. On June 26, 1997, each of the Company's Subsidiaries that are parties to the AT&T Credit Facility entered into an agreement with AT&T Credit Corporation to waive, for a period of 90 business days commencing on the date thereof, compliance by such subsidiaries with certain covenants contained therein. Such covenants are not expected to be included in the new AT&T Facility.

The Redeemable Preferred Stock

On July 10, 1997, the Company consummated the private placement of 75,000 units, (the "Unit Offering"), consisting of its 14 3/4% Redeemable Preferred Stock due 2008 (the "Redeemable Preferred Stock") and warrants to purchase shares of common stock. The Company received net proceeds of approximately $67 million from the sale of these units. Each unit includes a warrant to purchase
80.318 shares of ACSI common stock subject to an increase of 22.645 additional shares of common stock in the event that the Company fails to raise net proceeds of at least $50 million through the issuance and sale of its qualified capital stock on or before December 31, 1998. Dividends on the Redeemable Preferred Stock will accrue from the date of issuance, are cumulative and will be payable in arrears on March 31, June 30, September 30 and December 31, commencing September 30, 1997. Dividends may be paid, at the Company's option, on any dividend payment date either in cash or by the issuance of additional shares of preferred stock, provided however, that after June 30, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company shall pay the dividends in cash. The company is required to redeem all the Redeemable Preferred Stock outstanding on June 30, 2008 at a redemption price equal to 100.00% of the liquidation preference thereof, plus, without duplication, accrued and unpaid dividends to the date of redemption.

2005 and 2006 Senior Discount Notes and 2007 Senior Notes

On November 14, 1995, the Company completed an offering of 190,000 Units consisting of $190,000,000 principal amount of its 2005 Notes and the 2005 Warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share. The 2005 Notes will accrete at a rate of 13% compounded semi-annually to an aggregate principal amount of $190,000,000 by November 1, 2000. Thereafter, interest on the 2005 Notes will accrue at the annual rate of 13% and will be payable in cash semi-annually. The Company received net proceeds of approximately $96,105,000 from the sale of the 1995 Units. The value ascribed to the 2005 Warrants was $8,684,000.

On March 21, 1996, the Company completed an offering of $120,000,000 of 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") resulting in net proceeds of approximately $61,800,000. The 2006 Notes will accrete at a rate of 12 3/4% compounded semi-annually, to an aggregate principal amount of $120,000,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12 3/4% and will be payable in cash semi-annually on April 1 and October 1, commencing on October 1, 2001. The 2006 Notes mature on April 1, 2006.

On July 18, 1997, the Company completed the private placement of $220,000,000 of 13-3/4% Senior Notes due 2007 (the "2007 Notes"). The Company received net proceeds of approximately $209,000,000 from the sale of the 2007 Notes, with approximately $70,000,000 place in escrow for the first five interest payments. The 2007 Notes will bear interest at a rate of 13-3/4% compounded semi-annually in arrears on January 15 and July 15 commencing on January 15, 1998. The notes will mature on July 15, 2007.

On June 11, 1997, the Company notified the trustee under each of the indentures governing the 2005 Notes and the indenture governing the 2006 Notes (the "Existing Indentures") that, as of June 10, 1997, it had approximately $13.0 million in the aggregate of ordinary course trade accounts payable that were more than 60 days overdue. As of June 30, 1997, the Company had approximately $17.4 million in the aggregate of ordinary course trade accounts payable that were more than 60 days overdue. These overdue amounts constituted Indebtedness of the Company, as that term is defined in each of the Existing Indentures.
The incurrence by the Company of such Indebtedness is not permitted under each of the Indentures and, therefore, constituted an Event of Default (as defined in the Existing Indentures) under each Existing Indenture. The Company used a portion of the proceeds of the Unit Offering to pay in full all ordinary course trade accounts payable that were more than 60 days overdue to cure such Event of Default.

Management anticipates that the cash resources available from these offerings will be sufficient to fund the Company's negative cash flow and capital expenditures required through the fourth quarter 1998. The Company's expectations of required future cash flow and capital expenditures are based on the Company's current estimates and the current state and Federal regulatory environment. There can be no assurance that actual cash flows and capital expenditures will not be significantly higher or lower than the Company's estimates. In the future, additional funding will be required through the sale of additional equity securities, increases in existing or new credit facilities, or through the sale of additional debt securities, certain of which would require the consent of the Company's debtholders. In addition there can be no assurances that the Company will be able to meet its strategic objectives or that such funds, if available at all, will be available on a timely basis or on terms that are acceptable to the Company.

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

PART II      OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

ACSI's former Chief Financial Officer, Harry J. D'Andrea, has initiated litigation against the Company in the Circuit Court of Maryland for Anne Arundel County. The lawsuit alleges four different counts: breach of contract; breach of the covenant of good faith and fair dealing; negligent misrepresentation; and specific performance. Mr. D'Andrea seeks damages in excess of $5,000,000, and the right to exercise options to purchase 100,000 shares of ACSI common stock at $4.25 per share. The Company received a copy of the Complaint on April 8, 1997. The Company believes it has meritorious defenses to this complaint and intends to defend this lawsuit vigorously.

Additionally, the Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.

ITEM 2. CHANGES IN SECURITIES

On April 15, 1997, the Company completed a public offering of its Common Stock. Upon completion of such offering, 461,254 shares of Preferred Stock then outstanding were converted into 17,260,864 shares of Common Stock and once again became authorized but unissued shares of Preferred Stock. The Company's Certificate of Incorporation was restated to reflect the conversion of such Preferred Stock and the elimination of voting, dividend, liquidation and other rights of such Preferred Stock. Currently, the only class of voting stock outstanding is the Common Stock.

Approximately $7.5 million of accrued dividends on 434,481 of the 461,254 shares of Preferred Stock converted in connection with the public offering were paid April 15, 1997, through the issuance by the Company of 1,601,474 shares of Common Stock to the holders of such Preferred Stock pursuant to the exemption from the registration requirements of Section 5 of the Securities Act of 1933 set forth in Section 4(2) of such Act.

Effective March 6, 1997, the Company and MCImetro entered into an agreement in which MCI named ACSI as its preferred local provider for dedicated and transport services in 21 ACSI markets for at least a five year period. Pursuant to this preferred provider agreement, MCI will migrate current dedicated transport circuits in these markets to ACSI and ACSI will be listed as the first choice provider in MCI's provisioning system for all new dedicated access circuits in the designated markets and on June 19, 1997, executed an agreement giving MCI the option to purchase loop transport services from ACSI where ACSI has collocations with the ILEC and MCI has deployed its own local switch. The parties also have agreed to use their best efforts to execute an agreement pursuant to which MCI will resell local switched services in at least 10 of the 21 identified markets on a wholesale basis. In connection with these agreements (collectively, the "MCI Transaction"), ACSI issued MCI warrants to purchase up to 620,000 shares of ACSI's Common Stock at $9.86 per share, subject to number and price adjustment in certain circumstances. ACSI has also agreed to issue warrants to purchase up to an aggregate of approximately 1.7 million additional shares of ACSI's Common Stock at fair market value on the date of grant in tranches every six months after execution of the preferred provider agreement, subject to, and based upon, certain increases in revenues to ACSI generated under that agreement. Of the 620,000 warrants issued to MCI on March 6, 1997, 360,000 warrants have vested and the remaining 260,000 warrants will vest only upon execution of the switched services resale agreement. MCI has certain registration rights with respect to any shares of Common Stock issued to MCI in connection with the MCI Transaction.

On July 10, 1997, the Company consummated the private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") of 75,000 units, (the "Unit Offering"), consisting of its 14 3/4% Redeemable Preferred Stock due 2008 and warrants to purchase shares of common stock. The Units were resold by the initial purchasers to certain "qualified institutional buyers" (as such term is defined under Rule 144A) and to a limited number of institutional "accredited investors" (as defined in Rule 501(a)(1),(2),(3) or (7) of Regulation D under the Securities Act). The Company received net proceeds of approximately $67 million from the sale of these units. Each unit includes a warrant to purchase 80.318 shares of ACSI common stock subject to an increase of 22.645 additional shares of common stock in the event that the Company fails to raise net proceeds of at least $50 million through the issuance and sale of its qualified capital stock on or before December 31, 1998. Dividends on the Redeemable Preferred Stock will accrue from the date of issuance, are cumulative and will be payable in arrears on March 31, June 30, September 30 and December 31, commencing September 30, 1997. Dividends may be paid, at the Company's option, on any dividend payment date either in cash or by the issuance of additional shares of preferred stock, provided however, that after June 30, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company shall pay the dividends in cash. The company is required to redeem all the Redeemable Preferred Stock outstanding on June 30, 2008 at a redemption price equal to 100.00% of the liquidation preference thereof, plus, without duplication, accrued and unpaid dividends to the date of redemption.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 25, 1997, the Company held its annual meeting to consider four proposals.

The first proposal was to elect the seven nominees set forth in the Proxy Statement. Pursuant to the Second Restated Certificate of Incorporation, the Board is currently comprised of seven members, all of whom shall be elected by the holders of the Company's Common Stock.

The nominees for directorship by holders of the Common Stock were: Anthony J. Pompliano, Edwin M. Banks, Peter C. Bentz, Benjamin P. Giess, George M. Middlemas, Christopher L. Rafferty and Olivier L. Trouveroy. There were 30,840,593 votes cast For, 15,162 Abstentions for Anthony J. Pompliano; there were 30,841,793 votes cast For, 13,962 Abstentions for Edwin M. Banks; 30,841,993 votes cast For, 13,762 Abstentions for Peter C. Bentz; 30,841,993 votes cast For, 13,762 Abstentions for Benjamin P. Giess; 30,841,993 votes cast For and 13,762 Abstentions for George M. Middlemas; 30,841,993 votes cast For, 13,762 Abstentions for Christopher L. Rafferty and 30,841,993 votes cast For, and 13,762 Abstentions for Olivier L. Trouveroy.

The second proposal was to approve an amendment to the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of common stock reserved for issuance upon exercise of option grants from 3,000,000 to 5,000,000. There were 21,951,403 votes cast For, 4,942,409 votes cast Against and 12,556 Abstentions for Proposal No. 2.

The third proposal was an amendment to the Stock Option Plan to permit the transfer by Outside Directors of options granted to them under the Stock Option Plan. There were 27,736,863 votes cast For, 1,550,648 votes cast Against and 17,550 Abstentions for Proposal No. 3.

The fourth proposal was to ratify the selection of KPMG Peat Marwick LLP to audit the consolidated financial statements of the Company for the fiscal year ending December 31, 1997. There were 30,838,119 votes cast For, 14,836 votes cast Against and 2,800 Abstentions for Proposal No. 4.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits (numbered in accordance with Item 601 of Regulation S-B)


Exhibit
Number                     Description
------                     -----------

  3.1 Second Restated Certificate of Incorporation of the Company

  3.2                      Certificate of Designations of the Company's
                           14.75% Redeemable Preferred Stock due 2008

  3.3 Certificate of Amendment of the Certificate of Designations of the Company's 14.75%
                           Redeemable Preferred Stock due 2008

  3.4                      Amended and Restated By-Laws of the Company

  4.1 Supplemental Indenture dated as of July 7, 1997, between the Company and The Chase Manhattan
                           Bank, as trustee, to the Indenture dated
                           November 14, 1995, as amended, relating to the Company's 13% Senior Discount Notes due 2005

  4.2 Supplemental Indenture dated as of July 7, 1997, between the Company and The Chase Manhattan
                           Bank, as trustee, to the Indenture dated
                           March 26, 1995, as amended, relating to the Company's 12.75% Senior Discount Notes due 2006

  4.3                      Specimen Certificate of the Company's 14.75%
                           Redeemable Preferred Stock due 2008

  4.4 Warrant Agreement dated as of July 10, 1997, between the Company and The Chase Manhattan
                           Bank, as warrant agent

  4.5                      Form of Warrant

  4.6 Indenture dated as of July 23, 1997, between the Company and The Chase Manhattan Bank, as trustee, relating to the Company's 13.75% Senior Discount
                           Notes due 2007

4.7 Escrow and Disbursement Agreement dated as of July 23, 1997, the Company, The Bank of New York, as escrow agent, and The Chase Manhattan Bank, as trustee, relating to the Company's 13.75% Senior
                           Discount Notes due 2007

10.1                       Registration Rights Agreement dated as of July 10, 1997,
                           among the Company, BT Securities Corporation, Alex.
                           Brown & Sons Incorporated, The Huff Alternative Income
                           Fund, L.P., General Motors Domestic Group Pension Trust,
                           Societe Generale Securities Corporation, ING Baring (U.S.)
                           Securities, Inc. and McDermott Inc. Master Trust

10.2                       Registration Rights Agreement dated as of July 23, 1997,
                           among the Company and BT Securities Corporation as
                           representatives of the Initial Purchasers names therein

11.1                       Computation of Primary Net Income
                           Per Share

11.2                       Computation of Fully Diluted Net Income
                           Per Share

27.0                       Financial Data Schedule



(b) Reports on Form 8-K

(b) On July 29, 1997, the Company filed with the SEC a Current Report on Form 8-K dated July 29, 1997, to report the commencement and completion of its private offering of units and certain other matters and the commencement and completion of its private offering of 13 3/4% Senior Notes due 2007.

SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          American Communications Services, Inc.
                                          --------------------------------------
                                          (Registrant)


August 14, 1997                      /s/ ANTHONY J. POMPLIANO
---------------------------         -------------------------------------------
                                    (Anthony J. Pompliano, Executive Chairman)


August 14, 1997                      /s/ DAVID L. PIAZZA
---------------------------         -------------------------------------------
                                    (David L. Piazza, Chief Financial Officer)