Form 10QSB
period 1997-09-30
AMERICAN COMMUNICATIONS SERVICES INC
filed 1997-11-14
CIK 932140

===============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ---------------

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1997 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                 THE EXCHANGE ACT For the transition period from
                            __________ to __________

                         COMMISSION FILE NUMBER 0-25314

                     AMERICAN COMMUNICATIONS SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

            Delaware                            52-1947746
     (State  or other jurisdiction of          (I.R.S. Employer
     incorporation or organization            Identification No.)

           131 National Business Parkway, Annapolis Junction, MD 20701 (Address of principal executive offices)

                                (301) 617-4200
                           (Issuer's telephone number)

    Check  whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the last 90 days. Yes [X] No [ ]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 10, 1997, Common Stock, Par Value $0.01 -- 36,959,978

    Transitional Small Business Disclosure Format:    Yes [ ]  No [X]

===============================================================================-

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                                 FORM 10 -- QSB

                                      INDEX

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets --
          September 30, 1997 (unaudited) and December 31, 1996              3
        Condensed Consolidated Statements of Operations --
          Three and Nine Months Ended
          September 30, 1997 and 1996 (unaudited)                           4
        Condensed Consolidated Statements of Cash Flows --
          Nine Months Ended September 30, 1997 and 1996 (unaudited)         5
        Notes to Unaudited Condensed Consolidated Interim
          Financial Statements                                              6
Item 2. Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                             9
                          PART II. OTHER INFORMATION
Item 1.    Legal Proceedings                                               14
Item 2.    Changes in Securities                                           14
Item 6.    Exhibits and reports on Form 8-K                                15
Signatures...............................................................  16

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1 -- Financial Statements
                     AMERICAN COMMUNICATIONS SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                           September 30,          December 31,
                                                1997                  1996
                                           --------------        --------------
                                            (Unaudited)
                          ASSETS
Current Assets
  Cash and Cash equivalents                 $149,874                $ 78,619
  Restricted cash                             74,945                   2,342
  Accounts receivable, net                    10,703                   2,429
  Other current assets                         3,742                   1,203
                                             -------                 -------
    Total current assets                     239,264                  84,593
Networks, furniture and equipment, gross     250,363                 144,403
   (less: Accumulated depreciation)          (23,358)                 (8,320)
                                             -------                 -------
                                             227,005                 136,083
Deferred financing fees                       26,034                   8,380
Goodwill (net of accumulated amortization)     7,546                     --
Other assets                                     756                     982
                                             -------                  ------
          Total assets                      $500,605                $230,038


               LIABILITIES, REDEEMABLE STOCK, OPTIONS AND
                  WARRANTS AND STOCKHOLDERS' EQUITY
Current Liabilities
   Accounts payable                         $ 8,589                 $ 33,587
   Accrued liabilities                       14,586                    4,132
   Notes payable -- current portion           1,446                      872
                                              -----                  --------
     Total current liabilities               24,621                   38,591
Long Term Liabilities
    Notes payable                           449,507                  209,538
    Other Long Term Liabilities                 267                       --
    Dividends payable                            --                    6,946
                                            -------                  -------
     Total liabilities                      474,395                  255,075

Redeemable stock, options and
    warrants                                 53,793                   2,000
                                            -------                  -------
Stockholders' Equity
   Preferred stock, $1.00 par value,
    186,664 shares authorized and
    designated as 9% Series A-1
    Convertible Preferred Stock
    0 and 186,664 shares,
    respectively, issued
    and outstanding                              0                      187
   Preferred stock, $1.00 par value,
    277,500 shares designated as 9%
    Series B Convertible Preferred Stock,
    authorized, 0 and 277,500,
    respectively, issued
    and outstanding                              0                      278
   Common Stock, $0.01 par value,
    75,000,000 shares authorized,
    36,386,323 and 6,784,996 shares,
    respectively, issued and
    outstanding                                364                       68
   Additional paid-in-capital              134,133                   54,870
   Accumulated deficit                    (162,080)                 (82,440)
                                          --------                  --------
 Total stockholders' equity/(deficit)      (27,583)                 (27,037)
 Total Liabilities, Redeemable Stock,
  Options and Warrants and
  Stockholders' Equity/(deficit)          $500,605                  $230,038
                                          ========                  ========

See accompanying notes to unaudited condensed consolidated interim financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except share data)

                                      For the three          For the nine
                                       months ended          months ended
                                       September 30,         September 30,
                                       1997     1996        1997      1996
                                                  (Unaudited)
Revenues                             $16,055   $2,812     $35,847    $5,239

Operating Expenses
Network, development and operations   10,642    3,709      28,668     6,052
Selling, general and administrative   18,156    5,674      47,975    16,060
Non-cash compensation expense            500      174       1,324     1,706
Depreciation and amortization          6,621    2,401      16,077     4,717
                                      -----     -----      ------     -----
Total Operating Expenses              35,919   11,958      94,044    28,535

Loss from operations                 (19,864)  (9,146)    (58,197)  (23,296)

Non-operating income/expenses
Interest and other income             (2,815)  (1,460)     (3,893)   (5,093)
Interest and other expense            12,915    6,011      25,336    13,653
                                      ------    -----      ------    ------

Net loss before minority interest    (29,964) (13,697)    (79,640)  (31,856)

Minority interest                          0       96           0       353
                                      ------    ------      -------   ------
Net loss                             (29,964) (13,601)    (79,640)  (31,503)

Preferred stock dividends/accretion    2,489    1,007       3,584     3,024
                                       -----    -----       -----     -----

Net loss to common stockholders     $(32,453)$(14,608)   $(83,224) $(34,527)
                                   ---------  -------    --------  ---------

Net loss per common/common
equivalent share                     $(0.90)   $(2.18)     $(3.45)   $(5.22)
                                     ------     ------     -------   -------
Average number of common/common
equivalent shares outstanding     36,228,568  6,703,579  24,139,630  6,613,543
                                  ----------  ---------   ---------  ---------

See accompanying notes to unaudited condensed consolidated interim financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                     For the nine months ended
                                                   September 30,  September 30,
                                                        1997           1996
                                                     ----------      ---------
                                                            (Unaudited)
Cash Flow from Operating Activities
Net Loss................................................. $ (79,640) $ (31,503)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization..........................     15,610      4,311
 Interest deferral and accretion........................     19,268     13,182
 Amortization of deferred financing fees................      1,767      1,074
 Provision for doubtful accounts........................      1,236        177
 Loss attributable to minority interest.................         --       (353)
 Noncash compensation...................................      1,324      1,706
 Changes in operating assets and liabilities:
  Restricted cash related to operating
   activities.....................................           (2,603)     1,360
  Trade accounts receivable...........................       (9,509)    (1,491)
  Other current assets................................       (2,540)    (1,651)
  Other assets........................................          226        246
  Accounts payable....................................      (24,998)     5,657
  Accrued financing fees..............................           --     (1,542)
  Other accrued liabilities...........................       10,455      1,337
                                                           ---------  ---------
Net cash used in operating activities....................   (69,404)    (7,490)
                                                           ---------  ---------

Cash flows from investing activities
 Restricted cash related to network activities                 --       (2,300)
 Purchase of furniture and equipment....................     (8,216)    13,595
 Investment in marketable securities - available for
  sale.........................                                --       49,827
 Network development costs..............................    (95,635)   (78,528)
                                                           ---------   --------
Net cash used in investing activities....................  (103,851)   (17,406)
                                                           ---------   --------

Cash flows from financing activities
 Issuance of notes payable..............................      1,492     73,913
 Issuance of common stock...............................     40,702         --
 Issuance of Redeemable Preferred Stock
  and warrants..........................                     70,855         --
 Issuance of Senior Notes...............................    220,000         --
 Issuance of Series B Preferred Stock...................         --        275
 Payment of notes payable...............................     (1,134)        --
 Payment of deferred financing fees.....................    (19,421)    (4,211)
 Restricted cash related to financing activities            (70,000)        --
Warrant and stock option exercises.....................       2,016        390
                                                           ---------   --------
Net cash flow provided by financing activities...........   244,510     70,367
                                                          ----------   --------

Net increase in cash and cash equivalents................    71,255     45,471
Cash and cash equivalents-- beginning of period..........    78,619     57,348
                                                           --------    --------
Cash and cash equivalents-- end of period................ $ 149,874   $102,819
                                                           ========    ========

Supplemental disclosure of cash flow information
Dividends declared with preferred stock................   $   3,584   $  3,024
Decrease in accrued redeemable warrant cost............   $      --   $    505
Increase in goodwill...................................   $   8,119   $     --
                                                          =========   ==========

See accompanying notes to unaudited condensed consolidated interim financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

Note 1: Basis of Presentation

    Effective December 31, 1996, the Company changed its fiscal year from a twelve month period ended June 30, to a twelve month period ended December 31. The consolidated financial statements include the accounts of American Communications Services, Inc. ("ACSI" or the "Company") and its majority-owned subsidiaries. All of the Company's subsidiaries are wholly owned with the exception of the Louisville, Fort Worth, El Paso, Greenville and Columbia subsidiaries, in which the Company has a 92.75% ownership interest. All material intercompany accounts and transactions have been eliminated in consolidation.

    The consolidated balance sheet as of September 30, 1997, the consolidated statements of earnings for the three and nine months ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented, have been made. Certain amounts in the consolidated statements have been reclassified to conform to the 1997 presentation. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's 1996 annual report to shareholders.


Note 2: Significant Accounting Policies

Cash Equivalents and Restricted Cash

    Pursuant to Statement of Financial Accounting Standard No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities", the Company's short- and long-term debt securities and marketable equity securities are accounted for at market value. The fair market value of short- and long-term investments is determined based on quoted market prices for those investments. The Company's marketable securities have been classified as available for sale and are recorded at current market value with an offsetting adjustment to stockholders' equity (deficit).

    The Company's investments consist of commercial paper, U.S. Government Securities and money market instruments. Commercial paper has maturities of 90 days or less. The fair market value of such securities approximates amortized cost. At December 31, 1996 and September 30, 1997, cash equivalents consists of government securities and overnight investments.

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction of cash amounting to $2.3 million and $4.9 million at December 31, 1996 and September 30, 1997, respectively. In addition, at September 30, 1997, the Company has approximately $70 million of cash restricted to fund the first five interest payments of its 13 3/4% Senior Notes due 2007 issued in July 1997 (the "2007 Notes"). The face amount of all bonds and letters of credits was approximately $6.2 million as of December 31, 1996, and $8.3 million as of September 30, 1997.

Networks, Equipment and Furniture

    Networks, equipment and furniture are stated at cost less accumulated depreciation and amortization. Costs capitalized include expenses associated with network engineering, design and construction, negotiation of rights-of-way, obtaining legal and regulatory authorizations and the amount of interest costs associated with the network development.

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

Note 3: Financing Activities

    To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 4: New Accounting Pronouncements

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128 (FAS 128), "Earnings Per Share," which is required to be adopted for annual financial statement periods ending after December 15, 1997. Earlier application is not permitted. FAS 128 requires companies to change the method currently used to compute earnings per share and to restate all prior periods. While the Company does not know precisely the impact of adopting FAS No. 128, the Company does not expect that the adoption will have a material effect on the Company's consolidated financial statements.

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129 (FAS 129), "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this Statement for fiscal years ending after December 15, 1997. This Statement continues the previous requirement to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion - 1966," No. 15, "Earnings per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of FAS No. 129 will have no impact on the Company's financial statements.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income." FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of the Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of FAS No. 130 will not impact the manner of presentation of its financial statements as currently and previously reported.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of the Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted; however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of FAS No. 131. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the years ended June 30, 1995 and 1996 included in the Company's Form 10-KSB for the fiscal year ended June 30, 1996 and for the six months ended December 31, 1996 included in the Company's Form 10-KSB for the six months ended December 31, 1996.

OVERVIEW

    American Communications Services, Inc. ("ACSI" or the "Company") provides a broad range of integrated local voice and data communications services primarily to commercial customers in mid-sized markets in the southern United States. As a competitive local exchange carrier ("CLEC"), the Company has constructed its own local fiber optic networks in 32 markets, is now evaluating additional markets in which it may construct local networks and expects to offer services on its own networks or on a resale basis in up to 50 markets by the end of 1998. The Company uses its owned facilities and leases network capacity from others to provide long distance carriers, Internet service providers ("ISPs") and business, government and institutional end-users with an alternative to the incumbent local phone companies for high quality voice, data, video transport and other telecommunications services. The Company believes that its customers choose ACSI's telecommunications services because of the reliability and breadth of the Company's services, discounted pricing relative to the incumbent local exchange carrier ("ILEC") and a high level of customer service.

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

    The Company's objective is to become a full-service alternative to the ILEC primarily for business, government and institutional end-users in its markets by offering superior products with excellent customer service at competitive prices. In order to achieve this objective, the Company seeks to leverage its existing infrastructure, develop direct and indirect sales channels to commercial end-users, market the Company's services under the ACSI brand name, provide superior customer service, expand the resale of exchanged local voice services and accelerate financial return on incremental expenditures.

RESULTS OF OPERATIONS


Network Statistics

    The following table presents key operating statistics for the Company for the reporting periods.

                                Operational     Route      Fiber
As of Date            Employees  Networks       Miles      Miles

September 30, 1997     669         32           977        85,976
June 30, 1997          559         31           957        82,693
March 31, 1997         502         28           908        75,867
December 31, 1996      322         21           697        48,792
September 30, 1996     269         18           543        32,774
June 30, 1996          199         15           386        28,476
March 31, 1996         142         10           200         9,466

                                           Access       5ESS
As of Date            Bldgs      VGE        Lines      Switches

September 30, 1997   1,239     989,285     28,394        9
June 30, 1997        1,083     886,375      9,177        8
March 31, 1997         858     554,883        360        5
December 31, 1996      595     384,134          0        1
September 30, 1996     532     267,894          0        0
June 30, 1996          216     137,431          0        0
March 31, 1996         133     125,208          0        0

   Employees represent full-time employees of the Company. Operational networks represent networks that are in service and have revenue generating customers. VGE represents voice grade equivalent circuits, a measure of service equivalent to one telephone line actually billed to a customer. Access lines represent business lines providing switched voice services.

Revenues

    The Company reported an increase in revenues to $16.1 million for the three months ended September 30, 1997 compared with revenues of $2.8 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, revenues increased to $35.8 million compared with $5.2 million for the same period of 1996. The increase in revenues is due to an increase in the networks in operation and expanded service offerings in each market. The 1997 revenues continue to be derived from significant growth in dedicated services, data services, Internet services and local switched voice services. For 1996, substantially all of the revenues were derived from the provision of dedicated services.

Total Operating Expenses

    Network development and operating expenses for the three months ended September 30, 1997 increased to $10.6 million from $3.7 million for the same period of 1996. The increase is due to significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $4.0 million in the quarter ended September 30, 1997, from approximately $2.8 million in the quarter ended September 30, 1996. Other operating expenses, which include expenses such as contract labor and legal expenses, travel expenses, rent, utilities, charges and taxes increased to $6.6 million for the quarter ended September 30, 1997 from approximately $0.9 million for the quarter ended September 30, 1996.

    For the nine months ended September 30, 1997, network development and operating expenses increased to $28.7 million from $6.1 million for the nine months ended September 30, 1996. This increase is due to significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $10.5 million for the nine months ended September 30, 1997, from approximately $5.8 million for the same period of 1996. Other operating expenses, increased to $18.2 million for the nine months ended September 30, 1997 from approximately $0.3 million for the nine months ended September 30, 1996.

    For the three months ended September 30, 1997, selling, general and administrative expenses increased to $18.2 million from $5.7 million for the same period of 1996. Related personnel costs increased to $7.6 million for the quarter ended September 30, 1997 from $1.5 million for the quarter ended September 30, 1996. Corresponding operating costs increased to $10.6 million for the quarter ended September 30, 1997 from $4.2 million for the quarter ended September 30, 1996. This increase reflected costs associated with the Company's efforts to significantly expand its national and local city sales and its marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services.

    In the nine months ended September 30, 1997, selling, general and administrative expenses increased to $48.0 million from $16.1 million for the nine months ended September 30, 1996. Related personnel costs increased to $19.7 million for the nine months ended September 30, 1997 from $3.2 million for the nine months ended September 30, 1996. Corresponding operating costs increased to $28.3 million for the nine months ended September 30, 1997 from $12.9 million for the same period of 1996.

    Depreciation and amortization expenses increased to $6.6 million for the three months ended September 30, 1997 from $2.4 million for the three months ended September 30, 1996. For the nine months ended September 30, 1997, depreciation and amortization increased to $16.1 million from $4.7 million for the same period of 1996. As of September 30, 1997, the Company increased its capital assets to $250.4 million compared to $144.4 million at December 31, 1996 and $101.9 million as of September 30, 1996. Non-cash stock compensation expense increased to $0.5 million for the quarter ended September 30, 1997 from $0.2 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1997, non-cash compensation expense decreased to $1.3 million from $1.7 for the same period of 1996.

Interest and Other Expenses

    Interest and other income increased to $2.8 million for the three months ended September 30, 1997 compared with $1.5 million for the same period of 1996. For the nine months ended September 30, 1997 interest and other income decreased to $3.9 million from $5.1 million for the same period ended 1996. Interest and other expense increased to $12.9 million from $6.0 million for the quarters ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, interest and other expense increased to $25.3 million from $13.7 million. The increase in interest and other income for the quarter reflects the increase in earnings from the proceeds received from the 2007 Notes and the 14 3/4% Redeemable Preferred Stock due 2008 ("Redeemable Preferred Stock") which have been invested. The increase in interest and other expenses reflected the accrual of interest related to the 2005, 2006 and 2007 Notes and the Company's increased borrowings under AT&T Credit Facility. Payments of principal and interest on the AT&T Credit Facility began in the first quarter 1997. Payments of interest on the 2005, 2006 and 2007 Notes will not begin until May 2001, October 2001 and January 1998, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    To date, the Company has funded the construction of its local networks and its operations with external financing as described below.

AT&T Credit Facility

    In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation has agreed to provide up to $31.2 million in financing for the development and construction of fiber optic local networks by five of the Company's subsidiaries. In connection with each loan made under the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the capital stock of the funded subsidiary, and ACSI pledged the other shares and the assets of the subsidiary to AT&T Credit Corporation as security for the loan. As of September 30, 1997, an aggregate of $31.2 million had been borrowed under these agreements.

    The Company has entered into negotiations with AT&T Capital Corporation to roll-up the five existing loan agreements comprising the AT&T Credit Facility into one loan agreement to be entered into with the Company, and to be secured by the existing assets of the Company (including the stock, but not the assets, of certain of the Company's subsidiaries) (the "New AT&T Facility"). The Company expects the New AT&T Facility to otherwise be on terms substantially similar to those of the existing AT&T Credit Facility. The maximum aggregate amount of credit available under the proposed New AT&T Facility will not exceed $35.0 million as defined by the Company's existing indentures. Each of the Company's Subsidiaries that are parties to the AT&T Credit Facility entered into an agreement with AT&T Credit Corporation to waive compliance by such subsidiaries with certain covenants contained therein until November 30, 1997. Such covenants are not expected to be included in the New AT&T Facility.

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

14 3/4% Redeemable Preferred Stock (Unit Offering)

    On July 10, 1997, the Company consummated the private placement of 75,000 units, (the "Unit Offering"), consisting of its Redeemable Preferred Stock and warrants to purchase shares of common stock. The Company received net proceeds of approximately $67 million from the sale of these units. Each unit includes a warrant to purchase 80.318 shares of ACSI common stock subject to an increase of
22.645 additional shares of common stock in the event that the Company fails to raise net proceeds of at least $50 million through the issuance and sale of its qualified capital stock on or before December 31, 1998. Dividends on the Redeemable Preferred Stock will accrue from the date of issuance, are cumulative and will be payable in arrears on March 31, June 30, September 30 and December 31, commencing September 30, 1997. On September 30, 1997, the Company issued 2,489 shares of its Redeemable Preferred Stock as dividends. Dividends may be paid, at the Company's option, on any dividend payment date either in cash or by the issuance of additional shares of preferred stock, provided however, that after June 30, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company shall pay the dividends in cash. The Company is required to redeem all the Redeemable Preferred Stock outstanding on June 30, 2008 at a redemption price equal to 100.00% of the liquidation preference thereof, plus, without duplication, accrued and unpaid dividends to the date of redemption.

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

12 3/4% Junior Redeemable Preferred Stock

    On October 16, 1997, the Company completed the private placement of $150 million of 12 3/4% Junior Redeemable Preferred Stock due 2009 ("Junior Redeemable Preferred Stock"). The Company received net proceeds of approximately $145.6 million. Dividends on the Junior Redeemable Preferred Stock will accrue from the date of issuance, are cumulative and will be payable quarterly, in arrears, on January 15, April 15, July 15 and October 15 of each year commencing January 15, 1998. Dividends may be paid, at the Company's option, on any dividend payment date, either in cash or by the issuance of additional shares of Junior Redeemable Preferred Stock with an aggregate liquidation preference equal to the amount of such dividends; provided; however, that after October 15, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the Junior Redeemable Preferred Stock by the terms of any agreement or instrument governing any of its then outstanding indebtedness, the Company shall pay dividends in cash. The Company is required to redeem all the Junior Redeemable Preferred Stock outstanding on October 15, 2009 at a redemption price equal to 100% of the liquidation preference thereof, plus, without duplication, accrued and unpaid dividends to the date of redemption.

    Management anticipates that the Company's current cash resources are sufficient to fund the Company's continuing negative cash flow and required capital expenditures into the first quarter of 2000. Without an infusion of additional cash, the Company will exhaust its cash resources during the first quarter of 2000. To meet its additional remaining capital requirements and to successfully implement its growth strategy, the Company will be required to sell additional equity securities, increase its existing credit facility, enter into additional credit facilities or sell additional debt securities, certain of which would require the consent of the Company's debtholders. Furthermore, before incurring additional indebtedness, the Company may be required to seek additional equity financing to maintain balance sheet and liquidity ratios required under certain of its debt instruments and , as a result of the registration rights of certain of the Company's security holders, the Company's ability to raise capital through a public offering of equity securities may be limited. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy, in which event the Company will be forced to curtail its planned network expansion and may be unable to fund its ongoing operations.

    The Company expects to actively pursue over the next several months one or more acquisitions of companies engaged in business similar or related to the business of the Company. If any such acquisition is consummated, it is likely to require the issuance by the Company of capital stock in an amount that could be material. There can be no assurance that the Company will identify any suitable candidate for acquisition or that any such acquisition will be consummated. At this time, however, the Company has no agreements, understandings or arrangements for any such acquisitions or alliances. Future acquisitions or alliances may require additional equity or debt financing, which the Company will seek to obtain, as required, and may also require that the Company obtain the consent of the holders of its Existing Notes and the holders of certain other debt instruments.


INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

PART II

OTHER INFORMATION

ITEM 1 -- Legal Proceedings

    On July 24, 1996, the Company was notified that a complaint against a subsidiary had been filed in the District Court of El Paso County, Texas wherein the plaintiff alleged permanent paraplegia resulting from his fall into a concealed basement during construction of the Company's El Paso network. At the time of the incident giving rise to the lawsuit, the plaintiff was an employee of the subcontractor hired by the Company's general contractor for this project. The parties have agreed on a settlement of the case for $6 million. The entire settlement amount is covered by insurance for the general contractor and the Company. The settlement agreement has been approved by the Court.

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

ITEM 2 -- Changes in Securities

    On July 10, 1997, the Company consummated the private offering pursuant to Rule 144A under the Securities Act of 1933, as amended, (the "Securities Act") of 75,000 units, (the "Unit Offering"), consisting of its 14 3/4% Redeemable Preferred Stock due 2008 and warrants to purchase shares of common stock. The Units were resold by the initial purchasers to certain "qualified institutional buyers" (as such term is defined under Rule 144A) and to a limited number of institutional "accredited investors" (as defined in Rule 501(a)(1),(2),(3) or (7) of Regulation D under the Securities Act). The Company received net proceeds of approximately $67 million from the sale of these units. Each unit includes a warrant to purchase 80.318 shares of ACSI common stock subject to an increase of
22.645 additional shares of common stock in the event that the Company fails to raise net proceeds of at least $50 million through the issuance and sale of its qualified capital stock on or before December 31, 1998. Dividends on the Redeemable Preferred Stock will accrue from the date of issuance, are cumulative and will be payable in arrears on March 31, June 30, September 30 and December 31, commencing September 30, 1997. On September 30, 1997, the Company issued 2,489 shares of its Redeemable Preferred Stock as dividends. Dividends may be paid, at the Company's option, on any dividend payment date either in cash or by the issuance of additional shares of preferred stock, provided however, that after June 30, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is subject, the Company shall pay the dividends in cash. The company is required to redeem all the Redeemable Preferred Stock outstanding on June 30, 2008 at a redemption price equal to 100.00% of the liquidation preference thereof, plus, without duplication, accrued and unpaid dividends to the date of redemption.

    On October 16, 1997, the Company completed the private placement of $150 million of 12 3/4% Junior Redeemable Preferred Stock due 2009 pursuant to Rule 144A under the Securities Act. The Company received net proceeds of approximately $145.6 million. Dividends on the Preferred Stock will accrue from the date of issuance, are cumulative and will be payable quarterly, in arrears, on January 15, April 15, July 15 and October 15 of each year commencing January 15, 1998. Dividends may be paid, at the Company's option, on any Dividend Payment Date, either in cash or by the issuance of additional shares of Preferred Stock with an aggregate Liquidation Preference equal to the amount of such dividends; provided; however, that after October 15, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the Preferred Stock by the terms of any agreement or instrument governing any of its then outstanding indebtedness, the Company shall pay dividends in cash. The Company is required to redeem all the Preferred Stock outstanding on October 15, 2009 at a redemption price equal to 100% of the Liquidation Preference thereof, plus, without duplication, accrued and unpaid dividends to the date of redemption.

    On October 30, 1997, in accordance with the agreement dated March 6, 1997, the Company issued 37,582 additional performance warrants to MCI to purchase the Company's Common Stock at $9.86 per share. This transaction was consummated as a private sale under Rule 4(2) of the Securities Act.

    Pursuant to a Customer Referral Agreement dated October 3, 1997, between the Company and NetRunner, Inc. ("NetRunner") and a Consulting Agreement dated October 3, 1997 between the Company and Mark Cole ("Consultant"), the Company has issued a total of 181,871 shares of restricted Common Stock to NetRunner and Consultant. The aggregate number of shares of Common Stock issuable under both agreements is subject to adjustment if certain performance goals are not met. This transaction was consummated as a private sale under Rule 4(2) of the Securities Act.


ITEM 6 -- Exhibits and Reports On Form 8-K

(a)  Exhibits

           Exhibit
           Number                Description
           ------                -----------
             11             Statement re computation of per share earnings
             27             Financial Data Schedule
            99.1            Supplemental Financial Information

    (b) Reports on Form 8-K

        (a) On November 6, 1997, the Company filed with the SEC a Current Report on Form 8-K announcing financial results for the quarter ended September 30, 1997.
        (b) On October 24, 1997, the Company filed with the SEC a Current Report on Form 8-K, announcing the pricing of its private offering of 12-3/4% Junior Redeemable Preferred Stock due 2009.
        (c) On July 29, 1997, the Company filed with the SEC a Current Report on Form 8-K, to report the commencement and completion of its private offering of units and certain other matters and the commencement and completion of its private offering of 13 3/4% Senior Notes due 2007.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         American Communications Services, Inc.
                                         (Registrant)



                                         /s/ JACK E. REICH
                                         -----------------
                                         Jack E. Reich,
November 14, 1997                        President and Chief Executive Officer

                                         /s/ DAVID L. PIAZZA
                                         -------------------
                                         David L. Piazza
November 14, 1997                        Chief Financial Officer