Form 10KSB
period 1997-12-31
AMERICAN COMMUNICATIONS SERVICES INC
filed 1998-03-20
CIK 932140

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 1997
                                        OR
[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from ________ to ___________
                          Commission file number: 0-25314

                      AMERICAN COMMUNICATIONS SERVICES, INC.
               (Exact name of small business issuer in its charter)

Delaware                                          52-1947746
--------                                          ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

131 National Business Parkway
Annapolis Junction, MD.                           20701
-----------------------                           -----
(Address of principal executive offices)          (Zip code)

                                   301-617-4200
                  (Issuer's telephone number including area code)

         Securities registered pursuant to Section 12(b) of the Act: None

            Securities registered pursuant to section 12(g) of the Act:

                           Common Stock, $0.01 par value
                           -----------------------------
                                Title of Securities

      Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

      Check here if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

      State issuer's revenues for its most recent fiscal year. $59,000,450.

      The aggregate market value of the Common Stock, par value, $0.01 per share, held by non-affiliates of the registrant (12,661,204 shares) as of March 12, 1998, was $205,744,565.

      The number of shares of Common Stock outstanding on March 12, 1998, was 37,801,347.

                        DOCUMENTS INCORPORATED BY REFERENCE

The Index to Exhibits appears on page E-1.

      The registrant's definitive 1998 Proxy Statement which will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-KSB.

AMERICAN COMMUNICATIONS SERVICES, INC.
FORM 10-KSB

                                TABLE OF CONTENTS
                                -----------------
                                                                                         Page
Part I.                                                                                 Number
                                                                                        ------

         Item 1.  Description of Business.                                              1
         Item 2.  Description of Property.                                              19
         Item 3.  Legal Proceedings.                                                    19
         Item 4.  Submission of Matters to a Vote of Security Holders.                  20

Part II.

         Item 5.  Market for Common Equity and Related
                  Stockholder Matters.                                                  21
         Item 6.  Management's Discussion and Analysis.                                 22
         Item 7.  Financial Statements.                                                 33
         Item 8.  Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure.                                  33

Part III.

         Item 9.  Directors, Executive Officers, Promoters and Control Persons,
                  Compliance With Section 16(a) of the Exchange Act.                    34
         Item 10. Executive Compensation.                                               34
         Item 11. Security Ownership of Certain Beneficial
                  Owners and Management.                                                34
         Item 12. Certain Relationships and Related Transactions.                       34
         Item 13. Exhibits List and Reports on Form 8-K.                                35

SIGNATURES                                                                              39
INDEX OF EXHIBITS                                                                       40

                                      PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

     The following discussion of the business of American Communications Services, Inc. contains certain statements of a forward-looking nature relating to future events or the future performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Annual Report, including the matters set forth under "Risk Factors" in Exhibit
99.1 hereto, which could cause actual results to differ materially from those indicated by such forward-looking statements.

     American Communications Services, Inc. (the "Company" or "ACSI"), formed in 1993, seeks to be a leading facilities-based Integrated Communications Provider ("ICP") to businesses primarily in major markets in the southern half of the United States. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, asynchronous transfer mode ("ATM") and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, the Company has evolved into an ICP. ACSI seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of December 31, 1997, was comprised of 1,061 route miles of fiber in its 32 local networks in 19 states, 39 Newbridge ATM switches, 16 Lucent 5ESS switches and approximately 22,000 backbone longhaul miles in its coast-to-coast broadband data network. With the passage of the federal Telecommunications Act of 1996 ("FTA"), the Company has enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services in late 1996 and long distance services in late 1997. By December 31, 1997, ACSI had sold 43,581 customer access lines, of which 35,105 were installed, representing a significant increase over the 360 access lines sold as of March 31, 1997.

     The Company believes that there is significant unmet demand by businesses for integrated voice and data services from a single-source communications provider. In addition, the domestic market for Internet-related business services is growing rapidly. The Company believes that, through its data network, it is well positioned to satisfy these customer demands by providing its suite of network solutions. This suite of services is integrated through its proprietary e.spire Internet access product, which combines its Internet Service Provider ("ISP") capabilities and ATM, frame relay, and Internet Protocol
("IP") services. The Company also provides additional Internet-based and other data custom solutions and value-added services such as web hosting, managed services and firewall services. E.spire currently is offered in the Company's Florida markets and the Company intends to offer e.spire and the Company's other Internet-based services in substantially all of its markets by the end of 1998 to complement its existing data services.

     For the year ended December 31, 1997, approximately 42% of the Company's revenues were derived from special access and dedicated services, approximately 38% from data and Internet services and approximately 20% from switched local and other services. Revenues for the year ended December 31, 1997, increased $49.6 million, or 527%, to $59.0 million from $9.4 million for the year ended December 31, 1996. As of December 31, 1997, the Company served over 3,500 telecommunications customers, excluding Internet customers.

     ACSI believes that a key factor in the successful implementation of its strategy and its improved operating performance is the quality of its management team. In the past fifteen months, the Company hired Jack E. Reich as President and Chief Executive Officer and David L. Piazza as Chief Financial Officer, complementing Tony Pompliano, the Company's founder and Chairman, and Riley Murphy, the Company's General Counsel. In addition, the Company recently hired Ronald E. Spears as Chief Operating Officer. Collectively, these individuals have an average of 21 years of telecommunications industry experience. The Company also has significantly increased its marketing and sales forces during the past year by hiring an additional 178 employees in such departments. As of December 31, 1997, the Company had a total of 245 employees in its marketing and sales forces, a 250% increase from December 31, 1996.

STRATEGY

     The Company seeks to provide its customers a choice for local access, utilizing its facilities-based network infrastructure to deliver both voice and data solutions. In order to increase penetration in its target markets, build brand recognition and achieve its strategic objectives, the Company seeks to:

  PROVIDE "ONE-STOP" INTEGRATED COMMUNICATIONS SERVICES

     To meet customer demand and to accelerate penetration in its markets, the Company has broadened the range of voice, data and Internet services it offers and has integrated these services into a bundled package offering a single source solution designed to meet its customers' communications needs. In 1997, the Company introduced new voice products such as local dial tone, long distance, audio conferencing and voice messaging services. In addition, through the 1997 acquisition of Cybergate (the "Cybergate Acquisition"), the Company also introduced its Internet services and, as of December 31, 1997, served over 39,000 Internet customers. In late 1997, the Company introduced e.spire, which it intends to offer in substantially all of its markets by the end of 1998. The Company believes that its ability to provide one-stop integrated communications services will enable it to capture a larger portion of its customers' total expenditures on communication services, and reduce customer turnover.

  EXPLOIT RAPIDLY GROWING MARKET FOR DATA SERVICES

     The Company believes that the market for data services is one of the fastest growing segments of the communications market. The Company's new suite of data products consists primarily of the e.spire family of high-speed Internet and data services for small and medium-sized businesses. E.spire traffic will be transported over ACSINet, the Company's coast-to-coast, leased broadband data communications network.

  ENHANCE FACILITIES-BASED INFRASTRUCTURE

     Expansion of the Company's facilities-based infrastructure will increase the proportion of communications traffic that is originated and/or terminated on its network and switching facilities, which the Company believes will result in higher long-term operating margins and greater control over its network operations. The Company uses both an on-net and a resale strategy to capture new customers, and intends to accelerate migration of traffic onto its own facilities.

     The Company will continue to install voice and data switches, construct SONET digital local fiber networks and increase the reach of its data backbone. The Company's expansion decisions are structured to efficiently deploy capital and are based upon a number of economic factors, including customer demographics in each market and anticipated cost savings associated with particular installations. The Company's state-of-the-art infrastructure and high capacity bandwidth facilitate efficient network expansion. In 1998, the Company intends to add approximately 500 route miles of fiber optic network and nine voice and five data switches.

  BUILD MARKET SHARE THROUGH FOCUSED CUSTOMER SALES AND SERVICE

     The Company believes that its local, customer-oriented, single point-of-service sales structure facilitates greater customer care in both the sales and customer service processes and differentiates ACSI as a customer-focused telecommunications services provider. In addition to its field sales force, the Company's major account team targets large national accounts, and its carrier sales group targets dedicated services to long distance carriers and ISPs. As of December 31, 1997, the Company had 245 employees in its marketing and sales forces, an increase of over 250% from December 31, 1996. The Company supplements its internal marketing and sales force through alternative sales channels, and had executed 95 sales agency agreements as of December 31, 1997.

     The Company currently is implementing an integrated customer care strategy that emphasizes infrastructure improvements, training of personnel, performance monitoring and image/brand recognition. The customer care strategy is intended to provide a heightened level of responsive and cost efficient customer service across the Company's full range of existing and planned products and services, with a particular emphasis on operational support and other information/financial systems. The Company is in the process of supplementing its customer service effort with an integrated customer care and billing software platform, differentiating ACSI from its major competitors.

  MAINTAIN GEOGRAPHIC FOCUS

     The Company intends to continue to target businesses in the southern half of the United States, its primary service area, and strives to be the first to market integrated communications services in each of its markets. The Company believes that this region is attractive due to a number of factors, including:
(i) a large number of rapidly growing metropolitan clusters, such as Washington D.C./ Baltimore/Northern Virginia, Dallas/Fort Worth/Irving, Miami/Fort Lauderdale, Greenville/Spartanburg and Kansas City and (ii) certain markets which may be generally less competitive.

  EXPAND THROUGH STRATEGIC ACQUISITIONS AND ALLIANCES

     The Company believes that acquisitions of, and joint ventures and other strategic alliances with, related or complementary businesses in its region will enable it to more rapidly execute its business plan by providing additional customers, new products and services, service and technical support and additional cash flow. For example, the Cybergate Acquisition increased the Company's penetration of its current markets and accelerated its entry into new markets by expanding the scope of the Company's Internet product offerings. As part of its expansion strategy the Company plans to consider additional acquisitions, joint ventures and strategic alliances in communications, Internet access and other related service areas.

ACSI SERVICES

     DEDICATED SERVICES. The Company's dedicated services provide high capacity non-switched interconnections: (i) between Points of Presence ("POP") of the same Inter Exchange Carriers ("IXC"); (ii) between POPs of different IXCs; (iii) between large business and government end-users and their selected IXCs; (iv) between an IXC POP and an Incumbent Local Exchange Carrier ("ILEC") central office or between two ILEC central offices; and (v) between different locations of business or government end-users.

     - SPECIAL ACCESS SERVICES. Special access services provide a link between an end-user location and the POP of its IXC, or links between IXC POPs, thus bypassing the facilities of the ILEC. These services, which may be ordered by either the long distance customer or directly by its IXC, typically provide the customer better reliability, shorter installation intervals, and lower costs than similar services offered by the ILEC. Customer charges are based on the number of channel terminations, fixed and mileage-sensitive transport charges, and costs for any services required to multiplex circuits.


     - SWITCHED TRANSPORT SERVICES. Switched transport services are offered to IXCs that have large volumes of long distance traffic aggregated by a ILEC switch at a central office where the Company has collocated its network. The Company provides dedicated facilities for transporting these aggregated volumes of long distance traffic from the ILEC central office to its POP or between ILEC central offices.

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

     SWITCHED VOICE SERVICES. As of December 31, 1997, the Company had installed 16 Lucent 5ESS switches to provide facilities-based local exchange service in 16 of its markets. The Company also provides such services on a resale basis in 35 markets. As an adjunct to its local switched services, the Company provides long distance, calling card and other interLATA services.

     The Company's switched voice services include telephone exchange service, including optional enhanced services such as call waiting, caller ID and three-way conference calling; switching traffic between ACSI's switch and a business customer's Private Branch Exchange ("PBX") and routing local, intraLATA and interLATA phone calls according to the customers' specific requirements; providing local dial tone services with functionality such as free internal communications, call forwarding, call transfer, conference call and speed dialing; Integrated Services Digital Network ("ISDN") data services; and origination and termination of long distance traffic between a customer premises and interexchange carrier via shared trunks utilizing the Company's local switch.

     HIGH SPEED INTERNET AND DATA SERVICES AND CYBERGATE ACQUISITION. In January 1997, the Company consummated the Cybergate Acquisition. Cybergate, Inc. ("Cybergate"), an ISP, delivers high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computers and the use of a modem. As of December 31, 1997, Cybergate had over 39,000 customers. The Cybergate Acquisition enabled ACSI to become a major provider of high-speed data communications services in the southern United States.

     In 1997, the Company introduced the e.spire family of high-speed Internet and data services for businesses as well as government and educational institutions, ISPs and carriers. The e.spire family of services operates over ACSINet, the Company's coast-to-coast, leased broadband data communications network which supports the following services:

     - e.spire INTERNET ACCESS SERVICE. The ACSINet Internet data backbone is connected to the Global Internet via public and private peering arrangements with Tier I-Internet backbone providers at strategic Network Access Points ("NAPs") across the United States. This enables the Company to provide high-quality dedicated and dial-up Internet connectivity and IP transport for the business and reseller community. The service is targeted to consumers, local and regional ISPs and corporate Internet users requiring dedicated access. The service operates at dedicated speeds ranging from 56 kbps to 45 Mbps and at industry-standard dial-up speeds.

     - e.spire FRAME RELAY SERVICE. This service is designed for bandwidth needs that vary, and for interconnecting geographically dispersed networks and equipment. Businesses of any size can take advantage of e.spire Frame Relay for internetworking, application sharing, e-mail, file transfer, PC-to-PC and PC-to-Server communications. The ACSINet Frame Relay backbone is connected to frame relay networks of other key providers via NNIs (Network-to-Network Interfaces) thus enabling the Company to offer comprehensive solutions to local, regional, and national businesses regardless of their location. This service supports standard multi-protocol encapsulation which makes it easier to integrate new and legacy systems. The service support user port connections range from 56 kbps to 1.5 Mbps with a wide range of Committed Information Rates.

     - e.spire ATM SERVICE. This service provides a solution to local, regional and national businesses with highbandwidth, delay-sensitive data communications applications. With e.spire ATM service, the performance needs of complex, media-rich applications such as CAD/CAM, remote super-computing, medical imaging, video conferencing, and voice calls are easily met. This service is also ideal for higher-volume users of applications such as PC-to-server and file transfer. The service supports both Constant Bit Rate and Variable Bit Rate service levels over Permanent Virtual Circuits with user port speeds ranging from 2 Mbps to 45 Mbps.

     - e.spire BUNDLED INTERNET SOLUTIONS. The Company also provides turnkey business Internet solutions. These solutions include dedicated Internet Access, pre-configured Customer Premises Equipment, web site hosting account, domain name registration and maintenance, news feed, and end-to-end service installation. These solutions enable businesses to benefit from integrated billing and network management.

     - e.spire CUSTOM NETWORK SERVICES. These services include design, installation, maintenance, hardware (such as switches, routers and modems) and configuration (such as maintaining consistent versions of the router software and deploying consistent configurations) of a customer's network. The Company's custom network services are designed to eliminate many of the timing, coordination and inter-operability issues that arise in installations requiring multiple vendors.

     - e.spire MANAGED NETWORK SERVICE. This service provides complete management and monitoring of all customer equipment and network elements needed to operate dedicated Internet or frame relay services. Companies of all sizes can enhance their competitive performance, eliminating the need to commit their own resources to the costly, time-consuming job of network management.

SALES, MARKETING AND SERVICE DELIVERY

     The Company seeks to provide its customers a choice for local access, utilizing its facilities-based network infrastructure to deliver both voice and data solutions. The Company's customers include corporations, financial services companies, government departments and agencies, and academic, scientific and other major institutions as well as ISPs, IXCs and other carriers.

     The Company's sales and marketing approach is to build long-term business relationships with its customers, with the intent of becoming the single source provider of their telecommunications services. The Company's sales force includes specialized professionals who focus on sales to retail, wholesale and alternate channel (agents and value-added resellers) consumers of the Company's telecommunications services. The Company's sales staff works to gain a better understanding of the customer's operations in order to develop innovative, application-specific solutions to each customer's needs. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling and networking alliances.

     Enhanced data services, like all other Company services, are sold through the Company's existing sales force and supported by engineers and other sales channels such as agents and value-added resellers, including independent providers of communications hardware to customers. This approach enables the Company to (i) emphasize the applications solutions aspects of enhanced data services and (ii) utilize the expertise and resources of other vendors. The Company intends to continue expanding its sales and engineering support staff and other technical specialists in order to meet the growing demand for enhanced data services. See "-- Network".

     Historically, the Company has established new customer relationships by providing customers with local or data services and subsequently marketing additional services to such customers. Having evolved into an ICP, however, the Company intends to emphasize its ability to provide customers "one-stop" integrated voice, data and Internet communications services in its sales and marketing efforts.

     The Company's service delivery staff is primarily responsible for coordinating service and installation activities. Service delivery activities include coordinating installation dates and equipment delivery and testing. The Company's customer service and technical staff plans, engineers, monitors and maintains the integrity, quality and availability of the Company's networks. The Company's technical staff are available to customers 24 hours every day.

NETWORK

     The Company has deployed its network infrastructure on a "smart-build" approach, selecting the most economic alternative of constructing or leasing facilities or a combination thereof. As of December 31, 1997, the Company had local fiber optic networks in service in 32 markets. The Company continues to expand those networks and will look to identify new markets for other network expansion opportunities. The Company generally chooses to own facilities where
(i) there is no attractive fiber optic network alternative, (ii) ownership creates strategic value for the Company and/or (iii) large concentrations of telecommunications traffic are accessible, or have been secured, to justify network construction. In addition to the "build" vs. "lease" decision for network deployment, the Company also will consider potential network acquisitions from time to time.

     The Company also seeks to expand the reach of its backbone data network through agreements with certain third parties to deliver enhanced data communications services through a seamless data network. Often, the Company offers data services in geographic markets where it has not deployed its own local fiber optic network by leasing facilities from a variety of entities, including ILECs, utilities, IXCs, cable companies and various transit/highway authorities. In many cases, such capacity is obtained through the purchase of "dark fiber." The combination of the Company's local networks and its broadband data backbone network comprise the seamless network platform which the Company utilizes to offer its broad array of telecommunications services to customers.

     The Company utilizes Newbridge ATM networking technology on its data backbone network, allowing its network capacity to be efficiently shared between multiple platforms. The Company's local networks are comprised of fiber optic cable, integrated switching facilities, advanced electronics, data switching equipment (e.g., frame relay and ATM), transmission equipment and associated wiring and equipment. By virtue of their state-of-the-art equipment and ring-like architecture, the Company's networks offer electronic redundancy and diverse access routing. Through automatic protection switching, if any electrical component or fiber optic strand fails, the signal is instantaneously switched to a "hot standby" component or fiber. Since network outages and transmission errors can be very disruptive and costly to long distance carriers and other customers, consistent reliability is critical to customers.

     In those markets where the Company chooses to deploy broadband fiber networks, the Company's strategy is to first develop the "carrier ring" portion of its network, a high capacity network designed to be accessible to all the major long distance carriers and key ILEC central offices in the area. This portion of the network allows the Company to provide access to the ILEC central offices, the IXC POPs and customer buildings. Second, the Company designs a larger "backbone ring" extending from the carrier ring, with a view toward making the network accessible to the largest concentration of telecommunications-intensive business and government customers in the area. Hubs are strategically located on the backbone ring. Third, the Company concentrates its sales and marketing efforts on adding business and government customers located on or very near its backbone network and hub locations. Once the Company determines that there is sufficient customer demand in a particular area, it extends "distribution rings" from the backbone ring to reach specific business customers in that area. The Company's emphasis is on the building and expansion of these local networks to reach end user customers in buildings or office parks with substantial telecommunications needs.

     The Company's network management center in Annapolis Junction, Maryland monitors all of the Company's networks from one central location. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city. This consolidated operations center also helps make the Company's per customer monitoring and customer service costs lower than if such costs were monitored on a single-city basis. The Company also plans to enhance its use of this facility to monitor the performance of data and switched voice services. During 1997, the Company performed various network management services for other telecommunications service providers and plans to continue to offer these services on a limited basis.

INDUSTRY OVERVIEW

     The continuing deregulation of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have expanded substantially the Company's opportunities in the converging voice and data communications services markets. Technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market.

     DEDICATED SERVICES. Competition in the local exchange services market began in the mid-1980s. In New York City, Chicago and Washington, D.C., newly formed companies provided dedicated non-switched services by installing fiber optic facilities connecting POPs of IXCs within a metropolitan area and, in some cases, connecting business and government end-users with IXCs. Most of the early competitors operated limited networks in the central business districts of major cities in the U.S. where the highest concentration of voice and data traffic, including IXC traffic, is typically found. Competitive Access Providers ("CAPs") used the substantial capacity and economies of scale inherent in fiber optic cable to offer customers service that was generally less expensive and of higher quality than could be obtained from the ILECs due, in part, to antiquated copper-based facilities used in many ILEC networks.

     LOCAL SWITCHED VOICE SERVICES. The FCC Interconnection Decisions in 1992 and 1993 enabled CAPs to provide interstate switched access services in competition with ILECs, which has encouraged the development of the competitive interstate switched access market. Competition in this market was further enhanced with the passage of the FTA, which requires (i) removal of state, local and long distance entry barriers, (ii) ILECs to provide interconnections to their facilities, and (iii) access to rights-of-way.

     DATA COMMUNICATIONS SERVICES. The Company believes that high-speed data communications services represent one of the fastest growing segments of the telecommunications services market, due in part to the continuing proliferation of computers and the increasing need to interconnect these computers via local and wide area networks, the dramatic growth of the Internet and the emergence of multimedia applications. Together, these applications have spawned numerous network technologies and communications protocols to support legacy, current and emerging needs. The domestic network infrastructure currently supporting both voice and data transport requirements, which focuses on IP switching and framed relay services, is being strained by the increasing demand for high-bandwidth transport at both the local and national levels. The Company believes that the increasing volume and complexity of high-speed applications will further strain the domestic network infrastructure and create an opportunity for ACSI to provide a single high-quality ATM-based network capable of consistently supporting diverse data communications needs. In addition, businesses are increasingly using the Internet to transmit e-mail, engage in commercial transactions (e.g., electronic commerce) and develop internal communications networks, or "intranets." Increasing business utilization of the Internet has added to the demand for higher-speed access applications.

COMPETITION

     The Company operates in a highly competitive environment and currently does not have a significant market share in any of its markets. Most of its actual and potential competitors have substantially greater financial, technical, marketing and other resources (including brand name recognition) than the Company. Also, the continuing trend toward business alliances in the telecommunications industry and the absence of substantial barriers to entry in the data and Internet services markets, could give rise to significant new competition.

     In each of its markets, the Company's primary competitor is the ILEC serving that geographic area. ILECs are established providers of dedicated and local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to voice, data and Internet-service providers such as the Company, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. In addition, with respect to competitive access services (as opposed to switched local exchange services), the FCC recently proposed a rule that would provide for increased ILEC pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached. If the ILECs are allowed additional flexibility by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, the income of competitors to the ILECs, including the Company, could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services, pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILEC, including the Company.

     In the local exchange market, the Company also faces competition or prospective competition from several other carriers, many of which have significantly greater financial resources than the Company. For example, AT&T Corp., MCI Communications Corporation and Sprint Corporation, which historically have been purely long distance carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the ILECs' or other providers' services. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering local switched services include companies that have previously been known purely as CAPs, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, including RBOCs, can offer single source local and long distance services, like those offered by the Company. In addition, a continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. The proposed merger of WorldCom, Inc. and MCI Communications Corporation or AT&T Corp.'s proposed acquisition of Teleport Communications Group, Inc. are examples of some of the alliances that are being formed. Many of these combined entities may have resources far greater than those of the Company. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered by the Company.

     The Company will also face competition from other fixed wireless services, including Multichannel Multipoint Distribution Service ("MMDS"), Local Multipoint Distribution Service ("LMDS"), 24 GHz and 38 GHz wireless communications systems, Wireless Communications Service ("WCS"), FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. The FCC has issued or is in the process of issuing licenses for these services to provide broadband integrated telecommunications services on a point-to-point and/or point-to-multipoint basis. Many of these service providers have already raised substantial capital and have commenced building their wide-area networks, primarily in urban areas. Upon entering into appropriate interconnection agreements with ILECs, these service providers are expected to provide integrated voice and data services comparable to those the Company currently offers or intends to offer. Many of these companies have announced plans to target small and medium-sized businesses and may enjoy certain advantages over the Company with respect to the speed with which they can deploy their own facilities directly serving end user premises to the extent that they need not lease or resell "last mile" facilities from the ILEC. In addition, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data-rate transmission services.

     With respect to mobile wireless telephone system operators, the FCC has authorized cellular, personal communications service ("PCS"), and other cellular mobile radio service ("CMRS") providers to offer wireless services to fixed locations, rather than just to mobile customers, in whatever capacity such CMRS providers choose. Previously, cellular providers could provide service to fixed locations only on an ancillary or incidental basis. This authority to provide fixed as well as mobile services will enable CMRS providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with the Company and other providers of traditional wireless telephone service.

     Section 271 of the FTA prohibits a Regional Bell Operating Company ("RBOC") from providing long-distance service that originates (or in certain cases terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. The FCC has denied the following applications for such approval: SBC Communications, Inc.'s Oklahoma application in June 1997; Ameritech Inc.'s Michigan application in August 1997; and BellSouth Corporation's applications for South Carolina and Louisiana in December 1997 and February 1998, respectively. The Company anticipates that a number of RBOCs will file additional applications for in-region long distance authority in 1998. The FCC will have 90 days from the date an application for in-region long distance authority is filed to decide whether to grant or deny the application.

     Once the RBOCs are allowed to offer widespread in-region long distance services, both they and the largest IXCs will be in a position to offer single-source local and long distance. On December 31, 1997, a United States District Court judge in Texas held unconstitutional certain sections of the FTA, including Section 271. This decision would permit the three RBOCs immediately to begin offering widespread in-region long distance services. The decision, however, was stayed on February 11, 1998 by the Court upon motion from the defendants. Unless overturned on appeal, this decision could have a material adverse effect on the Company. The Company expects that the FCC and certain IXCs will file appeals of the decision with the United States Court of Appeals for the Fifth Circuit. Although there can be no assurance as to the outcome of this litigation, the Company believes that significant parts of the District Court decision may be reversed or vacated on appeal.

     In addition, new FCC rules went into effect in February 1998 which will make it substantially easier for many non-U.S. telecommunications companies to enter the U.S. market, thus potentially further increasing the number of competitors.
     The market for data communications and Internet access services, including IP switching, is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends on a number of factors, including: market presence; the ability to execute a rapid expansion strategy: the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new services by the Company and its competitors; the Company's ability to support industry standards; and general industry and economic trends. The Company's success in this market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.


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

  THE FEDERAL TELECOMMUNICATIONS ACT OF 1996

     STATUTORY REQUIREMENTS. On February 1, 1996, the U.S. Congress enacted comprehensive telecommunications reform legislation, which the President signed into law as the FTA on February 8, 1996. The Company believes that this legislation is likely to enhance competition in the local telecommunications marketplace because it (i) preempts state and local entry barriers and gives the FCC authority to enforce such preemption, (ii) requires ILECs to provide interconnection to their facilities, (iii) facilitates end-users' choice to switch service providers from ILECs to CLECs and (iv) requires access to rights-of-way.

     The FTA requires all LECs (including ILECs and CLECs): (i) not to prohibit or unduly restrict resale of their services; (ii) to provide number portability;
(iii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iv) to afford access to poles, ducts, conduits and rights-of-way; and (v) to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection (a) for the transmission and routing of telephone exchange service and exchange access,
(b) at any technically feasible point within the ILEC's network, (c) that is at least equal in quality to that provided by the ILEC to itself, its affiliates or any other party to which the ILEC provides interconnection, (d) at rates, terms and conditions that are just, reasonable and nondiscriminatory. ILECs also are required under the new law to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access unbundled network elements.

     In addition, the FTA requires RBOCs to comply with certain safeguards and offer interconnection that satisfies a prescribed 14-point competitive checklist before the RBOCs are permitted to provide in-region interLATA (i.e. long distance) services. These safeguards are designed to ensure that the RBOCs' competitors have access to local exchange and exchange access services on nondiscriminatory terms and that subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards also are intended to promote competition by preventing RBOCs from using their market power in local exchange services to obtain an anti-competitive advantage in the provision of other services.

     Three RBOCs, Ameritech, Southwestern Bell ("SBC") and BellSouth, have filed applications with the FCC for authority to provide in-region interLATA service in selected states. The FCC has denied all such RBOC applications for in-region long distance authority filed to date. The denials of certain of these RBOC applications by the FCC are the subjects of judicial appeals and petitions for rehearing at the FCC. Other RBOCs have begun the process of applying to provide in-region interLATA service by filing with state commissions notice of their intent to file at the FCC.

     In addition, several RBOCs have challenged the constitutionality of certain provisions of the FTA which bar the RBOCs from providing in-region interchange and other services by filing a lawsuit in the U.S. District Court for the Northern District of Texas (captioned SBC Communications, Inc. v. FCC, Civil Action No. 7:97-CV-163-X (Kendall, J.)). On December 31, 1998, Judge Kendall released an order which invalidated Sections 271-273 of the FTA as they pertain to SBC, US West and Bell Atlantic, after finding that these provisions violated the constitutional prohibition against "bills of attainder." Judge Kendall's decision has been appealed to the U.S. Court of Appeals for the Fifth Circuit. Judge Kendall has stayed the effectiveness of his order pending appellate review.

     The FTA also granted important regulatory relief to industry segments which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs have the ability to obtain authorization to provide long distance services under prescribed circumstances and were granted new rights to provide certain cable TV services. IXCs were permitted to construct their own local facilities and/or resell local services. State laws no longer can require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenues. In addition, under the FTA all utility holding companies are permitted to diversify into telecommunications services.

     FCC RULES IMPLEMENTING THE LOCAL COMPETITION PROVISIONS OF THE FTA. On August 8, 1996, the FCC released a First Report and Order, a Second Report and Order and a Memorandum Opinion and Order in its CC Docket 96-98 (combined, the "Interconnection Orders") that established a framework of minimum, national rules enabling state Public Service Commissions ("PSCs") and the FCC to begin implementing many of the local competition provisions of the FTA. In its Interconnection Orders, the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. The FCC also adopted a minimum list of unbundled network elements that ILECs must make available to competitors upon request and a methodology for states to use in establishing rates for interconnection and the purchase of unbundled network elements. The FCC also adopted a methodology for states to use when applying the FTA's "avoided cost standard" for setting wholesale prices with respect to retail services.

     The following summarizes the key issues addressed in the Interconnection Orders.

     - INTERCONNECTION. ILECs are required to provide interconnection for telephone exchange or exchange access service, or both, to any requesting telecommunications carrier at any technically feasible point. The interconnection must be at least equal in quality to that provided by the ILEC to itself, its affiliates or any other party to which the ILEC provides interconnection and must be provided on rates, terms and conditions that are just, reasonable and nondiscriminatory.

     - ACCESS TO UNBUNDLED ELEMENTS. ILECs are required to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms, and conditions that are just, reasonable and nondiscriminatory. At a minimum, ILECs must unbundle and provide access to network interface devices, local loops, local and tandem switches (including all software features provided by such switches), interoffice transmission facilities, signaling and call-related database facilities, operations support systems and information and operator and directory assistance facilities. Further, ILECs may not impose restrictions, limitations or requirements upon the use of any unbundled network elements by other carriers.

     - METHODS OF OBTAINING INTERCONNECTION AND ACCESS TO UNBUNDLED ELEMENTS. ILECs are required to provide physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC's premises, except that the ILEC may provide virtual collocation if it demonstrates to the PSC that physical collocation is not practical for technical reasons or because of space limitations.

     - TRANSPORT AND TERMINATION CHARGES. The FCC rules require that LEC charges for transport and termination of local traffic delivered to them by competing LECs must be cost-based and should be based on the LECs' Total Element Long-Run Incremental Cost ("TELRIC") of providing that service. However, as discussed below, the FCC's pricing and costing rules have been vacated by the U.S. Court of Appeals for the Eighth Circuit (the "Eighth Circuit").

     - PRICING METHODOLOGIES. New entrants were required to pay for interconnection and unbundled elements at rates based on the ILEC's TELRIC of providing a particular network element plus a reasonable share of forward-looking joint and common costs, and may include a reasonable profit. However, as discussed below, these rules have been vacated by the Eighth Circuit.

     - RESALE. ILECs are required to offer for resale any telecommunications service that they provide at retail to subscribers who are not telecommunications carriers. PSCs were required to identify which marketing, billing, collection and other costs will be avoided or that are avoidable by ILECs when they provide services on a wholesale basis and to calculate the portion of the retail rates for those services that is attributable to the avoided and avoidable costs. However, as discussed below, the specific federal pricing requirements have been vacated by the Eighth Circuit.

     - ACCESS TO RIGHTS-OF-WAY. The FCC established procedures and guidelines designed to facilitate the negotiation and mutual provision of nondiscriminatory access by telecommunications carriers and utilities to their poles, ducts, conduits, and rights-of-way.

     - UNIVERSAL SERVICE REFORM. All telecommunications carriers, including the Company, are required to contribute funding for universal service support, on an equitable and nondiscriminatory basis, in an amount sufficient to preserve and advance universal service pursuant to a specific or predictable universal service funding mechanism. On May 8,

       1997, the FCC released an order implementing these requirements by reforming its existing access charge and universal service rules. See "-- Other Federal Regulation -- Universal Service Reform" below.

     Most provisions of the Interconnection Orders were appealed. Numerous appeals were consolidated for consideration by the Eighth Circuit (captioned Iowa Utilities Board v. FCC). On July 18, 1997, the Court of Appeals released its decision regarding issues raised in the consolidated appeals of the Interconnection Orders. The Interconnection Orders were upheld in part and reversed in part. A non-exclusive list of decisions rendered include that:

     - The FCC exceeded its jurisdiction in establishing rules governing the prices that ILECs may charge competitors for interconnection, unbundled access and resale. The Court ruled that the authority to establish prices for local communications facilities and services is reserved to the States and, thus, vacated the FCC's pricing rules (except as they apply to CMRS providers).

     - The FCC's "pick and choose" rule, which allows competitors to select individual terms of previously approved interconnection agreements for their own use, conflicts with the purposes of the FTA, and also was vacated.

     - The FCC lacks authority to hear formal complaints which involve the review and/or enforcement of certain terms of local interconnection agreements approved by State commissions.

     - The FCC lacks authority to require interconnection agreements which were negotiated before the enactment of the FTA to be submitted for State commission approval.

     - The FCC may not adopt a blanket requirement that State interconnection rules must be consistent with the FCC's regulations.

     - The FCC correctly concluded that ILEC operations support systems, operator services and vertical switching features qualify as network elements that are subject to the unbundling requirements of the FTA.

     - The FCC's definition of "technically feasible" was upheld for purposes of deciding where ILECs must permit interconnection by competitors, but the FCC's use of this term to determine what elements must be unbundled was rejected.

     - The FCC erred in deciding that ILECs could be required by competitors to provide interconnection and unbundled network elements at levels of quality which exceed those levels at which ILECs provide such services to themselves.

     - The FCC cannot require ILECs to recombine network elements for competitors, but competitors may recombine such network elements themselves as necessary to provide telecommunications services.

     - Claims that the unbundling rules constitute an unconstitutional taking were not decided because they were either raised by parties which lacked standing or were not ripe for review.

     - FCC rules and policies regarding the ILECs' duty to provide for physical collocation of equipment were upheld.

     - The FCC's rules requiring ILECs to allow the resale of promotional prices lasting more than 90 days were upheld.

The Interconnection Orders, and resulting local interconnection rules, were vacated in part consistent with these decisions. The U.S. Supreme Court has granted certiorari to review most aspects of the Eighth Circuit decision regarding the Interconnection Orders. The Company cannot predict the outcome of this litigation or the requests for reconsideration that remain pending at the FCC. Notably, the FCC recently made the use of forward looking, economic costs for the pricing of local interconnection, transport and termination and unbundled network elements, a temporary condition of its approval of the merger of Bell Atlantic and NYNEX. However, after the FCC indicated in its denial of Ameritech's application for in-region long distance authority that an RBOC's use of such forward looking, economic costs is relevant to the issue of whether it has satisfied the conditions necessary for approval of such an application, the Eighth Circuit issued a mandamus order instructing the FCC not to enforce such a requirement.

     SECTION 706 FORBEARANCE. Section 706 of the FTA gives the FCC the right to forebear from regulating a market if the FCC concludes that such forbearance is necessary to encourage the rapid deployment of advanced telecommunications capability. Section 706 has not been used to date, but in January 1998 Bell Atlantic filed a petition under Section 706 seeking to have the FCC deregulate entirely the provision of packet-switched telecommunications services. Similar petitions were filed later by the Alliance for Public Technology and U.S. WEST, and other ILECs are expected to file similar petitions in the near future. If these petitions are granted, RBOCs would be free to provide a bundled package of intrastate and interstate data and Internet services similar to what the Company presently offers. The effect of such an FCC decision on the Company's finances and competitive position could be material.

     OTHER FEDERAL REGULATION. In general, the FCC has a policy of encouraging the entry of new competitors, such as the Company, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers and nondominant carriers. For domestic common carrier telecommunications regulation, large ILECs such as GTE and the RBOCs are currently considered dominant carriers, while CLECs such as the Company are considered nondominant carriers.

     - TARIFFS. As a nondominant carrier, the Company may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of nondominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports. However, nondominant carriers like the Company must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. With the exception of informational tariffs for operator-assisted services and tariffs for interexchange casual calling services, the FCC has ruled that IXCs must cancel their tariffs for domestic, interstate interexchange services. Tariffs remain required for international services. The effectiveness of those orders currently is subject to a stay issued by the U.S. Court of Appeals for the District of Columbia Circuit. On June 19, 1997, the FCC issued an order granting petitions filed by Hyperion and Time-Warner to provide CLECs the option to cease filing tariffs for interstate interexchange access services and has proposed to make the withdrawal of CLEC access service tariffs mandatory. Pursuant to these FCC requirements, the Company has filed and maintains tariffs for its interstate services with the FCC. All of the interstate access and retail "basic" services (as defined by the FCC) provided by the Company are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. The Company believes that its enhanced voice and Internet services are "enhanced" services that need not be tariffed.

     - INTERNATIONAL SERVICES. Nondominant carriers such as the Company also are required to obtain FCC authorization pursuant to Section 214 of the Communications Act and file tariffs before providing international communications services. The Company has obtained authority from the FCC to provide voice and data communications services between the United States and all foreign points on a resale basis.

     - ILEC PRICE CAP REGULATION REFORM. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can only raise prices for certain services by a small percentage each year. In addition, there are constraints on the pricing of ILEC services that are competitive with those of CLECs. On September 14, 1995, the FCC proposed a three-stage plan that would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and ultimately would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against the Company and could have a material adverse effect on the Company. The FCC released an order on December 24, 1996 which adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs. On May 7, 1997, the FCC took further action in its CC Docket No. 94-1 updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates. These actions could have a significant impact on the interstate access prices charged by the ILECs with which the Company competes.

     - ACCESS CHARGES. Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Company anticipates that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, the probable area of competition with the Company. The Company also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. On May 7, 1997, the FCC took action in its CC Docket No. 96-262 to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to the existing rate structure for interstate access that are designed to move access charges, over time, to more economically efficient rate levels and structures. The following is a nonexclusive list of actions announced by the FCC:

       SUBSCRIBER LINE CHARGE ("SLC"). The maximum permitted amount which an ILEC may charge for SLC's on certain lines was increased. Specifically, the ceiling was increased significantly for second and additional residential lines, and for multi-line business customers. SLC ceiling increases began in July 1997 and will be phased-in over a two-year period.

       PRESUBSCRIBED INTEREXCHANGE CARRIER CHARGE ("PICC"). The FCC created a new PICC access charge rate element. The PICC is a flat-rated, per-line charge that is recovered by LECs from IXCs. The charge is designed to recover common line revenues not recovered through SLCs. Effective January 1, 1998, the maximum permitted interstate PICC charge is $0.53 per month for primary residential lines and $1.50 per month for second and additional residential lines. The initial maximum interstate PICC for multi-line business are $2.75. The ceilings will be permitted to increase over time.

       CARRIER COMMON LINE CHARGE ("CCL"). As the ceilings on the SLCs and PICCs increase, the per-minute CCL charge will be eliminated. Until then, the CCL will be assessed on originating minutes of use. Thus, ILECs will charge lower rates for terminating then originating access. In addition, Long Term Support ("LTS") payments for universal service will be eliminated from the CCL charge.

       LOCAL SWITCHING. Effective January 1, 1998, ILECs subject to price-cap regulation were required to move non-traffic-sensitive ("NTS") costs of local switching associated with line ports to common line and recover them through the common line charge discussed above. Local switching costs attributable to dedicated trunk ports must be moved to the trunking basket and recovered through flat-rate monthly charges.

       TRANSPORT. The "unitary" rate structure option for tandem-switched transport will be eliminated effective July 1, 1998. For price cap LECs, additional rate structure changes became effective on January 1, 1998, which altered the recovery of certain NTS costs of tandem-switching and multiplexing and the minutes-of-use assumption employed to determine tandem-switched transport prices. Also effective January 1, 1998, certain costs currently recovered through the Transport Interconnection Charge ("TIC") were reassigned to specified facilities charges. The reassignment of tandem costs currently recovered through the TIC to the tandem switching charge will be phased in evenly over a three-year period. Residual TIC charges will be recovered in part through the PICC, and price cap reductions will be targeted at the per-minute residual TIC until it is eliminated.

       In other actions, the FCC clarified that incumbent ILECs may not assess interstate access charges on the purchasers of unbundled network elements or information services providers (including ISPs). Further regulatory actions affecting ISPs are being considered in a FCC notice of inquiry released on December 24, 1996. The FCC also decided not to adopt any regulations governing the provision of terminating access by CLECs. ILECs also were ordered to adjust their access charge rate levels to reflect contributions to and receipts from the new universal service funding mechanisms.

       The FCC also announced that it will, in a subsequent Report and Order, provide detailed rules for implementing a market-based approach to further access charge reform. That process will give ILECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The FCC also adopted a "prescriptive safeguard" to bring access rates to competitive levels in the absence of competition. For all services then still subject to price caps and not deregulated in response to competition, the FCC required ILECs subject to price caps to file Total Service Long Run Incremental Cost ("TSLRIC") costs studies no later than February 8, 2001.

       This series of decisions is likely to have a significant impact on the operations, expenses, pricing and revenue of the Company. Various parties have sought reconsideration or appeal of the FCC's access charge rulings and all or part of the order ultimately could be set aside or revised. The Company cannot predict the outcome of these proceedings.

     UNIVERSAL SERVICE REFORM. On May 8, 1997, the FCC released an order in its CC Docket No. 96-45, which reforms the current system of interstate universal service support and implements the universal service provisions of the FTA. The FCC established a set of policies and rules that ensure that low-income consumers and consumers that live in rural, insular and high cost areas receive a defined set of local telecommunications services at affordable rates. This is accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of eligible schools, libraries and rural health care providers to telecommunications networks. These programs will be funded by assessment of eligible revenues of nearly all providers of interstate telecommunications carriers, including CLECs such as the Company.

     The Company, like other telecommunications carriers that provide interstate telecommunications services, will be required to contribute a portion of its end-user telecommunications revenues to fund universal service programs. However, the Company also is eligible to qualify as a recipient of universal service support if it elects to provide facilities-based service areas designated for universal service support. The FCC's decisions in CC Docket No. 96-45 could have a significant impact on future operations of the Company. Significant portions of the FCC's order have been appealed and are under review by the U.S. Court of Appeals for the Fifth Circuit. The Company cannot predict the outcome of these proceedings.

  STATE REGULATION

     The Company believes that most, if not all, states in which it operates or proposes to operate will require a certification or other authorization to offer intrastate services. Many of the states in which the Company operates or intends to operate are in the process of addressing issues relating to the regulation of CLECs. Some states may require authorization to provide enhanced services.

     In some states, existing state statutes, regulations or regulatory policy may preclude some or all forms of local service competition. However, Section 253 of the FTA prohibits states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications service. The FCC has the authority to preempt any such state or local requirements to the extent necessary to enforce the FTA's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services, and, presumably, require carriers to obtain certificates or licenses before providing service.

     Some states in which the Company operates are considering legislation which could impede efforts by new entrants in the local services market to compete effectively with ILECs. The Arkansas legislature, for example, recently enacted legislation which curtails the ability of the state PSC to make available additional network elements to CLECs or authorize CLECs to receive universal service funding. On March 25, 1997, the Company filed a petition for Declaratory Ruling with the FCC asking it to preempt portions of the Arkansas statute.

     The Company has obtained intrastate authority for the provision of dedicated services and a full range of local switched services in each of the states where it currently provides local telecommunications services. In addition, the Company has obtained PSC certification to provide interexchange services in a majority of these states and is in the process of obtaining such certification in other states. There can be no assurances that the Company will receive the authorizations it may seek in the future from the above named PCSs to the extent it expands into other states or seeks to provide additional services. In most states, the Company is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

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

     LOCAL INTERCONNECTION. The FTA imposes a duty upon all ILECs to negotiate in good faith with potential interconnectors to provide interconnection to the ILEC networks, exchange local traffic, make unbundled network elements available, and permit resale of most local services. In the event that negotiations do not succeed, the Company has a right to seek state PSC arbitration of any unresolved issues. The Company has negotiated or arbitrated interconnection arrangements with each of the following: BellSouth (North Carolina, South Carolina, Georgia, Florida, Alabama, Mississippi, Louisiana, Tennessee and Kentucky), Southwestern Bell (Texas, Arkansas, Kansas, Missouri and Oklahoma), US West (Arizona, New Mexico and Colorado), Bell Atlantic (Maryland, Virginia and the District of Columbia), GTE (Texas, Kentucky and Florida) and Sprint/Central Telephone (Nevada). Arbitration decisions involving interconnection arrangements in several states have been challenged in lawsuits filed in U.S. District Courts by the affected ILECs. In addition, the Company has filed a lawsuit in U.S. District Court in Louisiana seeking review of the pricing of interconnection and unbundled network elements approved by the Louisiana PSC. Some of the Company's local interconnection agreements expire during 1998 and will require renegotiation this year. There can be no assurance that these renegotiations will be successful, or that state PSC arbitration of any unresolved issues will be decided favorably to the Company.

     The Company has experienced some difficulty in obtaining timely ILEC implementation of local interconnection agreements. Delays encountered in unbundled loop and number portability installation have caused the Company to file complaints against BellSouth with the FCC and Georgia PSC. The Company is considering the possibility of filing similar actions against other ILECs.

     LOCAL GOVERNMENT AUTHORIZATIONS. The Company is required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. Termination of the existing franchise or license agreements prior to their expiration dates could have a materially adverse effect on the Company. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. There can be no assurance that the Company will not be required to post similar bonds in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. However, the FTA provides that any compensation extracted by states and localities for use of public rights-of-way must be "fair and reasonable," applied on a "competitively neutral and nondiscriminatory basis" and be "publicly disclosed" by such government entity.

EMPLOYEES

     As of December 31, 1997, the Company employed a total of 803 individuals full time. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees is subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Company leases 23,925 and 6,619 square foot office spaces in Annapolis Junction, Maryland for its corporate headquarters and network management center for approximately $29,500 and $8,520 per month as of December 31, 1997, subject to periodic increases in specified amounts. The primary lease expires in 2005 with an option to renew for two additional five year periods. The secondary lease terminates in April 1998. Additional office space of 30,686 square feet is leased in Laurel, Maryland and Columbia, Maryland for additional corporate offices, local network operations and the Company's central billing center. These leases expire in 2005, 1998 and 2000, respectively. In addition, a lease for approximately 60,000 square feet of space has been negotiated for office space in Annapolis Junction, Maryland for approximately $89,000 per month. This space will be used as the Company's corporate headquarters. The existing corporate headquarters space will be used for additional corporate office space. This lease will begin at the end of the first quarter of 1998 and will expire at the end of the first quarter of 2003.

     As of December 31, 1997, the Company's various operating subsidiaries have leased facilities for their offices and network nodes. The aggregate monthly rent on these properties is approximately $292,000. The various leases expire on dates ranging from January 1998 to July 2007. Most have renewal options. Additional office space and equipment rooms will be leased as additional networks are constructed and the Company's operations are expanded.

     The Company believes that its insurance coverage on these properties is adequate and in compliance with the related leases.

ITEM 3.  LEGAL PROCEEDINGS

     ACSI's former Chief Financial Officer, Harry J. D'Andrea, has initiated litigation against the Company in the Circuit Court of Maryland for Anne Arundel County. The lawsuit alleges four different counts: breach of contract; breach of the covenant of good faith and fair dealing; negligent misrepresentation; and specific performance. D'Andrea seeks damages in excess of $5,000,000, and the right to exercise options to purchase 100,000 shares of Common Stock at $4.25 per share. The litigation currently is in the discovery stage, and a trial date has been scheduled for July 1998. The Company believes it has meritorious defenses to the complaint and intends to defend this lawsuit vigorously.

     Additionally, the Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, is expected to have a material adverse effect on the Company. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations. See "-- Regulation".

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

                                      PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From March 3, 1995 until May 21, 1996, the Common Stock traded under the symbol "ACNS" on the Nasdaq SmallCap Market. Since May 22, 1996, the Common Stock has been included on The Nasdaq Stock Market.

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


                                             HIGH PRICE    LOW PRICE
                                             ----------    ---------
FISCAL YEAR ENDED JUNE 30, 1995
  First Quarter .....................       $    4.50    $    2.50
  Second Quarter ....................            4.25         3.50
  Third Quarter .....................            3.75         3.50
  Fourth Quarter ....................            4.38         3.25
FISCAL YEAR ENDED JUNE 30, 1996
  First Quarter .....................            7.50         3.63
  Second Quarter ....................            6.75         5.00
  Third Quarter .....................            9.00         5.00
  Fourth Quarter ....................           15.38         8.00
FISCAL PERIOD ENDED DECEMBER 31, 1996
  First Quarter .....................           13.25         8.50
  Second Quarter ....................           12.38         9.88
FISCAL YEAR ENDED DECEMBER 31, 1997
  First Quarter .....................           11.13         6.50
  Second Quarter ....................            7.69         4.75
  Third Quarter .....................           12.25         6.38
  Fourth Quarter ....................           14.00        10.63

     On February 27, 1998, the last reported sales price for the Common Stock as reported on The Nasdaq Stock Market was $14.00. As of December 31, 1997, there were approximately 280 holders of record of the Common Stock.

DIVIDEND POLICY

     The Company has never paid dividends on the Common Stock and does not expect to declare any dividends on the Common Stock in the foreseeable future. The Company's indentures and its credit facilities with AT&T Commercial Finance Corporation contain certain covenants that restrict the Company's ability to declare or pay dividends on the Common Stock.

                                Recent Sales of
                           Unregistered Securities


     On December 10, 1997, the Company issued an aggregate of 100,000 shares of Common Stock to Melco Developments, Ltd. pursuant to the exercise of warrants for an aggregate consideration of $225,000. This transaction was consummated as a private sale pursuant to Section 4(2) of the Securities Act of 1933.

     On December 30, 1997, the Company issued 207,964 shares of Common Stock to AT&T Credit Corporation in exchange for AT&T Credit Corporation's conveyance to the Company of (i) 145 shares of common stock of American Communication Services of Columbia, Inc., (ii) 14.5 shares of common stock of American Communication Services of El Paso, Inc., (iii) 145 shares of common stock of American Communication Services of Fort Worth, Inc., (iv) 145 shares of common stock of American Communication Services of Greenville, Inc. and (v) 156.3 shares of common stock of American Communication Services of Louisville, Inc. in connection with the refinancing of a $35 million credit facility. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

      The selected data presented below under the captions "Statement of Operations Data", "Other Data", and "Balance Sheet Data" as of and for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997 are derived from and qualified by reference to the audited Consolidated Financial Statements of the Company contained herein and the related notes thereto, and should be read in conjunction therewith and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations". The Company's Consolidated Financial Statements as of and for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31, 1997 have been audited by KPMG Peat Marwick LLP, independent auditors. Subsequent to June 30, 1996, the Company changed its fiscal year-end from June 30 to December 31. Selected data presented below under the captions "Statement of Operations Data" and "Other Data", for the year ended December 31, 1996 have been derived from the unaudited consolidated financial statements of the Company which, in the opinion of management, include all adjustments, consisting only of normal recurring adjustments which the Company considers necessary for a fair presentation of the results of operations and the financial condition for that period. Network and Selected Statistical Data are derived from the Company's records.


                     SELECTED CONSOLIDATED FINANCIAL DATA



                                                                          Six Months         Year            Year
                                              Fiscal Year Ended             Ended           Ended           Ended
                                                   June 30,              December 31,    December 31,    December 31,
                                             1995            1996          1996 (1)        1996 (1)          1997
                                         -------------   -------------   -------------   -------------   -------------
                                                              (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
     Revenues                             $       389     $     3,415      $    6,990       $   9,417      $   59,000
     Operating expenses:
       Network, development and
         operations                             3,282           5,265           8,703          11,046          52,881
       Selling, general and
         administrative                         4,598          13,464          20,270          30,656          59,851
       Non-cash stock compensation              6,419           2,736             550           2,081           4,274
       Depreciation and amortization              498           3,078           4,911           7,228          24,131
                                         -------------   -------------   -------------   -------------   -------------
         Total operating expenses              14,797          24,543          34,434          51,011         141,137
                                         -------------   -------------   -------------   -------------   -------------
     Loss from operations                     (14,408)        (21,128)        (27,444)        (41,594)        (82,137)
     Interest and other income                    218           4,410           2,757           6,390           8,686
     Interest and other expense                  (170)        (10,477)        (10,390)        (18,032)        (41,565)
     Debt conversion expense                     (385)              0               0               0               0
                                         -------------   -------------   -------------   -------------   -------------
     Net loss before minority interest        (14,746)        (27,195)        (35,077)        (53,236)       (115,016)
     Minority interest (2)                         48             413             160             417               0
                                         -------------   -------------   -------------   -------------   -------------
     Net loss                                 (14,698)        (26,782)        (34,917)        (52,819)       (115,016)
                                         =============   =============   =============   =============   =============
     Preferred stock dividends and
       accretion                               (1,071)         (3,871)         (2,003)         (4,021)        (11,630)
                                         -------------   -------------   -------------   -------------   -------------
     Net loss to common stockholders      $   (15,769)    $   (30,653)     $  (36,920)       $(56,840)      $(126,646)
                                         =============   =============   =============   =============   =============
     Net loss per common share            $     (3.30)    $     (4.96)     $    (5.48)       $  (8.54)      $   (4.65)
                                         =============   =============   =============   =============   =============
     Weighted average shares
       outstanding                              4,772           6,185           6,734           6,653          27,234
OTHER DATA:
     EBITDA(3)                            $    (7,443)    $   (14,901)     $  (21,822)       $(31,868)      $ (53,732)
     Capital expenditures                      15,303          60,856          64,574         107,773         135,036

                                                   June 30,
                                         -----------------------------   December 31,    December 31,
                                             1995            1996            1996            1997
                                         -------------   -------------   -------------   -------------
                                                                (in thousands)
BALANCE SHEET DATA (END OF PERIOD):
     Cash and cash equivalents            $    20,351      $  134,116      $   78,619       $ 260,837
     Total assets                              37,627         223,600         230,038         638,895
     Working capital                           13,908         114,966          46,001         272,234
     Property, plant and equipment, net        15,567          76,739         136,083         250,477
     Long-term debt, including
     current portion                            3,798         184,382         210,410         461,285
     Long-term liabilities                      4,723         189,072         216,484         431,321
     Redeemable stock, options and
       warrants                                 2,931           2,155           2,000         206,160
     Stockholders' equity (deficit)            22,141           8,982         (27,038)        (65,356)

                                           June 30,        June 30,      December 31,    December 31,
                                             1995            1996            1996            1997
                                         -------------   -------------   -------------   -------------
NETWORK AND SELECTED STATISTICAL DATA:
     Networks in operation                          5              15              21              32
     Route miles                                   43             386             697           1,061
     Fiber miles                                1,754          28,476          48,792          92,528
     Buildings connected                           36             216             595           1,604
     VGE circuits in service                   31,920         137,431         384,134       1,052,698
     Voice switches installed                       0               0               1              16
     Access lines sold                              0               0               0          43,581
     Employees                                     74             199             322             803

NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Subsequent to June 30, 1996, the Company changed its fiscal year-end from June 30 to December 31.

(2) Minority interest represents a 7.25% ownership of AT&T Credit Corporation in the Company's subsidiaries that operate its networks in Louisville, Fort Worth, Greenville, Columbia and El Paso. See "Description of Certain Indebtedness." Such minority interest of AT&T in the Company's subsidiaries was exchanged for 207,964 shares of Common Stock on December 30, 1997 in connection with the Company entering into the New AT&T Credit Facility.

(3) EBITDA consists of net income (loss) before net interest, income taxes, depreciation and amortization, noncash stock compensation and, in fiscal year ended June 30, 1995, debt conversion expense of $0.4 million. It is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with GAAP. Noncash compensation associated with employee stock and stock options was $6.4 million, $2.7 million, $0.5 million, $2.1 million and $4.3 million for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the years ended December 31, 1996 and 1997, respectively. See Note 7 of Notes to the Company's Consolidated Financial Statements.

     The following discussion and analysis contains certain statements of a forward-looking nature relating to future events or the future financial performance of the Company. Prospective investors are cautioned that such statements are only predictions and that actual events or results may differ materially. In evaluating such statements, prospective investors should specifically consider the various factors identified in this Annual Report, including the matters set forth under the caption "Risk Factors," in Exhibit
99.2 which could cause actual results to differ materially from those indicated by such forward-looking statements. The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto included elsewhere or incorporated by reference in this Annual Report.

   American Communications Services, Inc., formed in 1993, seeks to be a leading facilities-based ICP to businesses primarily in major markets in the southern half of the United States. By the end of 1997, the Company had become one of the first CLECs to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, the Company has evolved into an ICP. ACSI seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of December 31, 1997, was comprised of 1,061 route miles of fiber in its 32 local networks in 19 states, 39 Newbridge ATM switches, 16 Lucent 5ESS switches and approximately 22,000 backbone long haul miles in its coast-to-coast broadband data network.

     With the passage of the FTA, the Company has enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and OSS capabilities. The Company introduced local switched voice services, including local exchange services in late 1996 and long distance services in late 1997. By December 31, 1997, ACSI had sold 43,581 customer access lines, of which 35,105 were installed, representing a significant increase over the 360 access lines sold as of March 31, 1997.

     The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. The Company has made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term this strategy will enhance the Company's financial performance by increasing the traffic flow over its network. The Company also has entered into leased dark fiber and fiber capacity arrangements, which allow the Company, by installing one or more switches and related electronics, to enter a market prior to completion of its own fiber optic network.

     The following table presents key operating statistics for the Company for the reporting periods.


                                                    OPERATIONAL  ROUTE   FIBER                       ACCESS     VOICE
                        AS OF DATE       EMPLOYEES   NETWORKS    MILES   MILES    BLDGS   VGE *    LINES SOLD SWITCHES
                    -------------------- ---------  -----------  -----   -----    -----   -----    ---------- --------
                    December 31, 1997....  803         32       1,061   92,528   1,604  1,052,698     43,581     16
                    September 30, 1997...  699         32        977    85,976   1,239    989,285     28,394      9
                    June 30, 1997........  559         31        957    82,693   1,083    886,375      9,177      8
                    March 31, 1997.......  502         28        908    75,867    858     554,883        360      5
                    December 31, 1996....  322         21        697    48,792    595     384,134          0      1
                    September 30, 1996...  272         19        543    32,774    532     267,894          0      0
                    June 30, 1996........  199         15        386    28,476    216     137,431          0      0
                    March 31, 1996.......  142         10        200    9,466     133     125,208          0      0
                    December 31, 1995....  111          9        136    5,957     100      82,055          0      0
                    September 30, 1995 ..  100          5        92     4,373     79       50,303          0      0

                    June 30, 1995........  74           5        43     1,754     36     31,920            0     0

*The terms "Voice Grade Equivalents ("VGEs")" are commonly used measures of telephone service equivalent to one telephone line (64 kilobits of bandwidth) actually billed to a customer.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
(UNAUDITED)

  REVENUES

     Revenues for the year ended December 31, 1997, increased $49.6 million, or 527%, to $59.0 million from $9.4 million for the year ended December 31, 1996. This increase was primarily attributable to the Company's rapid expansion of its local fiber optic networks in 32 markets by the end of 1997 (up from 21 at the end of 1996) and the increase in route miles, buildings connected and voice and data switches deployed. In late 1996, the Company introduced its coast-to-coast data network, deploying 39 Newbridge ATM switches by mid-1997. In addition, the Company introduced local switched service on a resale basis in its markets, and also provided facilities-based services in 16 of those markets by installing Lucent 5ESS switches. Revenues also increased as a result of the Cybergate Acquisition. For the year ended December 31, 1997, approximately 42% of the Company's 1997 revenues were derived from special access and dedicated services, approximately 38% from data and Internet services and approximately 20% from switched local and other services. By contrast, 1996 revenues were derived primarily from dedicated and special access services.

OPERATING EXPENSES

     Network Development and Operations

     Network development and operations expenses for the year ended December 31, 1997, increased $41.9 million, or 379%, to $52.9 million from $11.0 million for the year ended December 31, 1996. Of these amounts, approximately $44.4 million and $4.1 million, respectively, represented the cost of providing telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities and services. In addition, approximately $8.5 million and $6.9 million, respectively, represented network-related personnel costs. The increase in costs was due primarily to the Company's rapid deployment of operational networks, Lucent 5ESS switches and access lines.

     Selling, General and Administrative

     For the year ended December 31, 1997, selling, general and administrative expenses increased $29.2 million, or 95%, to $59.9 million from $30.7 million for the year ended December 31, 1996. Related personnel costs increased to $16.5 million for the year ended December 31, 1997 from $8.3 million for the year ended December 31, 1996. Other sales and administrative costs increased to $43.4 million for the year ended December 31, 1997 from $22.4 million for the year ended December 31, 1996. This increase reflected costs associated with the Company's efforts to significantly expand its network support, sales, marketing and administrative staff and facilities.

     Non-Cash Compensation

     Non-cash stock compensation expense increased $2.2 million, or 105%, to $4.3 million for the year ended December 31, 1997 from $2.1 million for the year ended December 31, 1996. Included in non-cash compensation for 1997 was approximately $2.9 million accrued for the issuance of Common Stock to be issued in connection with 1997 performance bonuses.

     Depreciation and Amortization

     Depreciation and amortization expenses increased $16.9 million, or 234%, to $24.1 million for the year ended December 31, 1997 from $7.2 million for the year ended December 31, 1996. This increase was due to an increase in capital assets to $282.2 million at December 31, 1997 from $144.4 million at December 31, 1996.

  INTEREST AND OTHER INCOME

     Interest and other income increased $2.3 million, or 36%, to $8.7 million for the year ended December 31, 1997 from $6.4 million for the year ended December 31, 1996. The increase in interest and other income reflects the increase in earnings from the proceeds received from the 13 3/4% Senior Notes due 2007 (the "2007 Notes"), the 14 3/4% Redeemable Preferred Stock due 2008 (the "14 3/4% Preferred Stock") and the 12 3/4% Junior Redeemable Preferred Stock due 2009 (the "12 3/4% Preferred Stock) which have been invested.

  INTEREST AND OTHER EXPENSE

     Interest and other expense increased $23.6 million, or 131%, to $41.6 million for the year ended December 31, 1997 from $18.0 million for the year ended December 31, 1996. The increase reflected the accrual of interest related to the 2006 Notes and 2007 Notes and the Company's increased borrowings under the credit facility with AT&T Credit Corporation.

  EBITDA

     EBITDA decreased $21.8 million, or 69%, to ($53.7) million for the year ended December 31, 1997 from ($31.9) million for the year ended December 31, 1996. This decrease was due to the changes in revenues, network development and operations and selling, general and administrative expenses discussed above.

  NET LOSS

     As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $62.2 million, or 118%, to $115.0 million for the year ended December 31, 1997, from $52.8 million for the year ended December 31, 1996. Further, net loss to common stockholders increased to $126.6 million from $56.8 million for the same periods, due to the increase in preferred stock dividends and accretion during 1997. This increase is primarily attributable to the issuance of 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

SIX MONTHS ENDED DECEMBER 31, 1996 COMPARED TO SIX MONTHS ENDED
  DECEMBER 31, 1995 (UNAUDITED)

  REVENUES

     During the six months ended December 31, 1996, the Company's revenues increased $6.0 million, or 600%, to $7.0 million from $1.0 million during the six months ended December 31, 1995. Four of the largest IXCs accounted for approximately $2.8 million, or 40%, of revenues for the six months ended December 31, 1996.

  OPERATING EXPENSES

     Network Development and Operations

     Network development and operating expenses for the six months ended December 31, 1996 increased $5.8 million, or 200%, to $8.7 million from $2.9 million for the six months ended December 31, 1995, reflecting significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $3.9 million in the fiscal period ended December 31, 1996, from approximately $1.5 million in the six months ended December 31, 1995. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses and certain franchise fees, travel expenses, rent, utilities, charges and taxes increased to $4.8 million in the six months ended December 31, 1996 from approximately $1.4 million in the six months ended December 31, 1995.

     Selling, General and Administrative

     In the six months ended December 31, 1996, selling, general and administrative expenses increased $17.2 million, or 555%, to $20.3 million from $3.1 million in the six months ended December 31, 1995. Related personnel costs increased to $6.6 million in the six months ended December 31, 1996 from $1.5 million in the six months ended December 31, 1995, and corresponding operating costs increased to $13.7 million in the six months ended December 31, 1996 from $1.6 million in the six months ended December 31, 1995. This increase reflected costs associated with the Company's efforts in the rapid expansion of its services offered, network deployment and geographic coverage as well as significantly increasing its national and local city sales, marketing and administrative staffs and increased legal and other consulting expenses associated with its programs for obtaining regulatory approvals and certifications and providing quality network services.

     Non-Cash Stock Compensation

     Non-cash stock compensation expense decreased $0.7 million, or 58%, to $0.5 million for the six months ended December 31, 1996 from $1.2 million for the six months ended December 31, 1995. This expense reflects the Company's accrual of non-cash costs for options granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options. Certain of these options had put rights and other factors that required variable plan accounting in both 1996 and 1995 but, on or about June 30, 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2.5 million on the Company's "put right" obligations with respect to those contracts. Between July 1, 1995 and June 30, 1996, the limit was further reduced to $2.0 million.

     Depreciation and Amortization

     Depreciation and amortization expenses increased $4.1 million, or 513%, to $4.9 million in the six months ended December 31, 1996 from $0.8 million in the six months ended December 31, 1995. The Company's capital assets increased to $144.4 million as of December 31, 1996, from $32.6 million in capital assets as of December 31, 1995.

  INTEREST AND OTHER INCOME

     Interest and other income increased $2.0 million, or 250%, to $2.8 million for the six months ended December 31, 1996 from $0.8 million in the six months ended December 31, 1995. The increase in interest and other income reflects the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995, the 2005 Notes in November 1995 and the 2006 Notes in March 1996.

  INTEREST AND OTHER EXPENSES

     Interest and other expense increased $7.6 million, or 271%, to $10.4 million in the six months ended December 31, 1996 from $2.8 million in the six months ended December 31, 1995. The increase reflected the accrual of interest related to the 2005 Notes and 2006 Notes and the Company's increased borrowings under the credit facility with AT&T Credit Corporation.

  MINORITY INTEREST

     AT&T Credit Corporation's minority interest in certain of the Company's operating subsidiaries reduced operating losses by approximately $0.2 million for each of the six months ended December 31, 1996, and 1995.

  EBITDA

     EBITDA decreased $16.9 million, or 345%, to ($21.8) million for the six months ended December 31, 1996 from ($4.9) million for the six months ended December 31, 1995. This decrease was due to the changes in revenues, network development, operations and selling, general and administrative expenses discussed above.

  NET LOSS

     As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $26.0, or 292%, to $34.9 million for the fiscal period ended December 31, 1996, from $8.9 million for the six months ended December 31, 1995. Further, net loss to common stockholders increased to $36.9 million from $10.7 million for the same periods, due primarily to the increase in net loss, accompanied by a slight increase in preferred stock dividends between periods.

FISCAL YEAR ENDED JUNE 30, 1996 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1995

  REVENUES

     During the fiscal year ended June 30, 1996 ("fiscal 1996"), the revenues increased $3.0 million, or 750%, to $3.4 million from $0.4 during the fiscal year ended June 30, 1995 ("fiscal 1995"). Four of the largest IXCs accounted for approximately $2.1 million, or 60%, of revenues for fiscal 1996 as compared to fiscal 1995, when three of the largest IXCs accounted for approximately $0.3 million, or 85% of revenues for fiscal 1995, reflecting the Company's increased sales to end-users during fiscal 1996.

  OPERATING EXPENSES

     Network Development and Operations

     Network development and operations expenses for fiscal 1996 increased $2.0 million to $5.3 million from $3.3 million in fiscal 1995, reflecting significant increases in personnel, network development and non-payroll operating expenses. These increased costs were associated with developing and establishing centralized engineering, circuit provisioning and network management functions, constructing and initially operating the Company's competitive access networks and performing market feasibility, engineering, rights-of-way and regulatory evaluations in additional target cities. Related personnel costs increased to $4.5 million in fiscal 1996 from approximately $1.3 million in fiscal 1995. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses and certain franchise fees, travel expenses, rent, utilities, charges and taxes, decreased to $0.8 million in fiscal 1996 from approximately $1.9 million in fiscal 1995.

    Selling, General and Administrative

     In fiscal 1996, selling, general and administrative expenses increased $8.9 million to $13.5 million from $4.6 million in fiscal 1995. Related personnel costs increased to $3.2 million in fiscal 1996 from $2.0 million in fiscal 1995, and corresponding operating costs increased to $10.2 million in fiscal 1996 from $2.2 million in fiscal 1995. This increase reflected costs associated with the Company's efforts in expanding its national and local city sales, marketing and administrative staffs, as well as increased legal and other consulting expenses associated with its aggressive programs for obtaining regulatory approvals and certifications and providing quality network services.

     Non-Cash Compensation

     Non-cash stock compensation expense decreased $3.7 million to $2.7 million for fiscal 1996 from $6.4 million for fiscal 1995. This expense reflects the Company's accrual of non-cash costs for options and warrants granted to key executives, employees and others arising from the difference between the exercise price and the valuation prices used by the Company to record such costs and from the vesting of those options and warrants. Certain of these options had put rights and other factors that required variable plan accounting in fiscal 1994 and fiscal 1995 but, at the end of fiscal 1995, the Company renegotiated contracts with certain of its officers, establishing a limit of $2.5 million on the Company's put right obligations with respect to those contracts. During fiscal 1996, the limit was further reduced to $2.0 million.

     Depreciation and Amortization

     Depreciation and amortization expenses increased $2.6 million to $3.1 million in fiscal 1996 from $0.5 million in fiscal 1995. During fiscal 1996 the Company increased its capital assets to approximately $80.2 million, representing an increase from $15.9 million at the end of fiscal 1995.

  INTEREST AND OTHER INCOME

     Interest and other income increased $4.2 million to $4.4 million for fiscal 1996 from $0.2 million in fiscal 1995. The increase reflected the significant increase in available funds from the Company's sale of its 9% Series B Preferred Stock in June and November 1995 and the 2005 Notes in November 1995.

  INTEREST AND OTHER EXPENSES

     Interest and other expenses increased $10.3 million to $10.5 million in fiscal 1996 from $0.2 million in fiscal 1995. The increase reflected the accrual of interest related to the 2005 Notes and the Company's increased borrowings under the credit facility with AT&T Credit Corporation.

  DEBT CONVERSION EXPENSE AND MINORITY INTEREST

     Debt conversion expense in fiscal 1995 totaled $0.4 million, reflecting expenses incurred in connection with the conversion of certain of the Company's debt to equity in September 1994. AT&T Credit Corporation's minority interest in the Company's operating subsidiaries for which it provided funding reduced operating losses by approximately $0.4 million for fiscal 1996, and by $48,055 for fiscal 1995.

  EBITDA

     EBITDA decreased $7.5 million to ($14.9) million at June 30, 1996 from ($7.4) million at June 30, 1995. This change was due to the changes in revenues, network development, operations and selling, general and administrative expenses discussed above.

  NET LOSS

     As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $12.1 million to $26.8 million for the fiscal year ended June 30, 1996, from $14.7 million for the fiscal year ended June 30, 1995. Further, net loss to common stockholders increased to $30.7 million from ($15.7) million for the same periods, due primarily to the increase in net loss, accompanied by a slight increase in preferred stock dividends between periods.

CAPITAL EXPENDITURES; OPERATING CASH FLOW

     As of December 31, 1997, the Company was operating 32 digital fiber optic networks. The costs associated with the initial construction and operation of a network may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies which can be used to deploy the network. In addition, the Company has implemented aggressive network expansion and optimization programs. This is evidenced by an increase in fiber optic cable miles to 92,528 fiber miles at December 31, 1997 from 48,792 fiber miles at December 31, 1996. The Company also significantly increased the number of buildings connected to its network to 1,604 at December 31, 1997 from 595 at December 31, 1996.

     As the Company develops, introduces and expands its high-speed data, enhanced voice messaging and local switched services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

     Although as of December 31, 1997, the Company was generating revenues from all of its fiber optic networks, on a consolidated basis, it is still incurring negative cash flows due, in part, to the funding requirements for continuing network construction or development and to the roll-out of new data and switched voice services. The Company expects it will continue to incur negative cash flow for at least two years. There can be no assurance that the Company's networks or any of its other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. The Company estimates that in 1998, capital required for implementation of its integrated networks and its other services and to fund negative cash flow will be approximately $200 million. The Company anticipates that current cash resources are sufficient to fund its continuing negative cash flow and required capital expenditures in the near future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's further development and enhancement of new services as well as the continued development, construction, expansion, operation and potential acquisition of networks, will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. As of December 31, 1997, the Company had raised approximately $625 million from debt and equity financings. The Company estimates that for 1998, capital required for expansion of its infrastructure and services and to fund negative cash flow will be approximately $200 million. At December 31, 1997, the Company had approximately $261.0 million of cash and cash equivalents available for such purposes. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and may also require that the Company obtain the consent of its debt holders.

     Management anticipates that the Company's current cash resources are sufficient to fund the Company's continuing negative cash flow and required capital expenditures in the near future. To meet its additional remaining capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which would require the consent of the Company's debt holders. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

     On November 14, 1995, the Company completed a private offering of the 2005 Notes and warrants from which the Company received approximately $96.1 million in net proceeds. The 2005 Notes will accrue to an aggregate principal amount of $190.0 million by November 1, 2000, after which cash interest will accrue and be payable on a semi-annual basis.

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

     On April 15, 1997, the Company completed the offering of 8,000,000 shares of Common Stock. In connection therewith, the Company completed the sale of an additional 660,000 shares on May 14, 1997 upon exercise of the underwriters' over-allotment option and received aggregate net proceeds of approximately $40.0 million from the sale of these 8,660,000 shares.

     On July 10, 1997, the Company completed the issuance and sale of 75,000 units (the "Unit Offering"), consisting of 14 3/4% Redeemable Preferred Stock due 2008 and warrants (the "Unit Warrants") from which the Company received net proceeds of approximately $70 million. Dividends on the 14 3/4% Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a rate per annum of 14 3/4% of the liquidation preference per share. Dividends on the 14 3/4% Preferred Stock will be paid, at the Company's option, either in cash or by the issuance of additional shares of 14 3/4% Preferred Stock; provided, however, that after June 30, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the 14 3/4% Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is then subject, the Company shall pay dividends on the 14 3/4% Preferred Stock in cash.

     On July 23, 1997, the Company completed the sale of the 2007 Notes. Of the total net proceeds of $204.3 million, the Company placed $70.0 million representing funds sufficient to pay the first five interest payments on the 2007 Notes into an escrow account for the benefit of the holders thereof. Payments of interest on the 2007 Notes are payable semi-annually, and began in January 1998.

     In October 1997, the Company issued the 12 3/4% Preferred Stock from which the Company received net proceeds of approximately $146.0 million. Dividends on the 12 3/4% Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a rate per annum of 12 3/4% of the liquidation preference per share. Dividends on the 12 3/4% Preferred Stock will be paid, at the Company's option, either in cash or by the issuance of additional shares of 12 3/4% Preferred Stock; provided, however, that after October 15, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the 12 3/4% Preferred Stock by the terms of any agreement or instrument governing any of its then outstanding indebtedness, the Company shall pay dividends on the 12 3/4% Preferred Stock in cash.

     The Company intends to use the remaining proceeds from the sale of the 2005 Notes, 2006 Notes, 2007 Notes, the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock towards expansion and construction of local fiber optic networks, the further expansion and introduction of services and to fund negative operating cash flow.

     On December 30, 1997, the Company entered into the New AT&T Credit Facility for the development and construction of fiber optic local networks. The Company has financing commitments for $35.0 million under the New AT&T Credit Facility, of which $35.0 had been borrowed as of December 31, 1997. Payments of interest on borrowings under the New AT&T Credit Facility are payable quarterly, commencing in December 1998.

EFFECTS OF NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 129 (FAS 129), "Disclosure of Information about Capital Structure." The Company is required to adopt the provisions of this Statement for fiscal years ending after December 15, 1997. This Statement continues the previous requirement to disclose certain information about an entity's capital structure found in APB Opinions No. 10, "Omnibus Opinion -- 1966," No. 15, "Earnings per Share," and FASB Statement No. 47, "Disclosure of Long-Term Obligations," for entities that were subject to the requirements of those standards. As the Company has been subject to the requirements of each of those standards, adoption of FAS No. 129 will have no impact on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income." FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company is required to adopt the provisions of this Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted; however, upon adoption the Company will be required to reclassify previously reported annual and interim financial statements. The Company believes that the disclosure of comprehensive income in accordance with the provisions of FAS No. 130 will not materially impact the manner of presentation of its financial statements as currently and previously reported.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (FAS No. 131), "Disclosure about Segments of an Enterprise and Related Information." FAS No. 131 requires the Company to present certain information about operating segments and related information, including geographic and major customer data, in its annual financial statements and in condensed financial statements for interim periods. The Company is required to adopt the provisions of this Statement for fiscal years beginning after December 15, 1997. Earlier application is permitted; however, upon adoption the Company will be required to restate previously reported annual segment and related information in accordance with the provisions of FAS No.
131. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this Statement.

SUBSEQUENT EVENT

     On February 26, 1998, the Company executed the amendments to its indentures in order to improve the ability of the Company and its subsidiaries to incur additional indebtedness or make certain investments or acquisitions.

YEAR 2000 PROGRAM

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is completing its preliminary assessment of both the internal readiness of its computer systems and the compliance of its network and services sold to customers. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and based on its initial evaluation, does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition. There can be no assurance, however, that there will not be a delay in, or increased costs associated with, the implementation of such changes, and the Company's inability to implement such changes could have an adverse effect on future results of operations. Further, if the hardware or software comprising the Company's network elements acquired from third party vendors or the software applications of the ILECs, long distance carriers or others on whose services the Company depends or with whom the Company's systems interface are not year 2000 compliant, it could affect the Company's systems, which could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this item are included in this Report beginning on page F-1 following the signature page.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The sections of the Company's 1998 Proxy Statement entitled "Election of Directors - Information Concerning Director Nominees," "--Business Experience of Director Nominees," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Management - Business Experience of Executive Officers" are incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION

The sections of the Company's 1998 Proxy Statement entitled "Election of Directors - Directors' Compensation," "--Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers and Directors Summary Compensation Table," "--Option Grants in Fiscal Year Ended December 31, 1997," "--Option Exercises and Fiscal Year End Values," and "Management Employment and Termination Agreements" are incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section of Company's 1998 Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners, Directors and Management" is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of the Company's 1998 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

ITEM 13.  EXHIBITS LIST AND REPORTS ON FORM 8-K

a) EXHIBITS

                                                                                                                     EXHIBIT NO. OR
  EXHIBIT                                                                                                            INCORPORATION
    NO.                           DESCRIPTION                                                                         BY REFERENCE
 --------  -------------------------------------------------------------------------------------------------------   --------------
    3.1    Second Amended and Restated Certificate of Incorporation of the Company.                                          #
    3.2    Certificate of Designations of the Company's 9% Series A-l, Series
           B-1, Series B-2, Series B-3 and Series B-4 Convertible Preferred Stock.                                          **
    3.3    Certificate of Elimination regarding the 9% Series A Preferred Stock                                             **
    3.4    Amended and Restated By-Laws of the Company, as amended.                                                          *
    3.5    Governance Agreement dated November 8, 1995, between the Company and
           the holders of its Preferred Stock.                                                                              ++
    3.8    Certificate of Correction dated March 11, 1996.                                                                   #
    3.9    Supplemental Governance Agreement dated February 26, 1996.                                                        #
   3.10    Certificate of Designation of the Company's 14.75% Redeemable Preferred Stock due 2008.                         ###
   3.11    Certificate of Amendment of the Certificate of Designation of the Company's 14.75% Redeemable
           Preferred Stock due 2008.                                                                                       ###
   3.12    Certificate of Designation of the Company's 12 3/4% Junior Redeemable Preferred Stock due 2009.                ####
    4.1    Specimen Certificate of the Company's Common Stock.                                                               *
    4.2    Specimen Certificate of the Company's 9% Series A-l Preferred Stock.                                           ****
    4.3    Specimen Certificate of the Company's 9% Series B-1 Preferred Stock.                                           ****
    4.4    Specimen Certificate of the Company's 9% Series B-2 Preferred Stock.                                           ****
    4.5    Specimen Certificate of the Company's 9% Series B-3 Preferred Stock.                                           ****
    4.6    Certificate of the Company's 9% Series B-4 Preferred Stock dated
           November 14, 1995.                                                                                               ++
    4.7    Indenture dated November 14, 1995, between the Company and Chemical
           Bank, as trustee, relating to $190,000,000 in principal amount of
           13% Senior Discount Notes due 2005, including the form of global note.                                           ++
    4.8    Initial Global Note dated November 14, 1995.                                                                     ++
    4.9    Warrant Agreement dated November 14, 1995, between the Company and
           Smith Barney Inc. and Salomon Brothers Inc.                                                                     +++
   4.10    Initial Global Warrant dated November 14, 1995.                                                                 +++
   4.11    Indenture dated March 21, 1996, between the
           Company and Chemical Bank, as trustee, relating
           to $120,000,000 in principal amount of 12 3/4%
           Senior Discount Notes due 2006, including the form of global note.                                            +++++
   4.12    Warrant Agreement dated March 6, 1997 between the Company and MCI metro
           Access Transmission Services, Inc.                                                                            *****
   4.13    Supplemental Indenture dated as of February 27, 1998 by and between American Communications
           Services, Inc., a Delaware corporation and The Chase Manhattan Bank (formerly known as Chemical Bank)
           relating to the 2005 Notes                                                                                      E-1
   4.14    Supplemental Indenture dated as of February 27, 1998 by and between American Communications
           Services, Inc., a Delaware corporation and The Chase Manhattan Bank (formerly known as Chemical Bank)
           relating to the 2006 Notes                                                                                      E-2
   4.15    Supplemental Indenture dated as of February 27, 1998 by and between American Communications
           Services, Inc., a Delaware corporation and The Chase Manhattan Bank (formerly known as Chemical Bank)
           relating to the 2007 Notes                                                                                      E-3
   4.16    Form of Warrant                                                                                                 ###
    9.1    Standstill Agreement dated June 26, 1995, between the Company and
           certain of its Preferred Stockholders.                                                                         ****
    9.2    Standstill Agreement dated November 8, 1995, between the Company and
           certain of its Preferred Stockholders.                                                                           ++
    9.3    Voting Rights Agreement dated November 8, 1995, between the Company and
           certain of its Preferred Stockholders.                                                                           ++
    9.4    Amendment to Voting Rights Agreement dated December 14, 1995.                                                     #
   10.1    Exchange Agreement, dated June 1, 1994, between the Company and certain of
           its Preferred Shareholders.                                                                                       *
   10.2    Exchange Agreement, dated June 26, 1995, between the Company and its 9%
           Series A Preferred Shareholders.                                                                                 **
   10.3    Company's amended 1994 Stock Option Plan.                                                                        ++
   10.4    Registration Rights Agreement dated July 1, 1992, between American
           Lightwave, Inc. and persons named therein.                                                                        *
   10.5    Supplemental Registration Rights Agreement dated June 26, 1995.                                                ****
   10.6    Management Registration Rights Agreement dated June 30, 1995.                                                  ****
   10.7    Registration Rights Agreement dated June 26, 1995, between the Company
           and certain Preferred Stockholders.                                                                              **
   10.8    Form of Warrant Agreement issued to certain Preferred Stockholders on
           June 26, 1995.                                                                                                 ****
   10.9    Form of $.01 Warrant Agreement.                                                                                ****
  10.10    Form of $1.79 Warrant Agreement.                                                                               ****
  10.11    Form of $2.25 Warrant Agreement.                                                                               ****
  10.12    Stockholders Agreement dated June 26, 1995, between the Company and
           certain Preferred Stockholders.                                                                                ****
  10.13    Third Amended and Restated Employment Agreement between the Company                  ##

           and Anthony J. Pompliano.                                                                                      ****
  10.14    Third Amended and Restated Employment Agreement between the Company
           and Richard A. Kozak.                                                                                          ****
  10.15    Third Amended and Restated Employment Agreement between the Company
           and George M. Tronsrue, III.                                                                                   ****
  10.16    Third Amended and Restated Employment Agreement between the Company                ##
           and Riley M. Murphy.                                                                                           ****
  10.17    Third Amended and Restated Employment Agreement between the Company
           and Douglas R. Hudson.                                                                                         ****
  10.18    Second Amended and Restated Employment Agreement between the Company
           and Ronald W. Kaiser.                                                                                          ****
  10.19    Employment Agreement between the Company and Robert Ottman                                                     ****
  10.20    Form of Non-Qualified Stock Option Certificates, as amended, issued to
           Richard A. Kozak.                                                                                              ****
  10.21    Form of Stock Option Certificates, as amended, issued to George M.
           Tronsrue, III under employment agreement.                                                                      ****
  10.22    Form of Stock Option Certificates, as amended, issued to Riley M.                  ##
           Murphy under employment agreement.                                                                             ****
  10.23    Form of Stock Option Certificates, as amended, issued to Douglas R.
           Hudson under employment agreement.                                                                             ****
  10.24    Form of Stock Option Certificates, as amended, issued to Ronald W.
           Kaiser under employment agreement.                                                                             ****
  10.25    Form of Stock Option Certificates, as amended, issued to Robert Ottman.                                        ****
  10.26    Agreement, dated March 2, 1994, between the Company and Gerard Klauer
           Mattison & Co., as amended.                                                                                       *
  10.27    Agreement, dated March 20, 1995, between the Company and Gerard Klauer
           Mattison & Co., as amended.                                                                                    ****
  10.28    Agreement, dated October 19, 1994, between the Company and Marvin
           Saffian & Company.                                                                                                *
  10.29    Lease Agreement for the Company's executive offices at 131 National
           Business Parkway, Suite 100, Annapolis Junction, Maryland, as amended.                                         ****
  10.30    Loan and Security Agreement, dated October 17, 1994, between AT&T Credit
           Corporation and American Communication Services of Louisville, Inc.                                               *
  10.31    Loan and Security Agreement, dated February 28, 1995, between AT&T Credit
           Corporation and American Communication Services of Fort Worth, Inc.                                            ****
  10.32    Loan and Security Agreement, dated June 30, 1995, between AT&T Credit
           Corporation and American Communication Services of Greenville, Inc. and
           American Communication Services of Columbia, Inc.                                                              ****
  10.33    Amendment No. 1 to Parent Support and Pledge Agreement (Louisville)
           between the Company and AT&T Credit Corporation.                                                               ****
  10.34    Amendment No. 1 to Parent Support and Pledge Agreement (Fort Worth)
           between the Company and AT&T Credit Corporation.                                                               ****
  10.35    Amendment No. 1 to Loan and Security Agreement between American
           Communications Services of Louisville, Inc. and AT&T Credit Corporation.                                       ****
  10.36    Consulting Agreement, dated October 25, 1993, between the Company and
           Thurston Partners, Inc.                                                                                           *
  10.37    Consulting Agreement, effective July 1, 1994, between the Company and SGC
           Advisory Services, Inc.                                                                                           *
  10.38    Consulting Agreement, dated June 16, 1994, between the Company and Thurston
           Partners. Inc. and Global Capital, Inc.                                                                           *
  10.39    Note Purchase Agreement, dated June 28, 1994.                                                                     *
  10.40    Investment Agreement dated October 21, 1994, between the Company and the
           Purchasers named therein.                                                                                         *
  10.41    Stock Purchase Agreement, dated October 17, 1994, between the Company and
           AT&T Credit Corporation.                                                                                          *
  10.41    American Communication Services of Louisville, Inc. Common Stock Purchase
           Agreement, dated October 17, 1994.                                                                                *
  10.42    Stock Purchase Agreement, dated November 28, 1994, by and among the
           Company, CitiLink Corp., and the former directors and shareholders of
           CitiLink Corp., as amended August 3, 1995.                                                                     ****
  10.43    Stock Purchase Agreement, dated May 12, 1995, by and among the Company,
           Piedmont Teleport, Inc., Randal Holcombe and Karen Holcombe, as amended.                                       ****
  10.44    Stock and Warrant Purchase Agreement, dated June 26, 1995, between the
           Company and the Purchasers named therein.                                                                        **
  10.45    Form of Indemnity Agreement between the Company and its Director, as
           amended.                                                                                                       ****
  10.46    Assignment and Assumption Agreement dated June 21, 1995, between the
           Company and Apex Investment Fund II, L.P.                                                                      ****
  10.47    Registration Agreement dated November 9, 1995, between the Company and
           the Initial Purchasers.                                                                                          ++
  10.48    Loan and Security Agreement, dated September 8, 1995, between AT&T Credit
           Corporation and American Communications Services of E1 Paso, Inc.                                                ++

  10.49    Parent Support and Pledge Agreement (El Paso) dated September 8, 1995,
           between the Company and AT&T Credit Corporation.                                                                 ++
  10.50    Letter Agreement dated November 14, 1995, between the Company and ING
           Equity Partners, L.P.I, with respect to the
           purchase of 50,000 shares of the Company's 9%
           Series B-4 Convertible Preferred Stock and warrants to
           purchase 214,286 shares of Common Stock.                                                                         ++
  10.51    Warrant to Purchase Shares of American Communications Services, Inc.
           Common Stock dated December 28, 1995, between the
           Company and Gerard Klauer, Mattison & Co.
           ("GKM Warrant I").                                                                                               ++
  10.52    Warrant to Subscribe For and Purchase Common Stock of American Communications Services, Inc.
           dated December 28, 1995, between the
           Company and Gerard Klauer, Mattison & Co. ("GKM Warrant II").                                                    ++
  10.53    Amended 1994 Stock Option Plan of the Company.                                                                   ++
  10.54    Parent Pledge and Support Agreement dated as of October 17, 1994 between
           the Company and AT&T Credit Corporation.                                                                          *
  10.55    American Communication Services of E1 Paso Inc. Common Stock Purchase
           Agreement dated September 8, 1995.                                                                                #
  10.56    Form of Non-Qualified Stock Option Certificates, as amended, issued to                             ##          ++++
           Anthony J. Pompliano.
  10.57    Employment Agreement between the Company and David L. Piazza.                                      ##         *****
  10.58    Master Amendment to Loan and Security Agreements dated November 30, 1995,                                      ++++
           among American Communication Services of
           Louisville, Inc., American Communication Services
           of Fort Worth, Inc., American Communication
           Services of Columbia, Inc., American
           Communication Services of Greenville, Inc.,
           American Communication Services of El Paso and
           AT&T Credit Corporation.
  10.59    Master Reaffirmation of Parent Pledge and Support Agreements dated
           November 30, 1995, between the Company and AT&T Credit Corporation.                                           *****
  10.60    Letter of Amendment to Loan and Security Agreements dated December 19, 1995,                                   ++++
           among American Communication Services of Fort Worth, Inc., American
           Communication Services of Columbia, Inc., American Communication Services
           of Greenville, Inc., American Communication Services of El Paso and AT&T
           Credit Corporation.
  10.61    Second Master Amendment to Loan and Security Agreements, Waiver and                                            ++++
           Equipment Notes Modification Agreement dated September 6, 1996 among
           American Communication Services of Louisville,
           Inc., American Communication Services of Fort
           Worth, Inc., American Communication Services of
           Columbia, Inc., American Communication Services
           of Greenville, Inc., American Communication
           Services of El Paso and AT&T Credit Corporation.
  10.62    Second Master Reaffirmation of Parent Pledge and Support Agreements                                            ++++
           dated September 6, 1996 between the Company and AT&T Credit
           Corporation.
  10.63    Master Equipment Lease Agreement dated August 26, 1996, between the Company                                    ++++
           and AT&T Credit Corporation.
  10.64    Registration Rights Agreement dated March 6, 1997 between the Company and MCI metro                            ++++
           Access Transmission Services, Inc.
  10.65    Employment Agreement dated as of January 23, 1998 by and between                                  ##
           American Communications Services, Inc. and Ronald E. Spears                                                     E-4
  10.66    American Communications Services, Inc. Annual Performance Plan effective as of January 1, 1997                  E-5
  10.67    Lease Agreement dated as of August 26, 1997,  by and between Constellation Real Estate, Inc. and
           American Communications Services, Inc.                                                                          E-6
  10.68    Loan and Security Agreement with AT&T Commercial Finance Corporation                                          #####
   11.     Statement re: computation of per share earnings (loss).                                                         E-7
   16.1    Letter re: change in certifying accountant.                                                                     ***
   21.1    Subsidiaries of the Registrant.                                                                                ++++
   23.1    Consent of KPMG Peat Marwick LLP.                                                                               E-8
   27.1    Financial Data Schedules.                                                                                       E-9
   99.1    Supplemental Financial Information                                                                             E-10
   99.2    Risk Factors                                                                                                   E-11

------------

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

***** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1996, and incorporated herein by reference thereto.

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

##     Management contracts or compensatory plan or arrangement.

### Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1997 and incorporated by reference hereto.

#### Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-34395) and incorporated herein by reference.

##### Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 20, 1998 and incorporated herein by reference there to.

b)     REPORTS ON FORM 8-K

       (a) On October 24, 1997 the Company filed with the SEC a Current Report on Form 8-K, announcing the pricing and completion of its private offering of 12 3/4% Junior Redeemable Preferred Stock due 2009.

       (b) On November 6, 1997, the Company filed with the SEC a Current Report on Form 8-K, announcing financial results for the quarter ended September 30, 1997.

       (c) On January 8, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to January 16, 1998.

       (d) On January 20, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to January 23, 1998.

       (e) On January 20, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing that the Company had entered into a Loan and Security Agreement with AT&T Commercial Finance Corporation.

       (f) On January 26, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to January 27, 1998.

       (g) On January 28, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to February 2, 1998.

       (h) On February 3, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to February 3, 1998.

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

March 20, 1998                                              By: /s/ Jack E. Reich
--------------                                                  -----------------
Date                                                            Jack E. Reich, President, Chief Executive Officer and Director


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 20, 1998                                              By: /s/ Anthony J. Pompliano
--------------                                                  ------------------------
Date                                                            Anthony J. Pompliano, Chairman of the Board of Directors


March 20, 1998                                              By: /s/ Jack E. Reich
--------------                                                  -----------------
Date                                                            Jack E. Reich, President, Chief Executive Officer and Director
                                                                (Principal Executive Officer)


March 20, 1998                                              By: /s/ David L. Piazza
--------------                                                  -------------------
Date                                                            David L. Piazza, Chief Financial Officer
                                                                (Principal Financial and Accounting Officer)


March 20, 1998                                              By: /s/ George M. Middlemas
--------------                                                  -----------------------
Date                                                            George M. Middlemas, Director


March 20, 1998                                              By: /s/ Edwin M. Banks
--------------                                                  ------------------
Date                                                            Edwin M. Banks, Director


March 20, 1998                                              By: /s/ Christopher L. Rafferty
--------------                                                  ---------------------------
Date                                                            Christopher L. Rafferty, Director


March 20, 1998                                              By: /s/ Benjamin P. Giess
--------------                                                  ---------------------
Date                                                            Benjamin P. Giess, Director


March 20, 1998                                              By: /s/ Olivier L. Trouveroy
--------------                                                  ------------------------
Date                                                            Olivier L. Trouveroy, Director


March 20, 1998                                              By: /s/ Peter C. Bentz
--------------                                                  ------------------
Date                                                            Peter C. Bentz, Director

INDEX OF EXHIBITS


  EXHIBIT
    NO.                           DESCRIPTION                                                                           PAGE NO.
 --------  -------------------------------------------------------------------------------------------------------   --------------
   4.13    Supplemental Indenture dated as of February 27, 1998 by and between American Communications
           Services, Inc., a Delaware corporation and The Chase Manhattan Bank (formerly known as Chemical Bank)
           relating to the 2005 Notes                                                                                      E-1
   4.14    Supplemental Indenture dated as of February 27, 1998 by and between American Communications
           Services, Inc., a Delaware corporation and The Chase Manhattan Bank (formerly known as Chemical Bank)
           relating to the 2006 Notes                                                                                      E-2
   4.15    Supplemental Indenture dated as of February 27, 1998 by and between American Communications
           Services, Inc., a Delaware corporation and The Chase Manhattan Bank (formerly known as Chemical Bank)
           relating to the 2007 Notes                                                                                      E-3
  10.65    American Communications Services, Inc. and Ronald E. Spears                                                     E-4
  10.66    American Communications Services, Inc. Annual Performance Plan effective as of January 1, 1997                  E-5
  10.67    Lease Agreement dated as of August 26, 1997,  by and between Constellation Real Estate, Inc. and
           American Communications Services, Inc.                                                                          E-6
     11    Statement re: computation of per-share earnings (loss)                                                          E-7
   23.1    Consent of KPMG Peat Marwick LLP.                                                                               E-8
   27.1    Financial Data Schedules.                                                                                       E-9
   99.1    Supplemental Financial Information                                                                             E-10
   99.2    Risk Factors                                                                                                   E-11

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
             JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Independent Auditors' Report................................  F-2
Consolidated Balance Sheets as of June 30, 1996 and December
  31, 1996 and 1997.........................................  F-3
Consolidated Statements of Operations for the years ended
  June 30, 1995 and 1996, the six months ended December 31,
  1996, and the year ended December 31, 1997................  F-4
Consolidated Statements of Stockholders' Equity (Deficit)
  for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31,
  1997......................................................  F-5
Consolidated Statements of Cash Flows for the years ended
  June 30, 1995 and 1996, the six months ended December 31,
  1996, and the year ended December 31, 1997................  F-7
Notes to Consolidated Financial Statements..................  F-9

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
American Communications Services, Inc.:

     We have audited the accompanying consolidated balance sheets of American Communications Services, Inc. and subsidiaries as of June 30, 1996 and December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Communications Services, Inc. and subsidiaries as of June 30, 1996 and December 31, 1996 and 1997, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ KPMG Peat Marwick LLP

Washington, D.C.
February 12, 1998

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                                     DECEMBER 31,
                                                                JUNE 30,     ----------------------------
                                                                  1996           1996           1997
                                                                --------         ----           ----
                                                 ASSETS
Current assets:
  Cash and cash equivalents (note 1)........................  $134,115,981   $ 78,618,544   $ 260,836,929
  Restricted cash and investments (note 1)..................     2,342,152      2,342,152      26,525,516
  Trade accounts receivable, net of allowance for doubtful
    accounts of $190,000, $432,000, and $1,921,000 at June
    30, 1996, December 31, 1996, and December 31, 1997,
    respectively (note 1)...................................       735,260      2,429,077      15,514,278
  Other current assets......................................     1,003,465      1,202,711       6,127,267
                                                              ------------   ------------   -------------
Total current assets........................................   138,196,858     84,592,484     309,003,990
Networks, equipment and furniture, gross (note 2)...........    80,147,964    144,403,123     282,152,543
  Less: accumulated depreciation and amortization...........    (3,408,698)    (8,320,372)    (31,675,227)
                                                              ------------   ------------   -------------
                                                                76,739,266    136,082,751     250,477,316
Deferred financing fees, net of accumulated amortization of
  $773,000, $1,071,000, and $3,649,000 at June 30, 1996,
  December 31, 1996, and December 31, 1997, respectively....     8,334,183      8,380,283      25,031,409
Intangible assets, net of accumulated amortization of
  $776,000 (notes 1 and 13).................................            --             --       8,132,191
Restricted cash and investments (note 1)....................            --             --      45,375,000
Other assets................................................       329,584        982,649         875,466
                                                              ------------   ------------   -------------
        Total assets........................................  $223,599,891   $230,038,167   $ 638,895,372
                                                              ============   ============   =============
                    LIABILITIES, REDEEMABLE STOCK AND OPTIONS, MINORITY INTEREST, AND
                                     STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Notes payable -- current portion (note 6).................  $    252,809   $    872,031   $     437,500
  Accounts payable..........................................    21,317,346     33,587,407      18,308,370
  Accrued interest..........................................            --             --      13,360,415
  Accrued employee costs....................................       774,262      2,057,187       2,353,247
  Other accrued liabilities.................................       886,692      2,074,945       2,310,664
                                                              ------------   ------------   -------------
Total current liabilities...................................    23,231,109     38,591,570      36,770,196
Long-term liabilities:
  Notes payable, less current portion (note 6)..............   184,129,361    209,538,226     460,847,677
  Other long-term liabilities...............................            --             --         473,693
  Dividends payable (note 3)................................     4,942,313      6,945,943              --
                                                              ------------   ------------   -------------
        Total liabilities...................................   212,302,783    255,075,739     498,091,566
                                                              ============   ============   =============
Redeemable stock and options:
  Redeemable options (note 7)...............................     2,155,025      2,000,000       1,000,000
  14 3/4% Redeemable Preferred Stock due 2008 (note 5)......            --             --      55,060,661
  12 3/4% Junior Redeemable Preferred Stock due 2009 (note
    5)......................................................            --             --     150,098,992
                                                              ------------   ------------   -------------
Total redeemable stock and options..........................     2,155,025      2,000,000     206,159,653
                                                              ------------   ------------   -------------
Minority interest (note 6)..................................       160,270             --              --
                                                              ------------   ------------   -------------
Stockholders' equity (deficit) (notes 3, 4, 5, 6 and 7):
  Preferred stock, $1.00 par value, 186,664 shares
    designated as 9% Series A-1 Convertible Preferred Stock
    authorized, issued and outstanding at June 30, 1996 and
    December 31, 1996, respectively, no shares issued and
    outstanding at December 31, 1997........................       186,664        186,664              --
  Preferred stock, $1.00 par value, 277,500 shares
    authorized and designated as 9% Series B Convertible
    Preferred Stock; 277,500 and 227,500 shares issued and
    outstanding at June 30, 1996 and December 31, 1996,
    respectively, no shares issued and outstanding at
    December 31, 1997.......................................       277,500        277,500              --
  Common stock, $.01 par value, 75,000,000 shares
    authorized, 6,645,691, 6,784,996, and 37,219,419 shares
    issued and outstanding at June 30, 1996, December 31,
    1996 and 1997, respectively.............................        65,837         67,850         372,194
  Additional paid-in capital................................    55,975,078     54,870,194     131,728,166
  Accumulated deficit.......................................   (47,523,266)   (82,439,780)   (197,456,207)
                                                              ------------   ------------   -------------
Total stockholders' equity (deficit)........................     8,981,813    (27,037,572)    (65,355,847)
                                                              ------------   ------------   -------------
Commitments and contingencies (notes 1, 6, 9 and 10)
        Total liabilities, redeemable stock and options,
          minority interest, and stockholders' equity
          (deficit).........................................  $223,599,891   $230,038,167   $ 638,895,372
                                                              ============   ============   =============

          See accompanying notes to consolidated financial statements.
                                       F-3

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE SIX
                               FOR THE YEAR ENDED   FOR THE YEAR ENDED     MONTHS ENDED      FOR THE YEAR ENDED
                                 JUNE 30, 1995        JUNE 30, 1996      DECEMBER 31, 1996   DECEMBER 31, 1997
                               ------------------   ------------------   -----------------   ------------------
Revenues (note 1)............     $    388,887         $  3,415,137        $  6,990,452        $  59,000,450
                                  ------------         ------------        ------------        -------------
Operating expenses:
  Network development and
    operations...............        3,282,183            5,264,570           8,703,057           52,881,173
  Selling, general, and
    administrative...........        4,597,615           13,463,775          20,269,991           59,850,690
  Non-cash stock compensation
    (note 7).................        6,419,412            2,735,845             549,645            4,273,669
  Depreciation and
    amortization.............          497,811            3,078,426           4,911,674           24,131,317
                                  ------------         ------------        ------------        -------------
Total operating expenses.....       14,797,021           24,542,616          34,434,367          141,136,849
Nonoperating income
  (expenses):
  Interest and other
    income...................          217,525            4,409,733           2,757,461            8,685,473
  Interest and other
    expense..................         (170,095)         (10,476,904)        (10,390,330)         (41,565,501)
  Debt conversion expense....         (385,000)                  --                  --                   --
                                  ------------         ------------        ------------        -------------
Loss before minority
  interest...................      (14,745,704)         (27,194,650)        (35,076,784)        (115,016,427)
Minority interest............           48,055              412,606             160,270                   --
                                  ------------         ------------        ------------        -------------
Net loss.....................      (14,697,649)         (26,782,044)        (34,916,514)        (115,016,427)
Preferred stock dividends and
  accretion (notes 3 and
  5).........................       (1,070,985)          (3,871,328)         (2,003,630)         (11,629,712)
                                  ------------         ------------        ------------        -------------
Net loss to common
  stockholders...............     $(15,768,634)        $(30,653,372)       $(36,920,144)       $(126,646,139)
                                  ============         ============        ============        =============
Basic and diluted net loss
  per common share (note
  8).........................     $      (3.30)        $      (4.96)       $      (5.48)       $       (4.65)
                                  ============         ============        ============        =============
Weighted average number of
  common shares
  outstanding................        4,771,689            6,185,459           6,733,759           27,233,642
                                  ============         ============        ============        =============

          See accompanying notes to consolidated financial statements.
                                       F-4

                     AMERICAN COMMUNICATIONS SERVICES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

 FOR THE YEARS ENDED JUNE 30, 1995 AND 1996, THE SIX MONTHS ENDED DECEMBER 31,
                   1996, AND THE YEAR ENDED DECEMBER 31, 1997

                                                                SERIES A-1              SERIES B
                                      PREFERRED STOCK        PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK
                                    --------------------   --------------------   --------------------   ---------------------
                                    SHARES     AMOUNT       SHARES     AMOUNT      SHARES     AMOUNT       SHARES      AMOUNT
                                    ------   -----------   --------   ---------   --------   ---------   ----------   --------
Balances at June 30, 1994.........   1,700   $ 1,700,000         --   $      --         --   $      --    2,755,005   $     --
 Preferred Stock exchange.........  (1,700)   (1,700,000)        --          --         --          --      548,387         --
 Set par value for common stock...      --            --         --          --         --          --           --     33,033
 Acquisition of Piedmont Teleport,
   Inc............................      --            --         --          --         --          --       62,000         --
 Write-off of note receivable for
   common stock...................      --            --         --          --         --          --           --         --
 Series A Preferred private
   placement, net of related costs
   (note 3).......................      --            --    186,664     186,664         --          --           --         --
 Series B Preferred private
   placement, net of related costs
   (note 3).......................      --            --         --          --    227,500     227,500           --         --
 Issuance of put right
   obligations....................      --            --         --          --         --          --           --         --
 Cancellation of put right
   obligation.....................      --            --         --          --         --          --           --         --
 Warrant and stock option
   exercises and stock grant......      --            --         --          --         --          --    2,379,390     23,794
 Establish limitation on common
   stock put right obligation.....      --            --         --          --         --          --           --         --
 Series A Preferred Stock
   dividends accrued (note 3).....      --            --         --          --         --          --           --         --
 Net loss.........................      --            --         --          --         --          --           --         --
                                    ------   -----------   --------   ---------   --------   ---------   ----------   --------
Balances at June 30, 1995.........      --            --    186,664     186,664    227,500     227,500    5,744,782     56,827
 Issuance of Series B-4 Preferred
   Stock (note 3).................      --            --         --          --     50,000      50,000           --         --
 Issuance of detachable warrants
   (note 6).......................      --            --         --          --         --          --           --         --
 Warrants and stock options
   exercised......................      --            --         --          --         --          --      900,909      9,010
 Series A and B Preferred Stock
   dividends accrued (note 3).....      --            --         --          --         --          --           --         --
 Cancellation of and adjustments
   to put right obligations.......      --            --         --          --         --          --           --         --
 Stock compensation expense.......      --            --         --          --         --          --           --         --
 Net loss.........................      --            --         --          --         --          --           --         --
                                    ------   -----------   --------   ---------   --------   ---------   ----------   --------
Balances at June 30, 1996.........      --            --    186,664     186,664    277,500     277,500    6,645,691     65,837
 Warrants and stock options
   exercised......................      --            --         --          --         --          --      139,305      1,393
 Series A and B Preferred Stock
   dividends accrued (note 3).....      --            --         --          --         --          --           --         --
 Accretion of consulting agreement
   credit to exercise price of
   warrants (note 11).............      --            --         --          --         --          --           --         --
 Cancellation of and adjustments
   to put right obligations.......      --            --         --          --         --          --           --        620
 Stock compensation expense.......      --            --         --          --         --          --           --         --
 Net loss.........................      --            --         --          --         --          --           --         --
                                    ------   -----------   --------   ---------   --------   ---------   ----------   --------
Balances December 31, 1996........      --            --    186,664     186,664    277,500     277,500    6,784,996     67,850
 Shares issued to CyberGate (note
   13)............................      --            --         --          --         --          --    1,030,000     10,300
 Series A and B Preferred Stock
   dividends (note 3).............      --            --         --          --         --          --           --         --
 Issuance of common stock (note
   4).............................      --            --         --          --         --          --    8,660,000     86,600
 Conversion of preferred shares
   (note 3).......................      --            --   (186,664)   (186,664)  (277,500)   (277,500)  17,377,275    173,773
 Preferred dividends paid in stock
   (note 4).......................      --            --         --          --         --          --    1,650,207     16,502

                                                     NOTES                          TOTAL
                                    ADDITIONAL     RECEIVABLE                   STOCKHOLDERS'
                                      PAID-IN      ON SALE OF    ACCUMULATED       EQUITY
                                      CAPITAL     COMMON STOCK     DEFICIT        (DEFICIT)
                                    -----------   ------------   ------------   -------------
Balances at June 30, 1994.........    1,080,566      (2,750)       (6,043,573)    (3,265,757)
 Preferred Stock exchange.........    1,700,000          --                --             --
 Set par value for common stock...      (33,033)         --                --             --
 Acquisition of Piedmont Teleport,
   Inc............................           --          --                --             --
 Write-off of note receivable for
   common stock...................       (2,750)      2,750                --             --
 Series A Preferred private
   placement, net of related costs
   (note 3).......................   15,009,461          --                --     15,196,125
 Series B Preferred private
   placement, net of related costs
   (note 3).......................   20,434,000          --                --     20,661,500
 Issuance of put right
   obligations....................      (53,303)         --                --        (53,303)
 Cancellation of put right
   obligation.....................      487,500          --                --        487,500
 Warrant and stock option
   exercises and stock grant......      349,030          --                --        372,824
 Establish limitation on common
   stock put right obligation.....    4,510,962          --                --      4,510,962
 Series A Preferred Stock
   dividends accrued (note 3).....   (1,070,985)         --                --     (1,070,985)
 Net loss.........................           --          --       (14,697,649)   (14,697,649)
                                    -----------     -------      ------------   ------------
Balances at June 30, 1995.........   42,411,448          --       (20,741,222)    22,141,217
 Issuance of Series B-4 Preferred
   Stock (note 3).................    4,950,000          --                --      5,000,000
 Issuance of detachable warrants
   (note 6).......................    8,684,000          --                --      8,684,000
 Warrants and stock options
   exercised......................      289,360          --                --        298,370
 Series A and B Preferred Stock
   dividends accrued (note 3).....   (3,871,328)         --                --     (3,871,328)
 Cancellation of and adjustments
   to put right obligations.......      775,753          --                --        775,753
 Stock compensation expense.......    2,735,845          --                --      2,735,845
 Net loss.........................           --          --       (26,782,044)   (26,782,044)
                                    -----------     -------      ------------   ------------
Balances at June 30, 1996.........   55,975,078          --       (47,523,266)     8,981,813
 Warrants and stock options
   exercised......................      175,945          --                --        177,338
 Series A and B Preferred Stock
   dividends accrued (note 3).....   (2,003,630)         --                --     (2,003,630)
 Accretion of consulting agreement
   credit to exercise price of
   warrants (note 11).............       18,750          --                --         18,750
 Cancellation of and adjustments
   to put right obligations.......      154,406          --                --        155,026
 Stock compensation expense.......      549,645          --                --        549,645
 Net loss.........................           --          --       (34,916,514)   (34,916,514)
                                    -----------     -------      ------------   ------------
Balances December 31, 1996........   54,870,194          --       (82,439,780)   (27,037,572)
 Shares issued to CyberGate (note
   13)............................    8,744,700          --                --      8,755,000
 Series A and B Preferred Stock
   dividends (note 3).............   (1,113,744)         --                --     (1,113,744)
 Issuance of common stock (note
   4).............................   39,866,172          --                --     39,952,772
 Conversion of preferred shares
   (note 3).......................      290,391          --                --             --
 Preferred dividends paid in stock
   (note 4).......................    7,790,716          --                --      7,807,218

                                                                SERIES A-1              SERIES B
                                      PREFERRED STOCK        PREFERRED STOCK        PREFERRED STOCK          COMMON STOCK
                                    --------------------   --------------------   --------------------   ---------------------
                                    SHARES     AMOUNT       SHARES     AMOUNT      SHARES     AMOUNT       SHARES      AMOUNT
                                    ------   -----------   --------   ---------   --------   ---------   ----------   --------
 Warrants and stock options
   exercised......................      --            --         --          --         --          --    1,367,460     13,674
 Expiration of put right
   obligation (note 7)............      --            --         --          --         --          --           --         --
 Stock compensation expense.......      --            --         --          --         --          --           --         --
 Warrants issued (note 7).........      --            --         --          --         --          --           --         --
 Redeemable Preferred Warrants
   (note 5).......................      --            --         --          --         --          --           --         --
 Preferred stock
   dividends/accretion (note 5)...      --            --         --          --         --          --           --         --
 NetRunner acquisition (note
   13)............................      --            --         --          --         --          --       51,166        511
 Shares issued to AT&T (note 6)...      --            --         --          --         --          --      207,964      2,080
 Shares issued under employee
   stock purchase plan............      --            --         --          --         --          --       90,351        904
 Accretion of consulting agreement
   credit to exercise price of
   warrants (note 11).............      --            --         --          --         --          --           --         --
 Net loss.........................      --            --         --          --         --          --           --         --
                                    ------   -----------   --------   ---------   --------   ---------   ----------   --------
Balance at December 31, 1997......      --            --         --   $      --         --   $      --   37,219,419   $372,194
                                    ======   ===========   ========   =========   ========   =========   ==========   ========

                                                     NOTES                          TOTAL
                                    ADDITIONAL     RECEIVABLE                   STOCKHOLDERS'
                                      PAID-IN      ON SALE OF    ACCUMULATED       EQUITY
                                      CAPITAL     COMMON STOCK     DEFICIT        (DEFICIT)
                                    -----------   ------------   ------------   -------------
 Warrants and stock options
   exercised......................    3,254,481          --                --      3,268,155
 Expiration of put right
   obligation (note 7)............    1,000,000          --                --      1,000,000
 Stock compensation expense.......    4,273,669          --                --      4,273,669
 Warrants issued (note 7).........      480,144          --                --        480,144
 Redeemable Preferred Warrants
   (note 5).......................   21,603,854          --                --     21,603,854
 Preferred stock
   dividends/accretion (note 5)...  (10,515,968)         --                --    (10,515,968)
 NetRunner acquisition (note
   13)............................      628,608          --                --        629,119
 Shares issued to AT&T (note 6)...       (2,080)         --                --             --
 Shares issued under employee
   stock purchase plan............      538,279          --                --        539,183
 Accretion of consulting agreement
   credit to exercise price of
   warrants (note 11).............       18,750          --                --         18,750
 Net loss.........................           --          --      (115,016,427)  (115,016,427)
                                    -----------     -------      ------------   ------------
Balance at December 31, 1997......  131,728,166          --      (197,456,207)   (65,355,847)
                                    ===========     =======      ============   ============

          See accompanying notes to consolidated financial statements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         FOR THE          FOR THE          FOR THE SIX            FOR THE
                                       YEAR ENDED       YEAR ENDED        MONTHS ENDED          YEAR ENDED
                                      JUNE 30, 1995    JUNE 30, 1996    DECEMBER 31, 1996    DECEMBER 31, 1997
                                      -------------    -------------    -----------------    -----------------
Cash flows from operating
  activities:
  Net loss..........................  $(14,697,649)    $(26,782,044)      $(34,916,514)        $(115,016,427)
  Adjustments to reconcile net loss
    to net cash used in operating
    activities:
    Depreciation and amortization...       497,811        3,078,426          4,911,674            23,525,781
    Interest deferral and
      accretion.....................            --       10,447,687         10,041,189            41,032,473
    Amortization of deferred
      financing fees................       323,900          668,317            334,671             2,578,675
    Provision for doubtful
      accounts......................         8,570          180,940            242,915             1,438,193
    Loss from impairment of
      assets........................            --               --            318,737                    --
    Loss attributed to minority
      interest......................       (48,055)        (412,606)          (160,270)                   --
    Noncash compensation,
      consultants, and other
      expenses......................     6,419,412        2,735,845            549,645             4,273,669
    Accretion of consulting
      agreement credit to exercise
      price of warrants.............            --               --             18,750                18,750
    Noncash debt conversion
      expense.......................       385,000               --                 --                    --
    Issuance of warrants under the
      preferred provider
      agreement.....................            --               --                 --               480,144
    Changes in operating assets and
      liabilities:
      Trade accounts receivable.....      (359,007)        (565,764)        (1,936,732)          (14,396,963)
      Restricted cash related to
        operating activities........       200,000               --                 --                    --
      Other current assets..........       (92,325)        (911,140)          (199,246)           (4,887,960)
      Other assets..................       (26,545)        (107,574)          (653,065)              126,026
      Accounts payable..............     3,170,885       17,474,179         12,270,061           (19,232,343)
      Accrued financing fees........     1,542,255       (1,542,255)                --                    --
      Accrued employee costs........       719,333          (62,247)         1,282,925               296,060
      Other accrued liabilities.....     1,055,673         (382,792)         1,188,253             3,410,960
                                      ------------     ------------       ------------         -------------
Net cash (used in) provided by
  operating activities..............      (900,742)       3,818,972         (6,707,007)          (76,352,962)
                                      ------------     ------------       ------------         -------------
Cash flows from investing
  activities:
  Purchase of net assets of Piedmont
    Teleport, Inc...................       (19,135)              --                 --                    --
  Purchase of equipment and
    furniture.......................      (306,454)      (2,966,987)        (1,827,119)           (7,575,081)
  Restricted cash related to network
    activities......................      (752,000)      (1,590,152)                --            (1,119,152)
  Network development costs.........   (14,996,303)     (57,889,227)       (62,746,777)         (127,460,581)
                                      ------------     ------------       ------------         -------------
Net cash used in investing
  activities........................   (16,073,892)     (62,446,366)       (64,573,896)         (136,154,814)
                                      ------------     ------------       ------------         -------------
Cash flows from financing
  activities:
  Issuance of notes payable.........     3,510,349      166,888,210         16,329,923           223,697,586
  Payment of deferred financing
    fees............................      (310,175)      (8,710,387)          (380,771)          (19,229,801)
  Warrant and stock option
    exercises.......................       372,824          298,370            177,338             3,268,155
  Issuances of Series A Preferred
    Stock, net of offering costs and
    conversion of bridge
    financing.......................    10,962,046               --                 --                    --
  Issuances of Series B Preferred
    Stock, net of offering costs....    20,661,500        5,000,000                 --                    --
  Issuance of warrants with 2005
    Notes...........................            --        8,684,000                 --                    --
  Issuance of notes payable --
    stockholders....................       250,000               --                 --                    --
  Proceeds from sale of minority
    interest in subsidiaries........       242,457          378,474                 --                    --

                                         FOR THE          FOR THE          FOR THE SIX            FOR THE
                                       YEAR ENDED       YEAR ENDED        MONTHS ENDED          YEAR ENDED
                                      JUNE 30, 1995    JUNE 30, 1996    DECEMBER 31, 1996    DECEMBER 31, 1997
                                      -------------    -------------    -----------------    -----------------
  Payment of equipment financing....  $         --     $         --       $   (343,024)        $          --
  Payments of notes payable --
    stockholders....................      (481,692)        (146,083)                --              (494,724)
  Payments of bridge notes..........    (1,000,000)              --                 --                    --
  Payments of secured note..........       (75,000)              --                 --                    --
  Payments of secured convertible
    note............................       (77,281)              --                 --                    --
  Other long-term liabilities.......            --               --                 --              (562,914)
  Restricted cash related to notes
    payable.........................            --               --                 --           (68,439,212)
  Shares issued under the Employee
    Stock Purchase Plan.............            --               --                 --               539,183
  Issuance of common stock..........            --               --                 --            39,952,772
  Payment of dividends..............            --               --                 --              (252,423)
  Issuance of redeemable preferred
    stock...........................            --               --                 --           216,247,539
                                      ------------     ------------       ------------         -------------
Net cash provided by financing
  activities........................    34,055,028      172,392,584         15,783,466           394,726,161
                                      ------------     ------------       ------------         -------------
Net (decrease) increase in cash and
  cash equivalents..................    17,080,394      113,765,190        (55,497,437)          182,218,385
Cash and cash equivalents, beginning
  of year...........................     3,270,397       20,350,791        134,115,981            78,618,544
                                      ------------     ------------       ------------         -------------
Cash and cash equivalents, end of
  year..............................  $ 20,350,791     $134,115,981       $ 78,618,544         $ 260,836,929
                                      ============     ============       ============         =============
Supplemental disclosure of cash flow
  information -- interest paid on
  all debt obligations..............  $    219,554     $     29,217       $     14,470         $   2,085,380
                                      ============     ============       ============         =============
Supplemental disclosure of noncash
  investing and financing
  activities:
  Equipment financing...............  $         --     $    343,024       $         --         $          --
  Dividends declared in connection
    with Series A and B Preferred
    Stock...........................  $  1,070,985     $  3,871,328       $  2,003,630         $   1,113,744
                                      ============     ============       ============         =============
Bridge financing, secured
  convertible notes and notes
  payable -- stockholders converted
  to equity in connection with
  private placements................  $  4,080,079     $         --       $         --         $          --
                                      ============     ============       ============         =============
Cancellation of and adjustments to
  put right obligations.............  $   (487,500)    $   (775,753)      $   (155,025)        $  (1,000,000)
                                      ============     ============       ============         =============
Write off of note receivable from
  sale of common stock..............  $      2,750     $         --       $         --         $          --
                                      ============     ============       ============         =============
Preferred stock exchange............  $  1,700,000     $         --       $         --         $          --
                                      ============     ============       ============         =============
Purchase of Piedmont Teleport, Inc.
  for common stock and related put
  right obligation..................  $    192,303     $         --       $         --         $          --
                                      ============     ============       ============         =============
Negotiation of right-of-way
  agreement for option discount.....  $    201,000     $         --       $         --         $          --
                                      ============     ============       ============         =============
Purchase of CyberGate, Inc. --
  1,030,000 shares..................  $         --     $         --       $         --         $   8,755,000
                                      ============     ============       ============         =============

          See accompanying notes to consolidated financial statements.
                                       F-8

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997

(1)  BASIS OF PRESENTATION AND RELATED MATTERS

  ORGANIZATION

     The consolidated financial statements include the accounts of American Communications Services, Inc. and its wholly-owned subsidiaries (ACSI or the Company). All material intercompany accounts and transactions have been eliminated in consolidation.

     Effective December 31, 1996, the Company changed its fiscal year from a twelve-month period ending June 30 to a twelve-month period ending December 31. The consolidated statements of operations, stockholders' equity (deficit) and cash flows are presented for the twelve month periods ended June 30, 1995 and 1996, the six month period ended December 31, 1996, and the twelve month period ended December 31, 1997.

  BUSINESS AND OPERATING ENVIRONMENT

     ACSI is an integrated communications provider. The Company owns and operates digital fiber optic networks and offers a variety of telecommunications services to long distance companies and business and government end users in selected target markets, principally in the southern United States. The Company provides nonswitched dedicated services, including special access, switched transport, and private line services, as well as high speed data services, local switched voice services and long-distance services using its own facilities and on a resale basis.

     To date, the Company has funded the construction of its networks and its operations with external financing. Prior to November 1995, the primary sources of funds were two Preferred Stock private offerings completed in October 1994 and June 1995 (see note 3), and a credit facility from AT&T Credit Corporation (see note 6). During the fiscal year ended June 30, 1996, the Company raised additional funds through an additional sale of Preferred Stock (see note 3), two private offerings of Senior Notes, one of which included detachable warrants and further borrowings under the AT&T Credit Corporation Credit Facility. During the year ended December 31, 1997, the Company raised additional funds through the sale of Common Stock, two Preferred Stock offerings, one of which included detachable warrants, and an offering of Senior Notes (see notes 3, 5 and 6). As a result of the above described debt offerings, the Company will be required to satisfy substantially higher periodic cash debt service obligations in the future. There can be no assurance that the Company will be able to generate sufficient cash flow or otherwise obtain funds to cover interest and principal payments associated with currently outstanding and future debt obligations.

     The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. The Company's continued development, construction, expansion, operation and potential acquisition of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, ACSI will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which would require the consent of the Company's bondholders. Before incurring additional indebtedness, the Company may be required to seek additional equity financing to maintain balance sheet and liquidity ratios under certain of its debt instruments. There can be no assurance that the Company will be able to obtain the additional financing

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition. Management believes that the Company's current cash resources will be sufficient to fund the Company's continuing negative cash flow and required capital expenditures during 1998.

  CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with original maturity dates of three months or less to be cash equivalents. The Company's investments consist of commercial paper, US Government Securities and money market instruments, all with original maturities of 90 days or less. The fair market value of such securities approximates amortized cost.

  RESTRICTED CASH AND INVESTMENTS

     The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $2,342,000, $2,342,000, and $1,223,000 at June 30,
1996, December 31, 1996, and December 31, 1997, respectively. The face amount of all bonds and letters of credit is approximately $6,300,000 as of December 31, 1997. In addition, the Company has placed approximately $70,677,000 into an escrow account to fund the first five interest payments of its 13 3/4 percent senior notes due 2007 (see note 6). Approximately $25,302,000 of the escrow account is classified as current. The escrow account is invested in cash equivalents consisting of government and commercial securities.

     Pursuant to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's short- and long-term debt securities and marketable equity securities are accounted for at market value. The fair market value of short- and long-term investments is determined based on quoted market prices. The Company's marketable securities have been classified as available for sale and are recorded at current market value with an offsetting adjustment to stockholders' equity (deficit). At June 30, 1996 and December 31, 1996 and 1997, fair market value approximated amortized cost.

  NETWORKS, EQUIPMENT, AND FURNITURE

     Networks, equipment, and furniture are stated at cost less accumulated depreciation and amortization. Costs capitalized during the network development stage include expenses associated with network engineering, design and construction, negotiation of rights-of-way, obtaining legal and regulatory authorizations and the amount of interest costs associated with the network development.

     Provisions for depreciation of networks, equipment, and furniture is computed using the straight-line method over the estimated useful lives of the assets beginning in the month a network is substantially complete and available for use and equipment and furniture are acquired.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     The estimated useful lives of the Company's principal classes of assets are as follows:

Networks:
  Fiber optic cables and installation costs.................  20 years
  Telecommunications equipment..............................  3-10 years
  Interconnection and collocation costs.....................  3-10 years
Leasehold improvements......................................  Life of lease
Furniture and fixtures......................................  5 years
Capitalized network development costs.......................  3-20 years

  INTANGIBLE ASSETS

     Intangible assets include customer lists and goodwill. Goodwill is being amortized on a straight-line basis over the period of expected benefit of ten years. Amortization expense related to goodwill for the year ended December 31, 1997 was approximately $726,000.

     The costs of purchased customer lists are amortized on a straight-line basis over their estimated useful lives, generally over eighteen months. The Company determines the useful lives of customer lists based upon the estimated length of the acquired customers' future service. Amortization expense related to purchased customer lists was approximately $50,000 for the year ended December 31, 1997.

  VALUATION OF LONG-LIVED ASSETS

     The Company accounts for the valuation of long-lived assets under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  DEFERRED FINANCING FEES

     Deferred financing fees include commitment fees and other costs related to certain debt financing transactions and are being amortized using the effective interest method over the initial term of the related debt. Deferred finance fees also include payments to bondholders for debt modifications that do not result in debt extinguishment.

  REVENUE RECOGNITION

     Revenue from telecommunications services is recognized as services are provided. Billings to customers for services in advance of providing such services are deferred and recognized as revenue when earned. The Company also enters into managed services agreements with certain customers. Under such agreements the Company provides use of Company owned equipment, collocation, and network access services. Revenue is recognized on a monthly basis as these services are provided to the customer.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     The Company recognizes revenue associated with engineering and construction contracts using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

  EARNINGS (LOSS) PER COMMON SHARE

     During 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share. The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding and potentially dilutive securities. Potentially dilutive securities include convertible preferred stock, stock options and warrants.

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

  RECLASSIFICATIONS

     Certain reclassifications have been made to the June 30, 1995 and 1996 and December 31, 1996 consolidated financial statements to conform to the December 31, 1997 presentation. Such reclassifications had no effect on net loss or total stockholders' equity (deficit).

  STOCK OPTION PLAN

     Prior to July 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosure for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

  RISKS AND UNCERTAINTIES

     The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that service the Company's markets. For the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31, 1997 approximately 85%, 60%, 40%, and 20% of the Company's revenues were attributable to services provided to three, four, four and five, respectively, of the largest long distance telecommunications companies, respectively. The loss of any one of these customers could have an adverse material impact on the Company's results of operations.

     The Company provides services to certain Internet Service Providers (ISPs). Such companies operate in a highly competitive and uncertain environment. Approximately 19% and 20% of the Company's revenues for the six months ended December 31, 1996 and the year ended December 31, 1997, respectively, were attributed to these companies. At December 31, 1996 and 1997, the Company had trade accounts receivable of $923,000 and $5.0 million, respectively, from ISPs. At December 31, 1997, the Company also has equipment with a carrying value of approximately $11.7 million that is dedicated to providing service to these ISPs. The Company believes that, if necessary, this equipment could be redeployed throughout the Company's data network.

     The Company has recorded revenues of approximately $1.6 million in 1997 for reciprocal compensation relating to the transport and termination of Internet traffic for local exchange carriers pursuant to various interconnection agreements. These local exchange carriers have not paid and have disputed these charges based on the belief that such charges are not local traffic as defined by the various agreements. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC). To date, there have been no unfavorable final rulings by any state public utility commission or the FCC that would indicate that calls placed by end users to ISPs would not qualify as local traffic subject to the payment of reciprocal compensation.

(2)  NETWORKS, EQUIPMENT, AND FURNITURE

     Networks, equipment, and furniture consists of the following:

                                                    JUNE 30,     DECEMBER 31,   DECEMBER 31,
                                                      1996           1996           1997
                                                   -----------   ------------   ------------
Networks and telecommunications equipment........  $76,853,865   $139,129,495   $269,213,500
Furniture and fixtures...........................    1,982,910      3,334,147      5,799,262
Computer software................................      948,848      1,558,384      5,954,662
Leasehold improvements...........................      362,341        381,097      1,185,119
                                                   -----------   ------------   ------------
                                                    80,147,964    144,403,123    282,152,543
Less -- accumulated depreciation and
  amortization...................................    3,408,698      8,320,372     31,675,227
                                                   -----------   ------------   ------------
Total, net of accumulated depreciation and
  amortization...................................  $76,739,266   $136,082,751   $250,477,316
                                                   ===========   ============   ============

     For the years ended June 30, 1995 and 1996, the Company capitalized interest of approximately $536,000 and $3,051,000, respectively. For the six months ended December 31, 1996 and the year ended December 31, 1997, the Company capitalized interest of approximately $2,268,000 and $3,933,000, respectively.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

(3)  PRIVATE PLACEMENTS

     In October 1994, the Company completed a private placement of its 9 percent Series A Convertible Preferred Stock, $1.00 par value (the "Series A Preferred Stock"). There were 138,889 shares issued for cash at $90 per share resulting in proceeds of $10,962,046, net of placement agent commissions and related placement fees and costs. In addition, bridge financing was converted and several other obligations were retired with proceeds of the offering. A total of 186,664 shares of the Series A Preferred Stock were issued. Further, as discussed in note 7 to the consolidated financial statements, certain parties obtained warrants to purchase shares of the Company's common stock. In June 1995, the Series A Preferred Stock was exchanged for an identical number of 9 percent Series A-1 Convertible Preferred Stock, $1.00 par value (the "Series A-1 Preferred Stock").

     In June 1995, the Company completed a private placement of its 9 percent Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred"), 9 percent Series B-2 Convertible Preferred Stock (the "Series B-2 Preferred") and 9 percent Series B-3 Convertible Preferred Stock (the "Series B-3 Preferred"), each having a par value of $1.00 per share. There were 227,500 shares issued for cash at $100 per share with proceeds of $20,661,500, net of placement agent commissions and related placement fees and costs. In November 1995, 50,000 shares of 9 percent Series B-4 Convertible Preferred Stock (the "Series B-4 Preferred") were issued for cash of $100 per share resulting in proceeds of $5,000,000. The Series B-1 Preferred, the Series B-2 Preferred, the Series B-3 Preferred and the Series B-4 Preferred are hereafter collectively referred to as the "Series B Preferred Stock." The Series A-1 Preferred Stock and the Series B Preferred Stock are hereafter collectively referred to as the "Preferred Stock." Further, as discussed in note 7 to the consolidated financial statements, certain parties obtained warrants to purchase shares of the Company's common stock.

     During 1997, the Preferred Stock was converted into 17,377,275 shares of common stock. In connection with its Series A-1 and Series B Preferred Stock, the Company has recorded approximately $1,071,000, $3,871,000, $2,004,000 and $1,114,000 for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively, as a reduction in additional paid-in capital, for the payment of anticipated dividends. The Company's certificate of incorporation required the Company to accrue dividends, on a quarterly basis, at an annual rate of 9 percent of the face value of the Series A-1 and B Preferred Stock. These dividends were paid during 1997 in connection with the conversion of the Preferred Stock.

(4)  COMMON STOCK OFFERING

     During 1997, the Company issued 8,660,000 shares of common stock for net proceeds of approximately $40 million, net of underwriters discounts and other expenses of the offering. Concurrently with this transaction, 186,664 shares of the Company's Series A-1 Preferred Stock and 277,500 shares of the Company's Series B Preferred Stock were converted into 17,377,275 shares of the Company's Common Stock (see note 3). In addition, of the approximately $8,000,000 of dividends accrued on the Preferred Stock prior to conversion, approximately $7,750,000 was paid with 1,650,207 shares of the Company's common stock. The remaining accrued dividends were paid in cash.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

(5)  REDEEMABLE PREFERRED STOCK

     On July 10, 1997, the Company consummated the sale of 75,000 units consisting of its 14 3/4 percent Redeemable Preferred Stock due 2008 (the "Redeemable Preferred Stock due 2008") and warrants to purchase approximately 6,023,800 shares of its Common Stock yielding net proceeds to the Company of approximately $70.2 million, net of underwriters fees and other related expenses. The value attributed to the warrants was approximately $21.6 million. The number of shares the warrants are exercisable into are subject to an increase of 1,698,375 in the event the Company fails to raise net cash proceeds of at least $50 million through the issuance and sale of the Company's common stock by December 31, 1998. The Company will be required to redeem all outstanding shares of the 14 3/4 percent Preferred Stock on June 30, 2008 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

     The Redeemable Preferred Stock due 2008 may be redeemed, in whole or in part, at the option of the Company, at any time after January 1, 2003, at the redemption prices set forth below, plus any accrued and unpaid dividends as of that date. The redemption prices, expressed in percentages, are as follows:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2003........................................................   107.375%
2004........................................................   104.917%
2005........................................................   102.458%
2006 and thereafter.........................................   100.000%

     On October 6, 1997, the Company consummated the sale of 150,000 shares of its 12 3/4 percent Junior Redeemable Preferred Stock due 2009 (the "Junior Redeemable Preferred Stock due 2009") for proceeds of approximately $146.0 million, net of underwriters fees and other related expenses. The Company will be required to redeem all outstanding shares of the Junior Redeemable Preferred Stock due 2009 on October 15, 2009 at $1,000 per share plus any accrued and unpaid dividends.

     The Junior Redeemable Preferred Stock due 2009 may be redeemed, in whole or in part, at the option of the Company, at any time after October 15, 2003 at the redemption prices set forth below, plus any accrued and unpaid dividends as of that date. The redemption prices, expressed in percentages, are as follows:

                            YEAR                              PERCENTAGE
                            ----                              ----------
2003........................................................   106.375%
2004........................................................   104.781%
2005........................................................   103.188%
2006........................................................   101.594%
2007 and thereafter.........................................   100.000%

     Dividends on the Redeemable Preferred Stock due 2008 and Junior Redeemable Preferred Stock due 2009 (collectively "the Redeemable Preferred Stock") may be paid, at the Company's option, either in cash or by the issuance of additional shares of Redeemable Preferred Stock; provided, however, that after June 30, 2002, to the extent and so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness, the Company is required to pay dividends on the Redeemable Preferred Stock in cash.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     The holders of the Redeemable Preferred Stock are not entitled to vote on any matter required or permitted to be voted upon by the stockholders of the Company. If, however, after June 30, 2002, the Company violates certain covenants, including the payment of dividends, the Redeemable Preferred Stockholders are permitted to vote as a single class to elect not less than 25 percent of the members of the Board of Directors.

     A summary of the changes in the Redeemable Preferred Stock is as follows:

                                                                          JUNIOR
                                                        REDEEMABLE      REDEEMABLE
                                                         PREFERRED      PREFERRED
                                                           STOCK          STOCK
                                                         DUE 2008        DUE 2009
                                                        -----------    ------------
Balance at issuance, net of underwriters fees and
  other related expenses..............................  $48,598,386    $146,045,299
Payment of dividends in shares of Redeemable Preferred
  Stock...............................................    5,348,738              --
Accrued dividends.....................................           --       3,984,375
Accretion to redemption value.........................    1,113,537          69,318
                                                        -----------    ------------
Balance at December 31, 1997..........................  $55,060,661    $150,098,992
                                                        ===========    ============

(6)  DEBT

     Long-term debt consists of the following:

                                             JUNE 30,     DECEMBER 31,   DECEMBER 31,
                                               1996           1996           1997
                                           ------------   ------------   ------------
AT&T Credit Corporation equipment and
  working capital financing facility.....  $ 14,971,122   $ 30,183,264   $ 35,000,000
2005 Senior Discount notes, interest at
  13%, maturing November 1, 2005.........   102,432,137    109,402,071    126,043,037
2006 Senior Discount notes, interest at
  12 3/4%, maturing April 1, 2006........    66,635,887     70,824,922     80,242,140
2007 Senior Notes, interest at 13 3/4%,
  maturing July 15, 2007.................            --             --    220,000,000
Secured equipment note payable, interest
  of 9.98%, payable in 36 equal monthly
  installments of $2,766, including
  interest commencing March 1, 1996......       343,024             --             --
                                           ------------   ------------   ------------
Total long-term debt.....................   184,382,170    210,410,257    461,285,177
Less current portion.....................       252,809        872,031        437,500
                                           ------------   ------------   ------------
                                           $184,129,361   $209,538,226   $460,847,677
                                           ============   ============   ============

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     Principal payments for each of the years from 1998 to 2002 and thereafter, are due as follows:

YEAR ENDING DECEMBER 31,
------------------------
1998.......................................................    $    437,500
1999.......................................................       2,187,500
2000.......................................................       3,937,500
2001.......................................................       5,687,500
2002.......................................................       7,437,500
Thereafter.................................................     441,597,677
                                                               ------------
                                                               $461,285,177
                                                               ============

 AT&T CREDIT CORPORATION EQUIPMENT AND WORKING CAPITAL FINANCING FACILITY

     In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation agreed to provide financing for the development and construction of fiber optic networks by certain of the Company's subsidiaries. Pursuant to the AT&T Credit Facility, during 1996 the Company's subsidiaries in Louisville, Fort Worth, Greenville, Columbia, and El Paso entered into loan agreements with AT&T Credit Corporation providing for up to $31.2 million in loans collateralized by the assets of such subsidiaries. Pursuant to the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25% of the outstanding capital stock of each of the Company's operating subsidiaries for which it provided financing.

     On December 30, 1997, the Company and AT&T Credit Corporation agreed to amend the terms of the facility increasing the facility to $35 million and transferring the loan agreements from the Company's five subsidiaries to the Company as a whole. The amendment also changed the interest rates on the outstanding loans from a range of 11.93 percent to 14.47 percent to a variable rate equal to the three-month Commercial Paper Rate or LIBOR Rate plus 4.5 percent (10.35 percent at December 31, 1997). In addition, as part of the modification, the Company issued 207,964 shares of common stock in exchange for all of AT&T Credit Corporation's 7.25 percent ownership interest in the five subsidiaries. The Company has pledged all of its shares of capital stock in its material subsidiaries and Intercompany Notes to AT&T Credit Corporation. Under certain circumstances, the pledge agreement also restricts the Company's ability to receive and retain dividends in respect of the pledged collateral.

     The AT&T Credit Facility includes covenants which impose certain restrictions on the Company, including restrictions on the declaration or payment of dividends, the conduct of certain activities, certain capital expenditures, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and extraordinary corporate transactions.

  SENIOR NOTES

     On November 14, 1995, the Company completed an offering of 190,000 Units (the "Units") consisting of $190,000,000 principal amount of 13% Senior Discount Notes due 2005 (the "2005 Notes") and warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share (the "Warrants"). The 2005 Notes will accrete at a rate of 13% compounded semi-annually to an aggregate principal amount of $190,000,000 by November 1, 2000. Thereafter, interest on the 2005 Notes will accrue at the annual rate of 13% and will be payable in cash semi-annually. The 2005 Notes will mature November 1, 2005. The Company received net proceeds of

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

approximately $96.1 million from the sale of the Units. The value ascribed to the Warrants was $8,684,000.

     On March 21, 1996, the Company completed an offering of $120,000,000 of 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") resulting in net proceeds of approximately $61.8 million. The 2006 Notes will accrete at a rate of 12 3/4% compounded semi-annually to an aggregate principal amount of $120,000,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12 3/4% and will be payable in cash semi-annually. The 2006 Notes will mature on April 1, 2006.

     On July 23, 1997, the Company completed the sale of $220 million aggregate principal amount of 13 3/4% Senior Notes due 2007 (the "2007 Notes"). Of the total net proceeds of approximately $204.3 million, the Company placed approximately $70 million, representing funds, together with interest thereon, sufficient to pay the first five semi-annual interest payments on the 2007 Notes, into an escrow account for the benefit of the holders. The 2007 Notes accrue interest at a rate of 13 3/4%, payable in cash semi-annually, on January 15 and July 15, commencing January 15, 1998. The 2007 Notes will mature on July 15, 2007.

     The 2005 Notes, 2006 Notes, and 2007 Notes (collectively the "Notes") are general, unsubordinated and unsecured senior obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Notes and do not guarantee the notes. Therefore, the Notes are effectively subordinated to all liabilities of ACSI's subsidiaries, including trade payables. Any rights of the Company and its creditors, including the holders of the Notes, to participate in the assets of any of the Company's subsidiaries upon any liquidation or reorganization of any such subsidiaries will be subject to the prior claims of that subsidiary's creditors.

     The Notes are subject to certain covenants which, among other things restrict the ability of ACSI and certain of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions.

     In June of 1997, the Company notified the trustee of the 2005 and 2006 Notes that the Company had approximately $17.4 million of trade accounts payable that were more than 60 days overdue. These overdue amounts constituted indebtedness of the Company as defined by the 2005 Note Indenture and 2006 Note Indenture. The incurrence of such indebtedness constituted an event of default under each indenture. The Company cured such event of default during July of 1997.

(7)  STOCK COMPENSATION AND STOCK PURCHASE WARRANTS

     The Company has a stock option plan which provides for the granting of options to officers, employees, directors, and consultants of the Company to purchase shares of its common stock within prescribed periods.

     In 1994, the Company entered into employment agreements with five executive officers. Pursuant to the agreements, as amended, such officers were granted options to purchase shares of Common Stock of the Company. In accordance with their employment agreements, these individuals had the right to sell certain of their shares to the Company (the put right) for a price equal to fair market value. On June 26, 1995, the employment agreements were amended to limit the purchase price paid by the Company pursuant to the put right to a maximum of $2,500,000, which amount is subject to further reductions based on the employees' sales of stock. During the year ended June 30, 1996, the limit was further reduced to $2,000,000. During the year ended December 31, 1997, put rights related to $1,000,000 expired without exercise.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     On March 6, 1997, the Company entered into a preferred provider agreement with MCIMetro Access Transmission Services, Inc. In connection with the agreement, the Company issued warrants to purchase 620,000 shares of the Company's Common Stock at $9.86 per share. 360,000 of these warrants vested during 1997. The value attributed to the vested warrants was approximately $1.3 million, which is being recognized as network cost over the five year term of the agreement. During 1997, the Company recognized approximately $215,000 in network expense related to these warrants. The Company also agreed to issue warrants to purchase up to an aggregate of approximately 1.7 million additional shares of the Company's Common Stock at fair market value on the date of grant in tranches every six months subject to certain increases in revenue to the Company generated under the agreement. At December 31, 1997, the Company had issued 37,582 of such warrants with an exercise price of $9.503 per share. The value attributed to these warrants was approximately $265,000 which was recognized as network cost in 1997.

     The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock option plans based on the intrinsic value of the option at the date of grant. The compensation cost that has been charged against income for stock option plans was approximately $6.4 million, $2.7 million, $550,000, and $1.4 million for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, respectively. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates consistent with the method of FASB Statement 123 for all options granted after June 30, 1995, and the intrinsic value for all options granted prior to July 1, 1995, the Company's net loss and loss per share would have been reduced to the pro forma amounts indicated below:

                                             YEAR ENDED     SIX MONTHS ENDED       YEAR ENDED
                                            JUNE 30, 1996   DECEMBER 31, 1996   DECEMBER 31, 1997
                                            -------------   -----------------   -----------------
Net loss...................  As reported:   $(26,782,044)     $(34,916,514)       $(115,016,427)
                             Pro forma:      (27,533,636)      (36,828,677)        (120,394,471)
Loss per common share......  As reported:          (4.96)            (5.48)               (4.65)
                             Pro forma:            (5.08)            (5.77)               (4.85)

     Pro forma net loss reflects compensation cost under SFAS No. 123 only for options granted for the year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period and compensation cost under SFAS No. 123 for options granted prior to July 1, 1995 is not considered.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, respectively: dividend yield of 0% for all periods; expected volatility of 50%, 50%, and 50%, risk-free interest rates of 5.97%, 6.4%, and 6.0% and expected lives of 4.74, 4.37, and 4.06 years.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     A summary of the status of the Company's stock options as of June 30, 1995 and 1996, December 31, 1996, and December 31, 1997 and changes during the periods ending on those dates is presented below:

                           JUNE 30, 1995        JUNE 30, 1996      DECEMBER 31, 1996    DECEMBER 31, 1997
                         ------------------   ------------------   ------------------   ------------------
                                  WEIGHTED-            WEIGHTED-            WEIGHTED-            WEIGHTED-
                                   AVERAGE              AVERAGE              AVERAGE              AVERAGE
                         SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE    SHARES   EXERCISE
                         (000)      PRICE     (000)      PRICE     (000)      PRICE     (000)      PRICE
                         ------   ---------   ------   ---------   ------   ---------   ------   ---------
Outstanding at
  beginning of year....    859      $2.22     5,042      $1.72     6,095      $2.21     7,457      $3.60
Granted................  4,283       1.64     1,228       4.30     1,433       9.45     2,141       8.25
Exercised..............     --       0.00      (105)      2.46       (48)      2.02      (926)      2.39
Forfeited..............   (100)      2.51       (70)      3.57       (23)      3.54      (845)      6.60
                         -----                -----                -----                -----
Outstanding at end of
  year.................  5,042       1.72     6,095       2.21     7,457       3.60     7,827       4.69
Options exercisable at
  year-end.............  2,387                3,461                4,140                4,379
Weighted-average fair
  value of options
  granted during the
  year.................  $1.16                $3.35                $5.95                $4.96

     The following table summarizes information about fixed stock options at December 31, 1997:

                       OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                  ------------------------------                      ------------------------------
                    NUMBER      WEIGHTED-AVERAGE   WEIGHTED-AVERAGE     NUMBER      WEIGHTED-AVERAGE
    RANGE OF      OUTSTANDING      REMAINING           EXERCISE       EXERCISABLE       EXERCISE
 EXERCISE PRICE   AT 12/31/97   CONTRACTUAL LIFE        PRICE          12/31/97          PRICE
----------------  -----------   ----------------   ----------------   -----------   ----------------
$0.875 to 0.875    2,067,000       2.31 years           $0.875         2,057,000         $0.875
2.25 to 3.10       1,995,000       3.98                  2.50          1,574,000          2.46
3.27 to 8.50       1,964,000       5.92                  6.36            526,000          5.67
9.00 to 11.64      1,801,000       6.47                  9.70            222,000          9.37
                   ---------       ----------           ------         ---------         ------
$0.875 to 11.64    7,827,000       4.60                 $4.69          4,379,000         $2.45
                   =========       ==========           ======         =========         ======

     During fiscal years ended June 30, 1995 and 1996, in connection with the Series A-1 and Series B Preferred Stock private placements and related bridge note conversions, warrants for 4,367,078 shares of common stock were issued at prices ranging from $.01 to $3.10. In fiscal 1996, as part of the issuance of the 2005 Notes, detachable warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share were issued. During 1997, as part of the issuance of the Redeemable Preferred Stock due 2008, the Company issued warrants to purchase 6,023,850 shares of Common Stock $7.15 per share. The Company also issued 657,582 warrants to MCIMetro Access Transmission Services, Inc. during 1997. These warrants include certain anti-dilution provisions.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     At December 31, 1997, unexercised warrants outstanding are as follows:

                                                           NUMBER      PRICE PER SHARE
                                                         ----------    ----------------
Series A and Series B Preferred Stock placements.......   1,346,726     $0.01 -- 3.10
2005 Senior Discount Notes offering....................   2,604,207              6.47
Redeemable Preferred Stock due 2008 offering...........   6,023,850              7.15
Other..................................................   1,292,582      0.01 -- 9.86
                                                         ----------     -------------
          Total........................................  11,267,365     $0.01 -- 9.86
                                                         ==========     =============

     The gross proceeds that would be received by the Company on the exercise of all outstanding options and warrants is approximately $108 million.

     The Company's Board of Directors has adopted an Annual Performance Plan, through which it will award its 1997 performance bonuses to management and employees. The Company has accrued approximately $2.9 million in non-cash compensation cost at December 31, 1997, related to the future issuance of up to 213,000 shares of the Company's Common Stock for this purpose.

(8)  BASIC AND DILUTED EARNINGS PER SHARE

     The following tables present the computation of basic and diluted earnings per share as defined under SFAS No. 128:

                                                  FOR THE YEAR ENDED JUNE 30, 1995
                                              -----------------------------------------
                                                INCOME          SHARES        PER SHARE
                                              (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                              -----------    -------------    ---------
Net loss....................................  (14,697,649)
Less: Preferred stock dividends/accretion...   (1,070,985)
                                              -----------
Basic and diluted earnings per share:
  Net loss to common stockholders...........  (15,768,634)     4,771,689        (3.30)

     Convertible Preferred Stock outstanding as of June 30, 1995, convertible into 15,591,563 shares of Common Stock, and options and warrants to purchase 5,042,189 and 3,019,235 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the year ended June 30, 1995 as their inclusion would be anti-dilutive.

                                                  FOR THE YEAR ENDED JUNE 30, 1996
                                              -----------------------------------------
                                                INCOME          SHARES        PER SHARE
                                              (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                              -----------    -------------    ---------
Net loss....................................  (26,782,044)
Less: Preferred stock dividends/accretion...   (3,871,328)
                                              -----------
Basic and diluted earnings per share:
  Net loss to common stockholders...........  (30,653,372)     6,185,459        (4.96)

     Convertible Preferred Stock outstanding as of June 30, 1996, convertible into 17,377,264 shares of Common Stock, and options and warrants to purchase 6,094,814 and 4,367,394 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the year ended June 30, 1996 as their inclusion would be anti-dilutive.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

                                               FOR THE SIX MONTHS ENDED DECEMBER 31, 1996
                                              --------------------------------------------
                                                 INCOME           SHARES        PER SHARE
                                              (NUMERATOR)     (DENOMINATOR)       AMOUNT
                                              ------------    --------------    ----------
Net loss....................................  (34,916,514)
Less: Preferred stock dividends/accretion...   (2,003,630)
                                              -----------
Basic and diluted earnings per share:
  Net loss to common stockholders...........  (36,920,144)      6,733,759         (5.48)

     Convertible Preferred Stock outstanding as of December 31, 1996, convertible into 17,377,264 shares of Common Stock, and options and warrants to purchase 7,457,085 and 4,771,836 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the six months ended December 31, 1996 as their inclusion would be anti-dilutive.

                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                            ------------------------------------------
                                               INCOME          SHARES        PER SHARE
                                            (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                            ------------    -------------    ---------
Net loss..................................  (115,016,427)
Less: Preferred stock
  dividends/accretion.....................   (11,629,712)
                                            ------------
Basic and diluted earnings per share:
  Net loss to common stockholders.........  (126,646,139)    27,233,642        (4.65)

     Options and warrants to purchase 7,827,318 and 11,267,365 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the year ended December 31, 1997 as their inclusion would be anti-dilutive.

(9)  COMMITMENTS AND CONTINGENCIES

  RETIREMENT PLAN

     On February 1, 1996, the Company began sponsoring the American Communications Services, Inc. 401(k) Plan (the "Plan"), a defined contribution plan. All individuals employed on February 1, 1996 were eligible to participate. Participation to all other employees is available after three months of full-time equivalent service. The Company contributions under the Plan are discretionary and may be as much as 6% of an employee's gross compensation subject to certain limits. Total expense under the Plan amounted to approximately $30,000, $95,000, and $1,580,000 for the year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997, respectively.

  LEGAL PROCEEDINGS

     A former employee of ACSI has initiated litigation against the Company for damages in excess of $5 million, and the right to exercise options to purchase 100,000 shares of Common Stock at $4.25 per share. The lawsuit alleges four different counts: breach of contract; breach of the covenant of good faith and fair dealing; negligent misrepresentation; and specific performance. The Company believes it has meritorious defenses to this complaint and intends to defend this lawsuit vigorously.

     The Company is a party to certain litigation and regulatory proceedings arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

(10)  LEASES

     The Company is obligated under various noncancelable operating leases for office and node space, telecommunications equipment, and office furniture. The minimum future lease obligations under these noncancelable operating leases as of December 31, 1997 are approximately as follows:

                  YEAR ENDING DECEMBER 31,                      AMOUNT
                  ------------------------                    -----------
1998........................................................  $10,466,000
1999........................................................   10,638,000
2000........................................................    9,075,000
2001........................................................    6,393,000
2002........................................................    6,416,000
Thereafter..................................................   13,983,000
                                                              -----------
                                                              $56,971,000
                                                              ===========

     Rent expense for the years ended June 30, 1995 and 1996, the six months ended December 31, 1996, and the year ended December 31, 1997 was approximately $200,000, $1,166,000, $1,700,000, and $6,111,000, respectively.

(11)  RELATED-PARTY TRANSACTIONS

     Effective July 1, 1994, the Company engaged SGC Advisory Services, Inc. ("SGC") as a financial and business consultant for three years. SGC is an affiliate of a former director of the Company. Pursuant to the agreement, the Company will compensate SGC as follows: (1) a monthly fee of $5,000; and (2) options to purchase up to 50,000 shares of the Company's Common Stock which vested on July 1, 1997, and are exercisable on or before July 1, 1999. During the term of the agreement, SGC earned a credit for the full exercise price of those options.

(12)  INCOME TAXES

     Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                              JUNE 30,     DECEMBER 31,   DECEMBER 31,
                                                1996           1996           1997
                                             -----------   ------------   ------------
Deferred tax assets:
  Capitalized start-up and other costs.....  $ 3,733,898   $ 3,972,981    $        --
  Stock options -- noncash compensation....    3,848,128     4,085,146      3,681,305
  Net operating loss carryforwards.........    8,791,091    23,659,463     72,279,998
  Bond discounts...........................    3,390,071     7,651,263     17,195,346
  Other accrued liabilities................      496,634       964,786        940,269
                                             -----------   -----------    -----------
Total gross deferred assets................   20,259,822    40,333,639     94,096,918
  Less: valuation allowance................   18,304,754    31,990,518     81,050,070
                                             -----------   -----------    -----------
Net deferred tax assets....................    1,955,068     8,343,121     13,046,848
Deferred tax liabilities -- fixed assets
  depreciation and amortization............    1,955,068     8,343,121     13,046,848
                                             -----------   -----------    -----------
Net deferred tax assets (liabilities)......  $        --   $        --    $        --
                                             ===========   ===========    ===========

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

     The net change in the total valuation allowance for the year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997 was an increase of $10,013,374, $13,685,764, and $49,059,552, respectively.
The valuation allowances at June 30, 1996 and December 31, 1996 and 1997 are a result of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The utilization of the tax benefits associated with net operating losses of approximately $184 million at December 31, 1997 is dependent upon the Company's ability to generate future taxable income. The net operating loss carryforward period expires commencing in 2008 through the year 2012. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of the net operating loss carryforward may have occurred.

     No income tax provision has been provided for the year ended June 30, 1996, the six months ended December 31, 1996, and the year ended December 31, 1997 as the aforementioned deferred tax assets have provided no tax benefit.

(13)  ACQUISITIONS

     On January 17, 1997, the Company acquired 100% of the outstanding capital stock of CyberGate, Inc. in exchange for 1,030,000 shares of common stock plus up to an additional 150,000 shares if certain performance goals are achieved for an aggregate purchase price of approximately $8.8 million. CyberGate, a Florida based ISP, delivers high-speed data communications services. The acquisition has been accounted for using the purchase method and, therefore, the Company's consolidated financial statements include the results of operations of CyberGate from the date of acquisition. The purchase price of $8,755,000 plus transaction expenses of approximately $500,000 has been allocated to assets and liabilities acquired based on their fair values and goodwill of approximately $8,400,000 has been recorded. The goodwill is being amortized on a straight line basis over a ten year period.

     On October 3, 1997, the Company acquired the customers and receivables of NetRunner, Inc., a Florida based ISP. In conjunction with this acquisition, the Company placed 181,871 shares of the Company's Common Stock in escrow. As of December 31, 1997, 51,166 of these shares had been released. The Company recorded an intangible asset of approximately $685,000, which is being amortized over 18 months.

(14)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments:

  CASH AND CASH EQUIVALENTS

     The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

     The Company's short- and long-term debt securities are carried at fair market value as determined by quoted market prices.

  LETTERS OF CREDIT

     The fair value of the letters of credit is based on fees currently charged for similar agreements.

                     AMERICAN COMMUNICATIONS SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      JUNE 30, 1995 AND 1996 AND DECEMBER 31, 1996 AND 1997 -- (CONTINUED)

  LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

     The fair value of the Company's long-term debt and redeemable preferred stock is estimated based on the quoted market prices for the same or similar issues if available or based on the present value of expected cash flows at rates currently available to the Company for borrowings with similar terms.

     The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 were:

                                                         CARRYING       ESTIMATED
                                                          VALUE         FAIR VALUE
                                                       ------------    ------------
Cash and cash equivalents (including restricted
  cash)..............................................  $332,737,445    $332,737,445
Letters of credit....................................            --          15,000
Redeemable preferred stock...........................   205,159,653     242,625,000
Long-term debt.......................................   461,285,177     539,500,000
                                                       ============    ============