Form 10-Q
period 1998-03-31
E SPIRE COMMUNICATIONS INC
filed 1998-05-15
CIK 932140

============================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 1998 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES  EXCHANGE ACT OF 1934 For the transition period from __________ to
                                   ----------

                         COMMISSION FILE NUMBER 0-25314

                          e.spire COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                               Delaware 52-1947746 (State or other (I.R.S.
                            jurisdiction of Employer
                         incorporation or Identification
                               organization) No.)

           133 National Business Parkway, Annapolis Junction, MD 20701 (Address of principal executive offices)

                                 (301) 361-4200
              (Registrants' telephone number, including area code)

          American Communications Services, Inc., 131 National Business
               Parkway, Annapolis Junction, MD 20701
              (Former name,former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 8, 1998, Common Stock, Par Value $0.01 -- 46,463,723

==============================================================================-
                          e.spire COMMUNICATIONS, INC.

                                  FORM 10 -- Q

                                      INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Balance Sheets --
March 31, 1998 (unaudited) and December 31,
1997                                                                 3
Condensed Consolidated Statements of
Operations -- Three Months Ended March 31,
1998 and 1997 (unaudited)                                            4
Condensed Consolidated Statements of Cash Flows --
Three Months Ended March 31, 1998 and 1997
(unaudited)                                                          5
Notes to Unaudited Condensed Consolidated
  Interim Financial Statements                                       6
Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations                                                   8
PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                           12
Item 2. Changes in Securities                                       12
Item 6. Exhibits and reports on Form 8-K                            12
Signatures......................................................... 13
Index of Exhibits.................................................. 14

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- Financial Statements
                          e.spire COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                   March 31,        December 31,
                                                      1998              1997
                                                -------------     --------------
                                                 (unaudited)
                                     ASSETS
Current Assets:
 Cash and cash equivalents                           $216,651          $260,837
 Restricted cash and investments                       27,107            26,526
 Trade accounts receivable, net                        21,353            15,514
 Other current assets                                   3,852             6,127
                                                -------------     --------------
  Total current assets                                268,963           309,004
                                                -------------     --------------

Networks, equipment and furniture, gross              337,356           282,152
 Less: accumulated depreciation and amortization      (38,958)          (31,675)
                                                -------------     --------------
                                                      298,398           250,477
Deferred financing fees,
 net of accumulated amortization of
 $4,413 and $3,649 at March 31, 1998
 and December 31, 1997, respectively                   37,749            25,031
Intangible assets,
 net of accumulated amortization of
 $980 and $776 at March 31, 1998
 and December 31, 1997, respectively                    7,928             8,132
Restricted cash and investments                        30,250            45,375
         Other assets                                     822               876
                                                -------------     --------------
              Total assets                           $644,110          $638,895

                                                =============     ==============

                   LIABILITIES, REDEEMABLE STOCK AND OPTIONS,
                       AND STOCKHOLDERS' DEFICIT
Current Liabilities:
 Notes payable - current portion                    $    875         $     438
 Accounts payable                                     21,292            18,308
 Accrued interest                                      6,471            13,360
 Accrued employee costs                                1,553             2,353
 Lease obligation                                      3,936                 0
 Other accrued liabilities                             5,870             2,311
                                                -------------     --------------
   Total current liabilities                          39,997            36,770
                                                -------------     --------------
Long Term Liabilities
 Notes payable, less current portion                 467,290           460,848
 Other long-term liabilities                           1,895               474
 Lease obligation                                     23,668                 0
                                                -------------     --------------
   Total liabilities                                 532,850           498,092
                                                -------------     --------------

Redeemable stock and options:
 Redeemable options                                    1,000             1,000
 14 3/4% Redeemable Preferred Stock due 2008          58,717            55,060
 12 3/4% Junior Redeemable Preferred Stock
   due 2009                                          154,935           150,099
                                                -------------     --------------
   Total redeemable stock and options                214,652           206,159

Stockholders Equity:
 Common Stock, $0.01 par value,
   75,000,000 shares authorized,
   38,192,722 and 37,219,419 shares,
   respectively issued and outstanding                   380               372
 Additional paid-in capital                          125,779           131,728
 Accumulated deficit                                (229,551)         (197,456)
                                                -------------     --------------
  Total stockholders' deficit                       (103,392)          (65,356)
                                                -------------     --------------

Total liabilities, redeemable stock
  and options and stockholders'
  deficit                                           $644,110         $ 638,895
                                                =============     ==============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     ($ in thousands, except per share data)

                                          For the three months ended March 31,
                                         --------------------------------------
                                                1998                 1997
                                         ----------------    ------------------
                                                      (unaudited)
Revenues                                       $  27,469         $  8,177

Operating Expenses
  Network, development and operations             19,253            8,669
  Selling, general and administrative             19,806           13,925
  Non-cash compensation expense                    1,633              239
  Depreciation and amortization                    8,251            4,118
                                         ----------------    ------------------
   Total Operating Expenses                       48,943           26,951

Loss from Operations                             (21,474)         (18,774)

Non-operating income/expenses
Interest and other income                         (4,376)            (884)
Interest and other expense                        14,997            6,133
                                         ----------------    ------------------

Net loss                                         (32,095)         (24,023)

Preferred stock dividends/accretion                8,493              989
                                         ----------------    ------------------

Net loss to common stockholders                $ (40,588)        $(25,012)
                                         ================    ==================

Basic and Diluted Loss per Share               $   (1.08)        $  (3.19)
                                         ================    ==================

Average number of common/common
equivalent shares outstanding                 37,709,282        7,852,467
                                         ================    ==================

See accompanying notes to unaudited condensed consolidated interim financial statements.

                          e.spire COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                           For the three months ended March 31,
                                                       1998             1997
                                                  ------------   -------------
                                                          (unaudited)
Cash flows from operating activities
 Net Loss                                          $ (32,095)        $ (24,023)
  Adjustments to reconcile net loss
  to net cash used in operating activities
   Depreciation and amortization                       7,487             4,118
   Interest deferral and accretion                     6,881             6,133
   Amortization of deferred financing fees               764               -
   Noncash compensation, consultants
    and other expenses                                 1,633               239
  Changes in operating assets and liabilities:
    Restricted cash related to operating
      activities                                         -              (2,028)
    Trade accounts receivable                         (5,839)           (1,733)
    Other current assets                               2,275               227
    Other assets                                          54               398
    Accounts payable                                   2,984            (4,595)
    Other accrued liabilities                         (3,724)            2,127
                                                --------------   --------------
 Net cash used in operating activities               (19,580)          (19,137)

Cash flows from investing activities
  Purchase of furniture and equipment                 (6,992)           (1,893)
  Network development costs                          (20,608)          (37,382)
                                                --------------   --------------
 Net cash used in investing activities               (27,600)          (39,275)

Cash flows from financing activities
  Payment of deferred financing fees                 (13,482)           (3,000)
  Restricted cash related to financing
   activities                                         14,544                -
  Other financing activities, net                      1,932               946
                                                --------------   --------------
 Net cash provided by (used for)
    financing activities                               2,994            (2,054)

Net decrease in cash & cash equivalents              (44,186)          (60,466)
Cash and cash equivalents
  - beginning of period                              260,837            78,619
                                                --------------   --------------
Cash and cash equivalents
  - end of period                                 $  216,651         $  18,153
                                                ==============   ==============

Supplemental disclosure of cash flow information
  Interest paid                                   $   14,453         $     -
  Assets acquired under capital lease             $   27,604         $     -
  Accrual of stock bonuses                        $    1,009         $     -
  Dividends declared with preferred stock         $       -          $    989
  Increase in goodwill                            $       -          $ (8,131)

See accompanying notes to unaudited condensed consolidated interim financial statements.

                          e.spire COMMUNICATIONS, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

Note 1: Basis of Presentation

    The consolidated financial statements include the accounts of e.spire Communications, Inc. ("e.spire" or the "Company") and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    The consolidated balance sheet as of March 31, 1998, the consolidated statements of earnings for the three months ended March 31, 1998 and 1997, and the consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented, have been made. Certain amounts in the consolidated statements have been reclassified to conform to the 1998 presentation. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's 1997 annual report to shareholders.


Note 2: Significant Accounting Policies

Restricted Cash and Investments

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $1,213,000 and $4,370,000 at March 31, 1998 and 1997, respectively. The face amount of all bonds and letters of credit is approximately  $6,315,000  and  $7,372,000  as  of  March  31,  1998  and  1997,
respectively. In addition, the Company currently has approximately $56,144,000 in an escrow account to be used to fund the next four interest payments of its 13 3/4 percent senior notes due 2007. Approximately $27,108,000 of the escrow account is classified as current. The escrow account is invested in cash equivalents consisting of government and commercial securities.

    Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's short- and long-term debt securities and marketable equity securities are accounted for at market value. The fair market value of short- and long-term investments is determined based on quoted market prices. The Company's marketable securities have been classified as available for sale and are recorded at current market value with an offsetting adjustment to stockholders' equity (deficit). At March 31, 1998 and 1997, fair market value approximated amortized cost.

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

     The Company provides services to certain Internet Service Providers (ISPs). Such companies operate in a highly competitive and uncertain environment. Approximately 15% of the Company's revenues for the three months ended March 31, 1998 was attributed to these companies. At March 31, 1998, the Company had trade accounts receivable of $5.3 million from ISPs. At March 31, 1998, the Company also has equipment with a carrying value of approximately $13.5 million that is dedicated to providing service to these ISPs. The Company believes that, if necessary, this equipment could be redeployed throughout the Company's data network.

     The Company has recorded revenues of approximately $2.4 million in the first three months of 1998 for reciprocal compensation relating to the transport and termination of Internet traffic for incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. These ILECs have not paid and have disputed these charges based on the belief that such charges are not local traffic as defined by the various agreements. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC). To date, there have been no unfavorable final rulings by any state public utility commission in a state in which the Company provides switched services or the FCC that would indicate that calls placed by end users to ISPs would not qualify as local traffic subject to the payment of reciprocal compensation. At March 31, 1998, the Company had approximately $4.0 million in trade accounts receivable related to these interconnection agreements.

Note 3: Financing Activities

     To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

Note 4: New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income." FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company adopted the provisions of this Statement in the quarter ended March 31, 1998. The adoption of this statement had no impact in the manner of the presentation of the Company's financial statements as currently or previously reported.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis should be read in conjunction with the Company's condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the years ended June 30, 1995 and 1996, for the six months ended December 31, 1996 and the year ended December 31, 1997 included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997.

OVERVIEW

     e.spire Communications, Inc. (formerly American Communications Services, Inc.), formed in 1993, seeks to be a leading facilities-based Integrated Communications Provider ("ICP") to businesses primarily in major markets in the southern half of the United States. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, Asynchronous Transfer Mode ("ATM") and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, the Company has evolved into an ICP. e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of March 31, 1998, was comprised of 1,314 route miles of fiber in its 32 local networks in 19 states, 44 Newbridge ATM switches, 17 Lucent 5ESS switches and approximately 22,000 backbone long haul miles in its leased coast-to-coast broadband data network.

     With the passage of the federal Telecommunications Act of 1996 (the "Act"), the Company has enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meetthe needs of business end-users, and is expanding its sales, marketing, customercare and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services in late 1996 and long distance services in late 1997. By March 31, 1998, e.spire had sold 71,581 customer access lines, of which 57,653 were installed, representing a significant increase over the 360 access lines sold as of March 31, 1997.

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

                                                                                    Access
                                Operational    Route     Fiber                      Lines     5ESS
 As of Date       Employees       Networks     Miles     Miles   Bldgs     VGE       Sold    Switches
 ------------    -----------     ----------   -------   -------  ------  ---------  ------   --------

 March 31, 1998         834           32       1,314    112,086  1,912  1,059,601   71,581     17
 December 31, 1997      803           32       1,061     92,528  1,604  1,052,698   43,581     16
 September 30, 1997     699           32         977     85,976  1,239    989,285   28,394      9
 June 30, 1997.....     559           31         957     82,693  1,083    886,375    9,177      8
 March 31, 1997....     502           28         908     75,867    858    554,883      360      5
 December 31, 1996.     322           21         697     48,792    595    384,134        0      1
 September 30, 1996     272           19         543     32,774    532    267,894        0      0
 June 30, 1996.....     199           15         386     28,476    216    137,431        0      0
 March 31, 1996....     142           10         200      9,466    133    125,208        0      0

    Employees represent full-time employees of the Company. Operational networks represent networks that are in service and have revenue generating customers. VGE represents voice grade equivalent circuits, a measure of service equivalent to one telephone line actually billed to a customer. Access lines represent business lines providing switched voice services.

REVENUES

    The Company reported an increase in revenues of $19.3 million, or 236%, to $27.5 million for the three months ended March 31, 1998 compared with revenues of $8.2 million for the three months ended March 31, 1997. This increase was primarily attributable to the Company's rapid expansion of its local fiber optic networks into 32 markets, up from 28 markets at March 31, 1997, and the increase in route miles , buildings connected and voice and data switches deployed. As of March 31, 1998, the Company had installed 17 Lucent 5ESS switches, up from 5 Lucent 5ESS switches as of March 31, 1997. In addition, the Company has deployed 44 Newbridge ATM switches over its coast-to-coast data network as of March 31, 1998. Also, access lines sold have increased to 71,581 at March 31, 1998 from 360 at March 31, 1997. For the three months ended March 31, 1998, approximately 31% of the Company's 1998 revenues were derived from special access and dedicated services, approximately 34% from data and Internet services and approximately 35% from switched local and other services. For the three months ended March 31, 1997, approximately 53% of the Company's 1997 revenues were derived from special access and dedicated services and approximately 47% were derived from data and Internet services.

OPERATING EXPENSES

    Network Development and Operations

    Network development and operating expenses for the three months ended March 31, 1998 increased $10.6 million, or 122%, to $19.3 million from $8.7 million for the same period of 1997. Of these amounts, approximately $16.3 million and $5.5 million, respectively, represented the costs of telecommunications services paid to Interexchange Carriers ("IXCs") , ILECs and others for leased telecommunications facilities and services. In addition, approximately $3.0 million and $3.2 million, respectively, represented network related personnel costs. The increase in costs was due primarily to the Company's rapid deployment of operational networks, Lucent 5ESS switches and access lines.

    Selling, General and Administrative

    For the three months ended March 31, 1998, selling, general and administrative expenses increased $5.9 million, or 42%, to $19.8 million from $13.9 million for the same period of 1997. Related personnel costs increased to $5.8 million for the quarter ended March 31, 1998 from $5.4 million for the quarter ended March 31, 1997. Corresponding operating costs increased to $14.0 million for the quarter ended March 31, 1998 from $8.5 million for the quarter ended March 31, 1997. This increase reflected costs associated with the Company's efforts to significantly expand its network support, sales, marketing and administrative staff and facilities.

    Non-Cash Compensation

    Non-cash stock compensation expense increased $1.4 million, or 583%, to $1.6 million for the quarter ended March 31, 1998 from $0.2 million for the quarter ended March 31, 1997. Included in non-cash compensation for 1998 was approximately $0.4 million for the issuance of common stock in connection with 1998 performance bonuses paid in the first quarter.

    Depreciation and Amortization

    Depreciation and amortization expenses increased $4.1 million, or 100%, to $8.3 million for the three months ended March 31, 1998 from $4.1 million for the three months ended March 31, 1997. This increase was due to an increase in capital assets to $336.6 million at March 31, 1998 compared with capital assets of $282.2 million at December 31, 1997 and capital assets of $186.0 at March 31, 1997 as well as an increased amount of network assets placed in service.

    INTEREST AND OTHER INCOME

    Interest and other income increased $3.5 million, or 395%, to $4.4 million for the three months ended March 31, 1998 from $0.9 million for the three months ended March 31, 1997. The increase in interest and other income reflects the increase in earnings from the proceeds received from the 13 3/4% Senior Notes due 2007 (the "2007 Notes"), the 14 3/4% Redeemable Preferred Stock due 2008 (the "14 3/4% Preferred Stock) and the 12 3/4% Junior Redeemable Preferred Stock due 2009 (the "12 3/4% Preferred Stock") which have been invested.

    INTEREST AND OTHER EXPENSE

    Interest and other expense increased $8.9 million, or 145%, to $15.0 million for the three months ended March 31, 1998 from $6.1 million for the three months ended March 31, 1997. The increase reflected the accrual of interest related to the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and 2007 Notes and the Company's increased borrowings under the credit facility with AT&T Credit Corporation.

    EBITDA

    EBITDA increased $2.8 million, or 20%, to ($11.6) million for the three months ended March 31, 1998 from ($14.4) million for the three months ended March 31, 1997. The increase was due to the changes in revenues, network development and operations and selling, general and administrative expense discussed above.

    NET LOSS

    As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $8.1 million, or 33.6%, to $32.1 million for the three months ended March 31, 1998 from $24.0 million for the three months ended March 31, 1997. Further, net loss to common stockholders increased $15.6 million, or 62%, from $25.0 million for the same period, due to the increase in preferred stock dividends and accretion during 1998. This increase is primarily attributable to the issuance of 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services as well as the continued development, construction, expansion, operation and potential acquisition of networks, will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. On April 3, 1998, the Company completed an offering of 8,100,000 shares of Common Stock (the "April 1998 Offering"). Of the 8,100,000 shares of Common Stock offered, 7,502,418 were sold by the Company and 597,582 were sold by various selling stockholders. The net proceeds to the Company were approximately $130 million from the sale of the 7,502,418 shares. Including the April 1998 Offering, the Company has raised approximately $775 million from debt and equity financings. The Company estimates that for 1998, capital required for expansion of its infrastructure and services and to fund negative cash flow will be approximately $200 million. At March 31, 1998, the Company had approximately $211.4 million of cash and cash equivalents available for such purposes. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisition or arrangement that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and may also require that the Company obtain the consent of its debt holders.

    On February 26, 1998, the Company paid approximately $10.3 million to effect amendments (the "Amendments") to the indentures under which three classes of its outstanding debt securities were issued. The Amendments revised certain covenants in the indentures which significantly limited the ability of the Company and its subsidiaries to incur additional indebtedness or make certain investments or acquisitions. The limitations on indebtedness contained in the indentures were amended to provide an alternative test permitting the incurrence of additional indebtedness based on a debt to capital ratio test, and increased the amount of unrestricted indebtedness that the Company can incur. The
Amendments also permit the incurrence of indebtedness solely for the construction, acquisition, and improvement of telecommunications assets, subject to certain limitations.

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

   On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital leases totaling $27,604,000.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements concerning the continued development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures and regulatory reform, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.1 to the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1997 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

PART II

OTHER INFORMATION

ITEM 1 -- Legal Proceedings

    e.spire's former Chief Financial Officer, Harry J. D'Andrea, initiated litigation against the Company in the Circuit Court of Maryland for Anne Arundel County. The lawsuit alleges four different counts: breach of contract; breach of the covenant of good faith and fair dealing; negligent misrepresentation; and specific performance. D'Andrea seeks damages in excess of $5,000,000, and the right to exercise options to purchase 100,000 shares of Common Stock at $4.25 per share. The litigation currently is in the discovery stage, and a trial date has been scheduled for July 1998. The Company believes it has meritorious defenses to the complaint and intends to defend this lawsuit vigorously.

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

ITEM 2 -- Changes in Securities

    On April 3, 1998, the Company completed the offering of 8,100,000 shares of Common Stock. Of the 8,100,000 shares of Common Stock offered, 7,502,418 were sold by the Company and 597,582 were sold by various selling stockholders. The net proceeds to the company were approximately $130 million from the sale of the 7,502,418 shares.

    On March 31, 1998, the Company issued additional warrants to MCI to purchase 22,921 shares of the Company's Common Stock at $16.88 per share. The shares were issued in connection with the March 6, 1997 agreement between the Company and MCImetro in which MCI named e.spire as its preferred local provider for dedicated and transport services in 21 e.spire markets for at least a five year period.

ITEM 5 -- Other Information

     On April 15, 1998, the Company announced that it had changed its name from American Communications Services, Inc. (ACSI) to e.spire Communications, Inc.

ITEM 6 -- Exhibits and Reports On Form 8-K

(a)  Exhibits

 Exhibit
 Number       Description

   11         Statement re computation of per share earnings
   27         Financial Data Schedule
   99         Supplemental Financial Information

(b) Reports on Form 8-K

     (a) On January 8, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to January 16, 1998.
     (b) On January 20, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to January 23, 1998.
     (c) On January 20, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing that the Company had entered into a Loan and Security Agreement with AT&T Commercial Finance Corporation.
     (d) On January 26, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to January 27, 1998.
     (e) On January 28, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to February 2, 1998.
     (f) On February 3, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the extension of its offer to exchange its 13 3/4% Senior Notes due 2007 to February 3, 1998.
     (g) On March 17, 1998, the Company filed with the SEC a Current Report on Form 8-K announcing the filing of Amendment No. 1 to a Registration Statement on Form S-3 filed on March 2, 1998 (File Number 333-47155) relating to the sale of shares of its common stock, par value $0.01.
     (h) On April 14, 1998, the Company filed with the SEC a Current Report on Form 8-K, announcing the filing of a Certificate of Ownership and Merger with the Secretary of State of Delaware on April 13, 1998, merging e.spire Communications, Inc., a wholly-owned subsidiary, into the Company, in accordance with the provisions of Sections 103 and 253 of the General Corporation Law of the State of Delaware (the "Merger"). At the effective time of the Merger, the name of the surviving corporation was changed to e.spire Communications, Inc.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                e.spire Communications, Inc.
                                                ----------------------------
                                  (Registrant)



                                         /s/ JACK E. REICH
                                         -----------------
                                         Jack E. Reich,
May 15, 1998                             President and Chief Executive Officer

                                        /s/ DAVID L. PIAZZA
                                        -------------------
                                        David L. Piazza
May 15, 1998                            Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NO.           DESCRIPTION                                           PAGE NO.

11            Statement re: computation
              of per-share earnings (loss)                            E-1
27            Financial Data Schedules                                E-2
99            Supplemental Financial Information                      E-3