Form 10-Q
period 1998-06-30
E SPIRE COMMUNICATIONS INC
filed 1998-08-12
CIK 932140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended: June 30, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to  __________

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

                                 (301) 361-4200
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 4, 1998, Common Stock, Par Value $0.01 -- 47,568,046
                          e.spire COMMUNICATIONS, INC.

                                  FORM 10 -- Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets -- June 30, 1998 (unaudited)
          and December 31, 1997                                               3

         Condensed Consolidated Statements of Operations --
          Three and Six Months Ended June 30, 1998 and 1997 (unaudited)       4

         Condensed Consolidated  Statements of Cash Flows -- Six
          Months Ended June 30, 1998 and 1997 (unaudited)                     5

         Notes to Unaudited Condensed Consolidated Interim
          Financial Statements                                                6

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                               8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk          12

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                   14
Item 2.  Changes in Securities                                               14
Item 4.  Submission of Matters to a Vote of Security Holders                 15
Item 5.  Other Information                                                   16
Item 6.  Exhibits and reports on Form 8-K                                    16
Signatures.................................................................. 17
Index of Exhibits........................................................... 18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- Financial Statements
                          e.spire COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                    June 30,        December 31,
                                                      1998              1997
                                                -------------     --------------
                                                 (unaudited)
                                     ASSETS
Current Assets:
 Cash and cash equivalents                         $294,581           $260,837
 Restricted cash and investments                     29,213             26,526
 Trade accounts receivable, net                      28,638             15,514
 Other current assets                                 4,797              6,127
                                               -------------     --------------
  Total current assets                              357,229            309,004
                                               -------------     --------------

 Networks, equipment and furniture, gross           397,459            282,152
  Less: accumulated depreciation
        and amortization                            (48,192)           (31,675)
                                               -------------     --------------
                                                    349,267            250,477
 Deferred financing fees,
   net of accumulated amortization of
    $5,405 and $3,649 at June 30, 1998
    and December 31, 1997, respectively             37,155             25,031
 Intangible assets,
   net of accumulated amortization of
    $1,182 and $776 at June 30, 1998
    and December 31, 1997, respectively              7,499              8,132
 Restricted cash and investments                    30,250             45,375
 Other assets                                        1,042                876
                                               -------------     --------------
  Total assets                                 $   782,442         $  638,895
                                               =============     ==============

                   LIABILITIES, REDEEMABLE STOCK AND OPTIONS,
                            AND STOCKHOLDERS' DEFICIT
 Current Liabilities:
  Notes payable - current portion              $     1,312         $      438
  Accounts payable                                  29,231             18,308
  Accrued interest                                  14,907             13,360
  Accrued employee costs                             2,093              2,353
  Lease obligation                                   7,353                  0
  Other accrued liabilities                          6,106              2,311
                                               -------------     --------------
   Total current liabilities                        61,002             36,770
                                               -------------     --------------
  Long Term Liabilities:
   Notes payable, less current portion             474,082            460,848
   Other long-term liabilities                       1,956                474
   Lease obligation                                 23,596                  0
                                               -------------     --------------
    Total liabilities                              560,636            498,092
                                               -------------     --------------

  Redeemable stock and options:
  Redeemable options                                     0              1,000
  14 3/4% Redeemable Preferred Stock due 2008       62,272             55,060
  12 3/4% Junior Redeemable Preferred Stock
    due 2009                                       159,987            150,099
                                               -------------     --------------
   Total redeemable stock and options              222,259            206,159

  Stockholders' Deficit:
   Common Stock, $0.01 par value,
    125,000,000 shares authorized,
    47,385,349 and 37,219,419 shares,
    respectively, issued and outstanding               474                372
   Additional paid-in capital                      261,069            131,728
   Accumulated deficit                            (261,996)          (197,456)
                                               -------------     --------------
    Total stockholders' deficit                       (453)           (65,356)
                                               -------------     --------------


 Total liabilities, redeemable stock
  and options and stockholders' deficit         $  782,442         $  638,895
                                               =============     ==============

  See accompanying notes to unaudited condensed consolidated interim financial statements.


                                      e.spire COMMUNICATIONS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($ in thousands, except per share data)


                                            For the three months ended        For the six months ended
                                                     June 30,                         June 30,
                                           ------------------------------   ------------------------------
                                               1998            1997             1998            1997
                                           --------------  --------------   --------------  --------------
                                                    (unaudited)                      (unaudited)

Revenues                                     $    35,752       $  11,616        $  63,221       $  19,793

Operating Expenses
      Network, development and operations         24,344          10,400           43,597          19,640
      Selling, general and                        21,648          14,851           41,454          28,205
      administrative
      Non-cash compensation expense                1,794             584            3,427             823
      Depreciation and amortization                9,777           5,339           17,383           9,457
                                           --------------  --------------   --------------  --------------
Total Operating Expenses                          57,563          31,174          105,861          58,125

Loss from Operations                            (21,811)        (19,558)         (42,640)        (38,332)

Non-operating income/expenses
      Interest and other income                  (5,615)           (194)          (9,991)         (1,078)
      Interest and other expense                  16,249           6,288           31,891          12,421
                                           --------------  --------------   --------------  --------------

Net loss                                        (32,445)        (25,652)         (64,540)        (49,675)

Preferred stock dividends/accretion               8,607             106           17,100           1,095
                                           --------------  --------------   --------------  --------------

Net loss to common stockholders              $  (41,052)      $ (25,758)      $  (81,640)      $ (50,770)
                                           ==============  ==============   ==============  ==============

Basic and Diluted Loss per Share             $    (0.91)      $   (0.92)      $    (1.97)      $   (2.82)
                                           ==============  ==============   ==============  ==============

Average number of common/common
  equivalent shares outstanding               45,281,794      28,025,238       41,495,538      17,994,161
                                           ==============  ==============   ==============  ==============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                             For the six months ended June 30,
                                                   1998               1997
                                             --------------     ---------------
                                                      (unaudited)

Cash flows from operating activities
Net Loss                                        $ (64,540)          $  (49,675)
Adjustments to reconcile net loss
 to net cash used in operating activities:
  Depreciation and amortization                    17,383                9,456
  Interest deferral and accretion                  14,108               12,239
  Amortization of deferred financing fees           1,756                  474
  Noncash compensation                              3,427                  823
  In-kind revenue                                  (4,606)                   -
  Changes in operating assets and liabilities:
     Restricted cash related to operating
      activities                                         -              (2,814)
     Trade accounts receivable                    (13,124)              (4,224)
     Other current assets                           1,330                 (259)
     Other assets                                    (166)                 365
     Accounts payable                              10,923               (4,162)
     Other accrued liabilities                      4,234                  965
                                            --------------      ---------------
Net cash used in operating activities             (29,275)             (36,812)

Cash flows from investing activities
 Networks, equipment and furniture                (79,752)             (73,213)
                                            --------------      ---------------
  Net cash used in investing activities           (79,752)             (73,213)

Cash flows from financing activities
 Issuance of common stock                         135,227               40,702
 Payment of deferred financing fees               (14,669)              (3,299)
 Restricted cash related to financing
  activities                                       12,438                    -
 Exercise of warrants, options and other            9,775                2,502
                                            --------------      ---------------
 Net cash provided by financing
  activities                                      142,771               39,905

 Net increase (decrease) in cash
   and cash equivalents                            33,744             (70,120)
 Cash and cash equivalents
   - beginning of period                          260,837               78,619
                                             --------------    ----------------
 Cash and cash equivalents - end of period    $   294,581         $      8,499
                                              ==============    ================

Supplemental disclosure of cash flow information
  Interest paid                              $     14,453         $         -
  Assets acquired under capital lease        $     37,045         $         -
  Accrual of stock bonuses                   $      1,859         $         -
  Dividends declared with preferred stock    $          -         $      1,095
  Increase in goodwill                       $          -         $     (8,119)

See accompanying notes to unaudited condensed consolidated interim financial statements.

                          e.spire COMMUNICATIONS, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

Note 1: Basis of Presentation

    The  condensed consolidated  financial  statements  include  the  accounts
of e.spire Communications,   Inc.   ("e.spire"  or  the  "Company")  and  its
wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

    The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and six months ended June 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the six months ended
June 30, 1998 and 1997 have been prepared by the Company,  without audit. In the
opinion  of  management,   all  adjustments,   which  include  normal  recurring
adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998, and for all periods presented, have been made. Certain amounts in the 1997 consolidated statements have been reclassified to conform to the 1998 presentation. Operating results for the three and six months ended June 30, 1998 are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.


Note 2: Significant Accounting Policies

Restricted Cash and Investments

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $1,213,000 at June 30, 1998 and $1,223,000 at December 31, 1997. The face amount of all bonds and letters of credit is approximately $6,769,000 as of June 30, 1998 and $6,300,000 as of June 30, 1997.
In addition, as of June 30,1998, the Company currently has approximately $58,244,000 in an escrow account to be used to fund the next four interest payments of its 13 3/4 percent senior notes due 2007. Approximately $27,994,000 of the escrow account is classified as current. The escrow account is invested in cash equivalents consisting of government and commercial securities.

    Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, the Company's short- and long-term debt securities and marketable equity securities are accounted for at market value. The fair market value of short- and long-term investments is determined based on quoted market prices. The Company's marketable securities have been classified as available for sale and are recorded at current market value with an offsetting adjustment to stockholders' equity (deficit). At June 30, 1998 and December 31, 1997, fair market value approximated amortized cost.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Risks and Uncertainties

     The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that service the Company's markets. The loss of any one of these customers could have an adverse material impact on the Company's results of operations.

     The Company provides services to certain Internet Service Providers (ISPs). Such companies operate in a highly competitive and uncertain environment. Approximately 7% and 11% of the Company's revenues for the three and six months ended June 30, 1998 was attributed to these companies. At June 30, 1998, the Company had trade accounts receivable of $4.7 million from ISPs. At June 30, 1998, the Company also had equipment with a carrying value of approximately $13.3 million that is dedicated to providing service to these ISPs. The Company believes that, if necessary, this equipment could be redeployed throughout the Company's data network.

     The Company has recorded revenues of approximately $4.1 million and $6.6 million for the three and six months ended June 30, 1998 for reciprocal compensation relating to the transport and termination of Internet traffic for incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. To date, one ILEC has begun to make payments, and three ILECs have agreed to pay these amounts subject to record verifications pursuant to the governing interconnection agreements with the Company. Historically, these ILECs have not paid and have disputed these charges based on the belief that such charges are not local traffic as defined by the various agreements. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC). To date, there have been no unfavorable final rulings by any state public utility commission in a state in which the Company provides switched services or the FCC that would indicate that calls placed by end users to ISPs would not qualify as local traffic subject to the payment of reciprocal compensation. At June 30, 1998, the Company had approximately $8.2 million in trade accounts receivable related to these interconnection agreements.

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

     In June 1997, the FASB issued Statement No. 131, Disclosures About Segments of an Enterprise and Related Information (SFAS 131). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

     On March 4, 1998, the American Institute of Certified Public Accountants Issued Statement of Position 98-1 (SOP), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This SOP provides guidance on capitalizing certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

     In April 1998, the Accounting Standards Executive Committee (AcSEC) of the AICPA issued Statement of Position (SOP) 98-5, Reporting on the Costs of Start-up Activities (SOP 98-5). This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 31, 1998. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

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

OVERVIEW

     e.spire Communications, Inc. (formerly American Communications Services, Inc.), formed in 1993, seeks to be a leading facilities-based Integrated Communications Provider ("ICP") to businesses primarily in major markets in the southern half of the United States. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, Asynchronous Transfer Mode ("ATM") and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, the Company has evolved into an ICP. e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of June 30, 1998, was comprised of 1,433 route miles of fiber in its 32 local networks in 19 states, 44 Newbridge ATM switches, 17 Lucent 5ESS switches and approximately 22,000 backbone long haul miles in its leased coast-to-coast broadband data network.

     With the passage of the federal Telecommunications Act of 1996 (the "Act"), the Company has enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services in late 1996 and long distance services in late 1997. As of June 30, 1998, e.spire had sold 96,405 customer access lines, of which 85,633 were installed, representing a significant increase over the 9,177 access lines sold as of June 30, 1997.

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

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in revenues of $24.1 million, or 208%, to $35.8 million for the three months ended June 30, 1998 compared with revenues of $11.6 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, revenues increased by $43.4 million, or 219%, to $63.2 million from $19.8 million for the same period of 1997.

    The increases in revenues were primarily attributable to the Company's greater presence and expansion in its 32 local fiber optic networks which is up from 31 markets at June 30, 1997. The increase is also attributable to the increase in route miles , buildings connected and voice and data switches deployed as well as revenues from ACSI Network Technologies as described below. As of June 30, 1998, the Company had installed 17 Lucent 5ESS switches, up from 8 Lucent 5ESS switches as of June 30, 1997. In addition, the Company has deployed 44 Newbridge ATM switches over its coast-to-coast data network as of June 30, 1998. Also, access lines sold have increased to 96,405 at June 30, 1998 from 9,177 at June 30, 1997.

    For the three months ended June 30, 1998 and 1997, approximately 41% and 43%, respectively, of the Company's revenues were derived from network services, approximately 30% and 43% respectively, from data and Internet services and approximately 29% and 14%, respectively, from switched local and other services. For the six months ended June 30, 1998 and 1997, approximately 39% and 47%, respectively of the Company's revenues were derived from network services, approximately 32% and 44%, respectively, were derived from data and Internet services and approximately 30% and 9%, respectively, from switched local and other services. The increase in switched revenue reflects the Company's expansion of its facilities-based infrastructure and the Company's continued sales and marketing efforts. Included in the network services category of revenues are high capacity dedicated and special access services, and revenues from ACSI Network Technologies for construction contracts and long term leases of high capacity systems. For the three and six month periods ended
June 30, 1998, approximately $6.7 million and $8.1 million is included from these contracts, of which $4.6 million and $4.6 million, respectively was derived from a single interexchange carrier.

OPERATING EXPENSES

    Network, Development and Operations

    For the three months ended June 30, 1998 and 1997, network, development and operating expenses increased $13.9 million, or 134%, to $24.3 million from $10.4 million for the same period of 1997. For the six months ended
June 30,  1998, network  development and operating expenses increased
$24.0 million, or 123%, to $43.6 million from $19.6 million for the same period of 1997.

    Included in network, development and operations expense are costs of telecommunications services paid to Interexchange Carriers ("IXCs")
, ILECs  and  others  for  leased
telecommunications facilities, access charges and services. Such costs increased to approximately $21.7 million for the three months ended June 30, 1998 from approximately $7.6 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, these costs increased to approximately $38.0 million from $14.0 million for the same period of 1997. Also, included in network, development and operations expenses are network related personnel costs such as employee salaries and benefits. For the three months ended June 30, 1998 and 1997, these costs were approximately $2.6 million and $2.8 million, respectively. For the six months ended June 30, 1998 and 1997, such costs were approximately $5.6 million.

    The increase in network, development and operations costs was primarily due to the Company's expansion of its facilities-based infrastructure which includes the rapid deployment of operational networks and Lucent 5ESS switches as well as the increase in access lines. Also, the increase was due to costs associated with the Company's construction line of business which were approximately $1.4 million and $1.8 million for the three and six months ended June 30, 1998, respectively.

    Selling, General and Administrative

    For the three months ended June 30, 1998, selling, general and administrative expenses increased $6.8 million, or 36%, to $21.6 million from $14.9 million for the same period of 1997. For the six months ended June 30, 1998, selling, general and administrative expenses increased $13.2 million, or 47%, to $41.4 million from $28.2 million for the same period of 1997.

    Included in selling, general and administrative expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased to $7.6 million for the quarter ended June 30, 1998 from $5.7 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, these costs increased to $15.0 million and $10.5 million, respectively. Also, included in selling, general and administrative expenses are operating costs such as rent, advertising and general administrative and office expenses. These expenses increased to $14.0 million for the quarter ended June 30, 1998 from $9.2 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998 and 1997, these costs increased to $26.4 million from $17.7 million, respectively.

    The increases in selling, general and administrative expense are a result of the Company's efforts to significantly expand its network sales, support, marketing and administrative staff and facilities. A significant portion of this increase is due to an increase in the sales and marketing costs which have increased due to an expanded field sales force aimed at supporting the Company's strategy of building market share through focused customer sales and support.

    Non-Cash Compensation

    Non-cash stock compensation expense increased $1.2 million, or 207%, to $1.8 million for the quarter ended June 30, 1998 from $0.6 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, non-cash stock compensation expense increased $2.6 million, or 316%, to $3.4 million from $0.8 million for the same period of 1997. Included in non-cash compensation for 1998 are accruals for the issuance of common stock in connection with 1998 performance bonuses. In addition, the stock option costs associated with the settlement of a lawsuit with a former executive is included.

    Depreciation and Amortization

    Depreciation and amortization expenses increased $4.5 million, or 83%, to $9.8 million for the three months ended June 30, 1998 from $5.3 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, depreciation and amortization increased by $7.9 million, or 84%, to $17.4 million from $9.5 million for the same period of 1997. These increases were due to an increase in capital assets to $397.5 million at June 30, 1998 compared with capital assets of $282.2 million at December 31, 1997 and capital assets of $219.9 at June 30, 1997 as well as an increased amount of network assets placed in service.

    INTEREST AND OTHER INCOME

    Interest and other income increased $5.4 million, or 2794%, to $5.6 million for the three months ended June 30, 1998 from $0.2 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, interest and other income increased $8.9 million, or 827%, to $10.0 million from $1.1 million for the same period of 1997. The increases in interest and other income reflects the increase in earnings from the proceeds received from the issuance of the 13 3/4% Senior Notes due 2007 (the "2007 Notes"), the 14 3/4% Redeemable Preferred Stock due 2008 (the "14 3/4% Preferred Stock), the 12 3/4% Junior Redeemable Preferred Stock due 2009 (the "12 3/4% Preferred Stock") and the 8,100,000 shares of Common Stock (the "1998 Common Stock Offering") which have been invested.

    INTEREST AND OTHER EXPENSE

    Interest and other expense increased $10.0 million, or 158%, to $16.2 million for the three months ended June 30, 1998 from $6.3 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, interest and other expense increased $19.5 million, or 157%, to $31.9 million from $12.4 million for the same period of 1997. The increase reflected the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the 2007 Notes and the Company's increased borrowings under the credit facility with AT&T Credit Corporation.

    EBITDA

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") increased $3.4 million, or 25%, to ($10.2) million for the three months ended June 30, 1998 from ($13.6) million for the three months ended June 30, 1997. For the six months ended June 30, 1998, EBITDA increased $6.2 million, or 22%, to ($21.8) million from ($28.1) million for the same period of 1997. The increase was due to the changes in revenues, network development and operations and selling, general and administrative expense discussed above.

    NET LOSS

    As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $6.8 million, or 27%, to $32.4 million for the three months ended June 30, 1998 from $25.7 million for the three months ended June 30, 1997. For the six months ended June 30, 1998, net loss increased $14.9 million, or 30%, to $64.5 million from $49.7 million for the same period of 1997. Further, net loss to common stockholders increased $16.8 million, or 65%, to $42.6 million for the three months ended June 30, 1998 from $25.8 million for the same period of 1997, due to the increase in preferred stock dividends and accretion during 1998. For the six months ended June 30, 1998, net loss to common stockholders increased $32.4 million, or 64%, to $83.2 million from $50.8 million for the same period of 1997. These increases are primarily attributable to the issuance of 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    Managements anticipates that the Company's current cash resources are sufficient to fund the Company's negative cash flow and required capital expenditures of the near future. The Company's further development and enhancement of new services as well as the continued development, construction, expansion, operation and potential acquisition of networks, will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. On July 24, 1998, the Company completed a private placement of 10 5/8% Senior Discount Notes due 2008 yielding net proceeds to the Company of approximately $225 million (the "2008 Notes"). The 2008 Notes will accrue to an aggregate principal amount of $375 million by July 2008.
The 2008 Notes will require payment of
cash interest semi-annually in arrears beginning January 1, 2004. As of June 30, 1998, the Company had raised approximately $759 million from debt and equity financings (approximately $978 million after giving pro forma effect to the issuance of the 2008 Notes). The Company estimates that during the calendar year 1998, capital required for expansion of its infrastructure and services and to fund negative cash flow will be approximately $225 million. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisition or arrangement that the Company might consider is likely to require additional equity or debt financing, which the Company will seek to obtain as required and may also require that the Company obtain the consent of its debt holders. There can be no assurance that the Company will be able to secure financings necessary to fund its negative cash flow or any such incremental activities that it may contemplate in the future.

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

    On April 3, 1998, the Company completed the public offering of 8,100,000 shares of
Common Stock at a price of $18.50 per share. 7,502,418 of such shares were issued and sold by the Company and 597,582 of such shares were sold by certain stockholders of the Company. Total net proceeds to the Company from the1998 Common Stock Offering and the exercise of certain options and warrants in connection therewith were approximately $134.2 million.

    On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital leases obligations totaling $27,604,000 being included in liabilities as of June 30, 1998.

    On December 30, 1997, the Company entered into a credit facility with AT&T Capital Corporation ("AT&T") which replaced an existing credit facility with AT&T (the "New AT&T Credit Facility") for the development and construction of fiber optic local networks. The Company has financing commitments for $35.0 million under the New AT&T Credit Facility, of which $35.0 had been borrowed as of December 31, 1997 and June 30, 1998. Payments of interest on borrowings under the New AT&T Credit Facility are payable quarterly, commencing in December 1998.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

 INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

    Information contained herein contains "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified by the use of forward looking terminology such as "believes," "expects," "may," "will," "should," or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements concerning the continued development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures and regulatory reform, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The matters set forth in Exhibit 99.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997 constitute cautionary statements identifying important factors with respect to such forward-looking statements, including risks and uncertainties, that could cause actual results to vary materially from the future results indicated, expressed or implied, in such forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

PART II

OTHER INFORMATION

ITEM 1 -- Legal Proceedings

    On June 19, 1998, the Company completed a settlement with e.spire's former Chief Financial Officer, Harry J. D'Andrea who had initiated litigation against the Company in the Circuit Court of Maryland for Anne Arundel County.

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

ITEM 2 -- Changes in Securities

    At the annual meeting of shareholders on May 13, 1998, the shareholders of the Company approved two proposals to ratify and amend the Certificate of Incorporation: a proposal to increase its authorized shares of common stock from 75,000,000 to 125,000,000 and a proposal to increase its authorized shares of "blank check" preferred stock from 1,500,000 to 3,000,000.

    On May 20, 1998 , Lightwave Spectrum International, Inc. ("LSII") exercised options to purchase 50,000 shares of common stock, $.01 par value, at an exercise price of $4.00 per share. LSII tendered 10,256 shares to the Company as consideration for such exercise, resulting in a net issuance of 39,744 shares of Common Stock. Such shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 set forth in
Section 4(2) of such Act.

    On June 30, 1998, Commonwealth Life Insurance Company (Teamsters-Camden Non-Enhanced) exercised options to purchase 500,000 shares of Common Stock, at
an exercise price of $8.66 per share.   Pursuant to a Letter Agreement dated
December 2, 1997 (the "Letter Agreement"), Louisville Gas & Electric Company ("LG&E"), Camden Asset Management, L.P. ("Camden") and the Company, LG&E agreed to assign and deliver such option to Camden.

ITEM 4 -- Submission of Matters to a Vote of Security Holders

    On May 13, 1998, the Company held its annual meeting of stockholders and seven proposals were considered. All such proposals were approved by the stockholders.

    The first proposal was to elect the eight nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

       Anthony J. Pompliano:              For:     26,414,661        Against: 0
       Edwin M. Banks:                    For:     26,414,661        Against: 0
       Peter C. Bentz:                    For:     26,414,661        Against: 0
       Benjamin P. Giess:                 For:     26,414,661        Against: 0
       George M. Middlemas:               For:     26,414,661        Against: 0
       Christopher L. Rafferty:           For:     26,414,661        Against: 0
       Jack E. Reich:                     For:     26,414,661        Against: 0
       Olivier L. Trouveroy:              For:     26,414,661        Against: 0

    The second proposal was to approve and ratify an amendment to the Company's Certificate of Incorporation to increase its authorized shares of common stock from 75,000,000 to 125,000,000. The following is a breakdown of the vote on such matter.

 Abstained      For                       Against              Broker Non-Votes
 200            26,409,600                4,861                0

    The third proposal was to approve and ratify an amendment to the Company's Certificate of Incorporation to increase its authorized shares of preferred stock from 1,5000,000 to 3,000,000. The following is a breakdown of the vote on such matter.

 Abstained      For                       Against              Broker Non-Votes
 200            25,948,300                466,161              0

    The fourth proposal was to approve and ratify an amendment to the Company's 1994 Stock Option Plan, as amended, to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan from 5,000,000 to 11,000,000. The following is a breakdown of the vote on such matter.

 Abstained      For                       Against              Broker Non-Votes
 150,200        25,818,000                446,461              0

    The fifth proposal was to approve and ratify amendments to the Stock Option Plan to the current provisions of Rule 16b-3 under the Securities Exchange Act of 1934. The following is a breakdown of the vote on such matter.

 Abstained      For                       Against              Broker Non-Votes
 475            25,402,667                2,800                1,008,719

          The sixth proposal was to approve and ratify amendments to the Stock Option Plan to modify the definition of the term "Outside Director". The following is a breakdown of the vote on such matter.

 Abstained      For                       Against              Broker Non-Votes
 200            25,402,867                2,875                1,008,719

    The seventh proposal to ratify the selection of KPMG Peat Marwick, LLP as the independent auditors of the Company for the fiscal year ending December 31, 1998. The following is a breakdown of the vote on such matter.

 Abstained      For                       Against              Broker Non-Votes
 0              26,414,661                0                    0

ITEM 5 -- Other Information

     On April 15, 1998, the Company announced that it had changed its name from American Communications Services, Inc. (ACSI) to e.spire Communications, Inc. Effective as of such date, "ESPI" became the Company's new Nasdaq trading symbol for its common stock.

ITEM 6 -- Exhibits and Reports On Form 8-K

(a)  Exhibits

 Exhibit
 Number            Description
 ------            -----------
   11              Statement re computation of per share earnings
   27              Financial Data Schedule
   99              Supplemental Financial Information

(b) Reports on Form 8-K

     (a) On April 14, 1998, the Company filed with the SEC a Current Report on Form 8-K announcing the filing of a Certificate of Ownership and Merger with the Secretary of State of Delaware on April 13, 1998, merging e.spire Communications, Inc., a wholly-owned subsidiary, into the Company, in accordance with the provisions of Sections 103 and 253 of the General Corporation Law of the State of Delaware (the "Merger"). At the effective time of the Merger, the name of the surviving corporation was changed to e.spire Communications, Inc.
     (b) On July 27, 1998, the Company filed with the SEC a Current Report on Form 8-K announcing the completion of a private placement of 10 5/8% Senior Discount Notes due 2008 yielding gross proceeds of approximately $225 million.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                e.spire Communications, Inc.
                                                (Registrant)



                                               /s/ JACK E. REICH
                                               -----------------
                                               Jack E. Reich,
August 12, 1998                                President and Chief Executive
                                               Officer

                                               /s/ DAVID L. PIAZZA
                                               -------------------
                                               David L. Piazza
August 12, 1998                                Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NO.           DESCRIPTION                                              PAGE NO.

11            Statement re: computation of per-share earnings (loss)     E-1
27            Financial Data Schedules                                   E-2
99            Supplemental Financial Information                         E-3