Form 10-Q
period 1998-09-30
E SPIRE COMMUNICATIONS INC
filed 1998-11-13
CIK 932140

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
               For the quarterly period ended: September 30, 1998
                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
                15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For
                    the transition period from __________ to
                                   __________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 10, 1998, Common Stock, Par Value $0.01 -- 48,619,748

===============================================================================-
                          e.spire COMMUNICATIONS, INC.

                                  FORM 10 -- Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets --
         September 30, 1998 (unaudited) and December 31, 1997               3
        Condensed    Consolidated    Statements    of
         Operations  -- Three  and Nine  Months  Ended
         September  30,  1998 and 1997  (unaudited)                         4
        Condensed  Consolidated  Statements  of  Cash
         Flows -- Nine Months Ended September 30, 1998
         and 1997  (unaudited)                                              5
        Notes  to  Unaudited Condensed   Consolidated
         Interim  Financial Statements                                      6
Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              8
Item 3. Quantitative and Qualitative Disclosures about Market Risk         12

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                  14
Item 2. Changes in Securities                                              14
Item 6. Exhibits and reports on Form 8-K                                   16
Signatures................................................................ 17
Index of Exhibits....... ................................................. 18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- Financial Statements

                                     e.spire COMMUNICATIONS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ($ in thousands, except share data)

                                                                           September 30,   December 31,
                                                                              1998             1997
                                                                          --------------   -------------
                                                                           (unaudited)
                                                ASSETS
Current Assets:
    Cash and cash equivalents                                              $    437,251     $   260,837
    Restricted cash and investments                                              31,471          26,526
    Trade accounts receivable, net                                               43,607          15,514
    Other current assets                                                          7,608           6,127
                                                                          --------------   -------------
        Total current assets                                                    519,937         309,004
                                                                          --------------   -------------

Networks, equipment and furniture, gross                                        467,515         282,152
    Less: accumulated depreciation and amortization                            (59,157)        (31,675)
                                                                          --------------   -------------
                                                                                408,358         250,477
Deferred financing fees, net of accumulated amortization of
    $6,454 and $3,649 at September 30, 1998 and December 31, 1997,               43,538          25,031
    respectively
Intangible assets, net of accumulated amortization of
    $1,386 and $776 at September 30, 1998 and December 31, 1997,                  9,351           8,132
    respectively
Restricted cash and investments                                                  13,066          45,375
Other assets                                                                      1,447             876
                                                                          --------------   -------------
        Total assets                                                       $    995,697     $   638,895
                                                                          ==============   =============


                              LIABILITIES, REDEEMABLE STOCK AND OPTIONS,
                                       AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Notes payable - current portion                                        $      1,750      $      438
    Accounts payable
                                                                                 48,650          18,308
    Accrued interest                                                              7,343          13,360
    Accrued employee costs                                                        2,635           2,353
    Lease obligation - current portion                                            4,734               0
    Other accrued liabilities                                                     7,111           2,311
                                                                          --------------   -------------
        Total current liabilities                                                72,223          36,770
                                                                          --------------   -------------
Long Term Liabilities:
    Notes payable, less current portion                                         709,910         460,848
    Other long-term liabilities                                                   3,105             474
    Lease obligation, less current portion                                       21,716               0
                                                                          --------------   -------------
        Total liabilities                                                       806,954         498,092
                                                                          --------------   -------------

Redeemable stock and options:
    Redeemable options                                                                0           1,000
    14 3/4% Redeemable Preferred Stock due 2008                                  65,981          55,060
    12 3/4% Junior Redeemable Preferred Stock due 2009                          165,300         150,099
                                                                          --------------   -------------
        Total redeemable stock and options                                      231,281         206,159

Stockholders Deficit:
    Common Stock, $0.01 par value, 125,000,000 shares authorized,
        48,136,236 and 37,219,419 shares,
        respectively, issued and outstanding                                        481             372
    Additional paid-in capital                                                  257,753         131,728
    Accumulated deficit                                                       (300,772)       (197,456)
                                                                          --------------   -------------
Total stockholders' deficit                                                    (42,538)        (65,356)
                                                                          --------------   -------------

Total liabilities, redeemable stock and options
      and stockholders' deficit                                            $   995,697      $  638,895
                                                                          ==============   =============

See accompanying notes to unaudited condensed consolidated interim financial statements.

                                      e.spire COMMUNICATIONS, INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 ($ in thousands, except per share data)

                                            For the three months ended        For the nine months ended
                                                   September 30,                    September 30,
                                           ------------------------------   ------------------------------
                                               1998            1997             1998            1997
                                           --------------  --------------   --------------  --------------

                                                    (unaudited)                      (unaudited)
Revenues
      Telecommunications services           $     34,002      $   15,508        $  89,121     $    34,726
      Network technologies                        11,458             547           19,560           1,121
                                           --------------  --------------   --------------  --------------
          Total revenues                          45,460          16,055          108,681          35,847

Operating expenses
      Network, development and operations         29,197          13,676           72,794          33,317
      Selling, general and administrative         28,685          15,122           70,139          43,326
      Non-cash compensation expense                1,562             500            4,989           1,324
      Depreciation and amortization               11,551           6,621           28,934          16,077
                                           --------------  --------------   --------------  --------------
Total operating expenses                          70,995          35,919          176,856          94,044

Loss from operations                            (25,535)        (19,864)         (68,175)        (58,197)

Non-operating income/expenses
      Interest and other income                  (6,930)         (2,815)         (16,921)         (3,893)
      Interest and other expense                  20,171          12,915           52,062          25,336
                                           --------------  --------------   --------------  --------------

Net loss                                        (38,776)        (29,964)        (103,316)        (79,640)

Preferred stock dividends/accretion                9,022           2,489           26,122           3,584
                                           --------------  --------------   --------------  --------------

Net loss to common stockholders              $  (47,798)    $   (32,453)      $ (129,438)     $  (83,224)
                                           ==============  ==============   ==============  ==============

Basic and Diluted loss per share             $    (1.00)    $     (0.90)      $    (2.97)     $    (3.45)
                                           ==============  ==============   ==============  ==============

Average number of common/common
  equivalent shares outstanding               47,732,934      36,228,568       43,574,670      24,139,630
                                           ==============  ==============   ==============  ==============


See accompanying notes to unaudited condensed consolidated interim financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                        For the nine months ended September 30,
                                                                                              1998                      1997
                                                                                       -------------------       -------------------
                                                                                                       (unaudited)

Cash flows from operating activities
Net Loss                                                                                  $     (103,316)            $     (79,640)
Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                              28,934                    16,077
       Interest deferral and accretion                                                            24,573                    18,801
       Amortization of deferred financing fees                                                     2,805                     1,767
       Noncash compensation                                                                        4,088                     1,324
       In-kind revenue                                                                            (9,002)                        0
       Changes in operating assets and liabilities:
             Restricted cash related to operating activities                                           0                    (2,603)
             Trade accounts receivable                                                           (27,389)                   (8,273)
             Other current assets                                                                 (1,481)                   (2,540)
             Other assets                                                                           (571)                      226
             Accounts payable                                                                     29,952                   (24,998)
             Other accrued liabilities                                                              (815)                   10,455
                                                                                       -------------------       -------------------
Net cash used in operating activities                                                            (52,222)                  (69,404)

Cash flows from investing activities
       Purchase of net assets of Data Access Technologies                                         (1,027)                        0
       Networks, equipment and furniture                                                        (148,338)                 (103,851)
                                                                                       -------------------       -------------------
Net cash used in investing activities                                                           (149,365)                 (103,851)

Cash flows from financing activities
       Issuance of notes payable                                                                 224,959                     1,492
       Issuance of common stock                                                                  134,261                    40,702
       Issuance of Redeemable Preferred Stock and warrants                                            0                     70,855
       Issuance of Senior Notes                                                                       0                    220,000
       Payment of notes payable                                                                       0                     (1,134)
       Payment of lease obligation                                                                (1,978)                        0
       Payment of deferred financing fees                                                        (21,312)                  (19,421)
       Restricted cash related to financing activities                                            27,364                   (70,000)
       Exercise of warrants, options and other                                                    14,707                     2,016
                                                                                       -------------------       -------------------
Net cash provided by financing activities                                                        378,001                   244,510

Net increase in cash & cash equivalents                                                          176,414                    71,255
Cash and cash equivalents - beginning of period                                                  260,837                    78,619
                                                                                       -------------------       -------------------
Cash and cash equivalents - end of period                                                 $      437,251             $     149,874
                                                                                       ===================       ===================

Supplemental disclosure of cash flow information
       Interest paid                                                                      $       30,048             $          0
       Assets acquired under capital lease                                                $       37,025             $          0
       Dividends declared with preferred stock                                            $       23,989             $      3,584
       Stock issued under purchase agreements -  1,070,360 shares                         $        2,515             $      8,119
       Accrual of stock bonuses                                                           $        1,859             $          0

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

    The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1998, and for all periods presented, have been made. Certain amounts in the 1997 condensed consolidated statements have been reclassified to conform to the 1998 presentation. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

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


Note 2: Significant Accounting Policies

Restricted Cash and Investments

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $1,221,000 at September 30, 1998 and $1,223,000 at December 31, 1997. The face amount of all bonds and letters of credit is approximately $10,400,000 as of September 30, 1998 and $6,300,000 as of December 31, 1997. In addition, as of September 30, 1998, the Company currently has approximately $43,316,000 in an escrow account to be used to fund the next three interest payments of its 13 3/4 percent senior notes due 2007. Approximately $30,250,000 of the escrow account is classified as current. The escrow account is invested in cash equivalents consisting of government and commercial securities.

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

Risks and Uncertainties

     The Company has recorded revenues of approximately $4.8 million and $11.4 million for the three and nine months ended September 30, 1998 for reciprocal compensation relating to the transport and termination of Internet traffic for incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. To date, three ILECs have begun to make payments. Historically, some ILECs have not paid and have disputed these charges based on their contention that calls placed by end users to Internet Service Providers (ISPs) are not local traffic as defined by the various agreements and thus not subject to reciprocal compensation. The resolution of these disputes will be based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC). To date, there have been no unfavorable final rulings by the FCC or any state public utility commission in a state in which the Company provides switched services that would indicate that dial-up calls placed by end users to ISPs would not qualify as local traffic subject to the payment of reciprocal compensation. At September 30, 1998, the Company had approximately $11.7 million in trade accounts receivable related to reciprocal compensation.

     The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that serve the Company's markets. The loss of any one of these customers could have an adverse material impact on the Company's results of operations.

     The Company provides services to certain ISPs. Such companies operate in a highly competitive and uncertain environment. Approximately 10% of the Company's revenues for the three and nine months ended September 30, 1998 was attributed to these companies. At September 30, 1998, the Company had trade accounts receivable of $4.5 million from ISPs. At September 30, 1998, the Company also had equipment with a carrying value of approximately $15.0 million that is dedicated to providing service to these ISPs. The Company believes that, if necessary, this equipment could be redeployed throughout the Company's data network.


Note 3: Financing Activities

     To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

    On July 24, 1998, the Company completed a private placement of 10 5/8% Senior Discount Notes due 2008 yielding net proceeds to the Company of approximately $220 million. The 2008 Notes will accrue to an aggregate principal amount of $375 million by July 2008. The 2008 Notes will require payment of cash interest semi-annually in arrears beginning January 1, 2004.

Note 4: New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 (FAS No. 130), "Reporting Comprehensive Income." FAS No. 130 established standards for the reporting and display of comprehensive income and its components in the financial statements. The Company adopted the provisions of this Statement in the quarter ended March 31, 1998. The adoption of this statement had no impact in the manner of the presentation of the Company's financial statements as currently or previously reported.

     In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

     On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This SOP provides guidance on capitalizing certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities". This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. The Company has not completed its analysis of the impact on the financial statements that will be caused by the adoption of this statement.

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

OVERVIEW

     e.spire Communications, Inc. (formerly American Communications Services, Inc.), formed in 1993, seeks to be a leading facilities-based Integrated Communications Provider ("ICP") to businesses in markets primarily in the southern half of the United States. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, Asynchronous Transfer Mode ("ATM") and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, the Company evolved into an ICP. e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. In August 1998, the Company announced its' plan to enter the New York and Philadelphia local markets, and to provide long-haul fiber capabilities between New York and Baltimore through a long-term lease with Metromedia Fiber Network, Inc. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of September 30, 1998, was comprised of 1,651 route miles of fiber in its 35 local networks in 21 states, 66 Newbridge ATM switches, 18 Lucent 5ESS switches and approximately 22,000 backbone long haul miles in its leased coast-to-coast broadband data network.

     With the passage of the federal Telecommunications Act of 1996 (the "Act"), the Company enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services, in late 1996 and long distance services in late 1997. As of September 30, 1998, e.spire had installed 115,874 customer access lines representing a significant increase over the 20,138 access lines installed as of September 30, 1997.

     The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. The Company has made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term this strategy will enhance the Company's financial performance by increasing the traffic flow over its network. The Company also has entered into leased dark fiber and fiber capacity arrangements, which allow the Company, by installing one or more switches and related electronics, to enter a market prior to or in lieu of completion of its own fiber optic network.

    In 1998, the Company formed ACSI Network Technologies, Inc. ("ACSI Network Technologies") to pursue opportunities in fiber optic network design and construction with carriers, large customers and municipalities. ACSI Network Technologies is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in revenues of $29.4 million, or 183%, to $45.5 million for the three months ended September 30, 1998, compared with revenues of $16.1 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, revenues increased by $72.8 million, or 203%, to $108.7 million from $35.8 million for the same period of 1997.

    The increases in revenues were attributable to the Company's greater presence and expansion in its 35 local fiber optic networks, as well as a significant increase in activity for ACSI Network Technologies. The Company also increased the number of route miles , buildings connected and voice and data switches deployed. Between September 30, 1997 and September 30, 1998, the Company increased route miles by 674, or 69% and buildings connected increased by 1,535, or 124%. Lucent 5ESS switches deployed increased to 18 voice switches as of September 30, 1998 from 9 switches as of September 30, 1997. In addition, the Company has deployed 66 Newbridge ATM switches over its coast-to-coast data network as of September 30, 1998, up from 44 as of September 30, 1997. Also, access lines installed increased by 95,736, or 475%, to 115,874 at September 30, 1998, from 20,138 at September 30, 1997.

    The increases in revenue reflects the Company's expansion of its facilities-based infrastructure and the Company's continued sales and marketing efforts. In addition, increases in installed access lines and data sales have contributed to the revenue increase. Included in telecommunications services revenues are revenues of approximately $4.8 million and $11.4 million for the three and nine months ended September 30, 1998 for reciprocal compensation relating to the transport and termination of traffic pursuant to various interconnection agreements. Thses agreements are subject to renegotiation over the next several months. The resultant new agreements may reflect rates for reciprocal compensation that are lower than the rates available under the current contracts. Included in network technology revenues are revenues for construction contracts and long term leases of high capacity systems with interexchange carriers ("IXCs") and other customers. Included in these revenues, for the three and nine month periods ended September 30, 1998, approximately $4.0 million and $8.6 million, respectively, was derived from a contract with a single major IXC.

OPERATING EXPENSES

    Network, Development and Operations

    For the three months ended September 30, 1998 and 1997, network, development and operating expenses increased $15.5 million, or 113%, to $29.2 million from $13.7 million for the same period of 1997. For the nine months ended September 30, 1998, network development and operating expenses increased $39.5 million, or 118%, to $72.8 million from $33.3 million for the same period of 1997. The increases in network, development and operations costs relate to increases in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure. Also, the increase was due to costs associated with the Company's network technology source of revenues.

    Included in network, development and operations expenses are costs of telecommunications services paid to Interexchange Carriers ("IXCs"), ILECs and others for leased telecommunications facilities, access charges and services. Such costs increased to approximately $20.0 million for the three months ended September 30, 1998 from approximately $9.6 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, these costs increased to approximately $53.2 million from $22.8 million for the same period of 1997. Costs associated with network technology revenues were approximately $3.7 million and $5.2 million for the three and nine months ended September 30, 1998, respectively. In addition, network related personnel costs such as employee salaries and benefits are also included in network, development and operations expenses. For the three months ended September 30, 1998 and 1997, these costs were approximately $5.5 million and $4.1 million, respectively. For the nine months ended September 30, 1998 and 1997, such costs were approximately $14.4 million and $10.5 million, respectively.

    Selling, General and Administrative

    For the three months ended September 30, 1998, selling, general and administrative expenses increased $13.6 million, or 90%, to $28.7 million from $15.1 million for the same period of 1997. For the nine months ended September 30, 1998, selling, general and administrative expenses increased $26.8 million, or 62%, to $70.1 million from $43.3 million for the same period of 1997.

    Included in selling, general and administrative expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased to $7.5 million for the quarter ended September 30, 1998 from $4.5 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, these costs increased to $22.5 million and $15.1 million, respectively. Also, included in selling, general and administrative expenses are operating costs such as rent, advertising and general administrative and office expenses. These expenses increased to $21.2 million for the quarter ended September 30, 1998 from $10.6 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998 and 1997, these costs increased to $47.6 million from $28.3 million, respectively.

    Increases in selling, general and administrative expenses are a result of the Company's efforts directed at driving more on-net customers through direct sales, as well as conversion of customers that are not presently served on the Company's facilities. In addition, the Company has undertaken a very aggressive OSS program to be implemented over the next fifteen months, in which it will continue to invest a significant amount of capital dollars. As these systems are implemented, the Company will continue to incur significant backoffice operating expenses to support the existing processes, as well as participate in the implementation of the new systems.

    Non-Cash Compensation

    Non-cash stock compensation expense increased $1.1 million, or 212%, to $1.6 million for the quarter ended September 30, 1998 from $0.5 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, non-cash stock compensation expense increased $3.7 million, or 277%, to $5.0 million from $1.3 million for the same period of 1997. Included in non-cash compensation for 1998 are accruals for the issuance of common stock in connection with 1998 performance bonuses; as costs of grants of employee stock options; and the settlement of a lawsuit with a former executive.

    Depreciation and Amortization

    Depreciation and amortization expenses increased $5.0 million, or 74%, to $11.6 million for the three months ended September 30, 1998 from $6.6 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, depreciation and amortization increased by $12.9 million, or 80%, to $28.9 million from $16.1 million for the same period of 1997. These increases were due to an increase in capital assets to $467.5 million at September 30, 1998 compared with capital assets of $282.2 million at December 31, 1997 and capital assets of $250.4 million at September 30, 1997 as well as an increased amount of network assets placed in service.

    INTEREST AND OTHER INCOME

    Interest and other income increased $4.1 million, or 146%, to $6.9 million for the three months ended September 30, 1998 from $2.8 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, interest and other income increased $13.0 million, or 335%, to $16.9 million from $3.9 million for the same period of 1997. The increases in interest and other income reflects the increase in earnings from the proceeds received from the issuance of the 13 3/4% Senior Notes due 2007 (the "2007 Notes"), the 14 3/4% Redeemable Preferred Stock due 2008 (the "14 3/4% Preferred Stock"), the 12 3/4% Junior Redeemable Preferred Stock due 2009 (the "12 3/4% Preferred Stock"), the 8,100,000 shares of Common Stock (the "1998 Common Stock Offering") and the 10.625% Senior Discount Notes due 2008 (the "2008 Notes") which have been invested.

    INTEREST AND OTHER EXPENSE

    Interest and other expense increased $7.3 million, or 56%, to $20.2 million for the three months ended September 30, 1998 from $12.9 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, interest and other expense increased $26.8 million, or 105%, to $52.1 million from $25.3 million for the same period of 1997. The increase reflected the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes"), the 2007 Notes and the 2008 Notes as well as interest expense associated with the Company's capital leases.

    EBITDA

    Loss before interest, taxes, depreciation and amortization ("EBITDA") decreased $0.3 million, or 3%, to ($12.4) million for the three months ended September 30, 1998 from ($12.7) million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, EBITDA increased $6.5 million, or 16%, to ($34.3) million from ($40.8) million for the same period of 1997. The increase was due to the increase in revenues over network development and operations and selling, general and administrative expense as discussed above.

    NET LOSS

    As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $8.8 million, or 29%, to $38.8 million for the three months ended September 30, 1998 from $30.0 million for the three months ended September 30, 1997. For the nine months ended September 30, 1998, net loss increased $23.7 million, or 30%, to $103.3 million from $79.6 million for the same period of 1997. Further, net loss to common stockholders increased $15.3 million, or 47%, to $47.8 million for the three months ended September 30, 1998 from $32.5 million for the same period of 1997, due to the increase in preferred stock dividends and accretion during 1998. For the nine months ended September 30, 1998, net loss to common stockholders increased $46.2 million, or 56%, to $129.4 million from $83.2 million for the same period of 1997. These increases to net loss to common stockholders are primarily attributable to the preferred stock dividends and accretion related to the issuance of the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services as well as the continued development, construction, expansion, operation and potential acquisition of networks, will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. As of September 30, 1998, the Company had raised approximately $979 million from debt and equity financings. During the nine months ended September 30, 1998, capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow was approximately $200 million. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisition or arrangement that the Company might consider is likely to require additional equity or debt financing, which the Company will seek to obtain as required and may also require that the Company obtain the consent of its debt holders. There can be no assurance that the Company will be able to secure financings necessary to fund its negative cash flow or any such incremental activities that it may contemplate in the future.

    On July 24, 1998, the Company completed a private placement of 10 5/8% Senior Discount Notes due 2008 yielding net proceeds to the Company of approximately $220 million. The 2008 Notes will accrue to an aggregate principal amount of $375 million by July 2008. The 2008 Notes will require payment of cash interest semi-annually in arrears beginning January 1, 2004.

    On April 3, 1998, the Company completed the public offering of 8,100,000 shares of Common Stock at a price of $18.50 per share of which 7,502,418 shares were issued and sold by the Company and 597,582 shares were sold by certain stockholders of the Company. Total net proceeds to the Company from the 1998 Common Stock Offering and the exercise of certain options and warrants in connection therewith were approximately $134.2 million.

    On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital leases obligations totaling $26,450,000 being included in liabilities as of September 30, 1998.

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

    On December 30, 1997, the Company entered into a credit facility with AT&T Capital Corporation ("AT&T") which replaced an existing credit facility with AT&T (the "New AT&T Credit Facility") for the development and construction of fiber optic local networks. The Company has financing commitments for $35.0 million under the New AT&T Credit Facility, of which $35.0 had been borrowed as of December 31, 1997 and September 30, 1998. Payments of interest on borrowings under the New AT&T Credit Facility are payable quarterly and commenced in December 1998.

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

YEAR 2000 PROGRAM

    The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using"00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Based upon a comprehensive systems assessment of its Year 2000 readiness, which included hardware and software for the Company's telecommunications network and information systems, the Company has determined that 71% of its hardware and software is Year 2000 compliant. Accordingly, the Company believes that it will not be required to modify or replace significant portions of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Additionally, because the majority of the hardware and software in use by the Company is of the commercial off-the-shelf variety and requires minimal customization, the Company expects its efforts to bring 100% of the software and hardware into compliance to be minimal. The Company has completed its overall planning phase, and currently is beginning the execution phase, which includes verification and updating of its initial assessment, and the development and execution of specific initiatives to upgrade the remaining non-compliant hardware and software to Year 2000 compliance not later than October 31, 1999.

    The Company is upgrading hardware and software in the normal course of maintenance to make the installed base include only Year 2000 compliant products. In addition to the Year 2000 effort, there is a major strategic initiative underway which will replace much of the information technology of the Company with new products that will be compliant upon implementation. The Company has engaged an Information Technology Association of America Year 2000 certified consulting firm to help execute its Year 2000 readiness program in conjunction with e.spire staff. The Company also has engaged a second independent consulting firm to perform comprehensive testing of its systems.

    Based upon the results of the comprehensive system assessment, the Company believes that its risks of Year 2000 non-compliance (i.e., its "most reasonably likely worst case scenario") are minimal and limited to replacement of a single software product used to provision new customers, the remediation of the general ledger of its subsidiary CyberGate, and the replacement of a small number of personal computers. If the replacement software is not in place before the year 2000, the most likely worst case scenario is that e.spire would not be able to add new customers to its network using an automated system, although it would be able to add new customers manually for a limited time. If the remediation of CyberGate's general ledger is not completed, it may have to resort to manual reporting processes for that subsidiary.

    The Company has initiated formal communications with all of its significant hardware and software suppliers and plans to communicate with large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company is working with its vendors to remove any non-compliant installed hardware and software by October 31, 1999. If third party vendors do not remediate prior to the Year 2000, the most reasonably likely worst case scenario is that there may be problems associated with operating systems, billing information, trouble reports and service orders. Contingency plans will be developed as necessary if a vendor cannot provide the necessary Year 2000 compliant product on a timely basis for the Company to meet that date.

    The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. As of September 30, 1998, the Company has incurred $200,000 to date for the initial Year 2000 Assessment Report and inventory database. The total cost of the Year 2000 project is estimated to be $5-$6 million and will be expensed as incurred and funded with existing cash resources. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.



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

    The Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of regulations for local services.

ITEM 2 -- Changes in Securities

    On September 2, 1998, the Company issued 97,029 shares of Common Stock to Clarence P. Thrower and 52,246 shares of Common Stock to Thomas G. Yuditsky, pursuant to an Agreement and Plan of Merger by and among e.spire Communications, Inc.; ACSI Network Technologies Corporation; Data Access Technologies Corporation; Clarence P. Thrower and Thomas G. Yuditsky. The shares were issued as partial consideration for the exchange of all outstanding Common Stock of Data Access Technologies Corporation. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

    On September 30, 1998, the Company issued additional warrants to MCI Communications Corporation to purchase 32,920 shares of Common Stock at $12.7172 per share. The warrants were issued in connection with the March 6, 1997 agreement between the Company and MCImetro in which MCI named e.spire as its preferred local provider for dedicated and transport services in 21 e.spire markets for at least a five year period.

    On November 6, 1998, the Company issued 203,438 shares of Common Stock to Internet Communications of America, Inc. pursuant to an Asset Purchase Agreement by and among e.spire Communications, Inc.; Internet Communications of America, Inc.; Robert Hurwitz and Elmer Hurwitz. The shares of Common Stock were issued as partial consideration for the exchange of the right, title and interest in certain of the assets (primarily customers and equipment) of Internet Communications of America, Inc.

ITEM 6 -- Exhibits and Reports On Form 8-K

(a)  Exhibits

  Exhibit
   Number                Description
    10              Second Amended Employment Agreement between
                     e.spire Communications, Inc. and
                     Anthony J. Pompliano
    11              Statement re computation of per share earnings
    27              Financial Data Schedule
    99              Supplemental Financial Information

(b) Reports on Form 8-K

     (a) On July 27, 1998, the Company filed with the SEC a Current Report on Form 8-K announcing the completion of a private placement of 10 5/8% Senior Discount Notes due 2008 yielding gross proceeds of approximately $225 million.
     (b) On August 26, 1998, the Company filed with the SEC a Current Report on Form 8-K announcing plans to expand its infrastructure by entering the northeast business communications market with a combination of local and long-haul fiber networks.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            e.spire Communications, Inc.
                                            (Registrant)



                                            /s/ JACK E. REICH
                                            Jack E. Reich,
November 13, 1998                           President and Chief Executive
                                             Officer

                                            /s/ DAVID L. PIAZZA
                                            David L. Piazza
November 13, 1998                           Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NO.           DESCRIPTION                                             PAGE NO.

10            Second Amended Employment Agreement between
                e.spire Communications, Inc.
                and Anthony J. Pompliano                               E-1
11            Statement re: computation of per-share
               earnings (loss)                                         E-2
27            Financial Data Schedules                                 E-3
99            Supplemental Financial Information                       E-4