Form 10-K
period 1998-12-31
E SPIRE COMMUNICATIONS INC
filed 1999-03-31
CIK 932140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 1998

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

133 National Business Parkway
Annapolis Junction, MD.                                                             20701
-----------------------                                                             -----
(Address of principal executive offices)                                            (Zip code)

                                  301-361-4200
                 (Issuer's telephone number including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to section 12(g) of the Act:

                          Common Stock, $0.01 par value
                          -----------------------------
                               Title of Securities

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.             Yes  /X/    No  / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock of e.spire Communications, Inc.,("e.spire") held by non-affiliates of the registrant (24,329,299 shares) as of March 19, 1999, was $ 264,581,127. The number of shares of common stock of e.spire, outstanding on March 19, 1999, was 49,593,674.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Index to Exhibits appears on page E-1.

       The registrant's definitive 1999 Proxy Statement that will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

e.spire COMMUNICATIONS, INC.
FORM 10-K

                                TABLE OF CONTENTS
                                -----------------
                                                                               Page
Part I.                                                                       Number
                                                                              ------

       Item 1.    Business                                                       7
       Item 2.    Properties                                                    29
       Item 3.    Legal Proceedings                                             30
       Item 4.    Submission of Matters to a Vote of Security Holders           31

Part II.


       Item 5.    Market for Registrant's Common Equity and Related
                  Stockholder Matters                                           31
       Item 6.    Selected Financial Data                                       33
       Item 7.    Management's Discussion and Analysis                          52
       Item 7a.   Quantitative & Qualitative Disclosure About Market Risk
       Item 8.    Financial Statements and Supplementary Data                   53
       Item 9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                           53

Part III.


       Item 10.   Directors and Executive Officers of the Registrant            54
       Item 11.   Executive Compensation                                        54
       Item 12.   Security Ownership of Certain Beneficial
                  Owners and Management                                         54
       Item 13.   Certain Relationships and Related Transactions                54

Part IV.
       Item 14.   Exhibits, Financial Statement Schedules,
                    and Reports on Form 8-K                                     55

SIGNATURES                                                                      __

Information Regarding Forward-Looking Statements

              This report contains or incorporates by reference "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) about our financial condition, results of operations and business. These statements include, among others:

       - statements concerning the benefits that e.spire expects will result from its business activities and certain transactions e.spire has completed, such as increased revenues, decreased expenses and avoided expenses and expenditures,

       -      e.spire's plans to complete its communications network, and

       - other statements of e.spire's expectation, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

              These statements may be made expressly in this document, or may be incorporated by reference to other documents e.spire has filed with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates," or similar expressions used in this report or incorporated by reference in this report.

              These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause e.spire's actual results to be materially different from any future results expressed or implied by e.spire in those statements. The important factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, the impact of restriction under the Company's financial instruments, dependence on availability of transmission facilities, regulation risks including the impact of the Telecommunications Act of 1996, contingent liabilities, the impact of competitive services and pricing, and the ability of the Company to successfully implement its strategies. In addition, the risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, under "Risk Factors" in e.spire's registration statement on Form S-4, SEC file number 333-64079, beginning on page 10, incorporated by reference, and under "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report.

              The most important factors that could prevent e.spire from achieving its stated goals include, but are not limited to, the following:

       - e.spire's failure to construct its communications network on schedule and on budget;

       - operating and financial risks related to managing rapid growth, integrating acquired businesses and sustaining operating cash flow to meet e.spire's debt service requirements, and making capital expenditures and fund operations;

       -      potential fluctuation in quarterly results;

       -      volatility of stock price;

       -      intense competition in the communications services market;

       -      dependence on new product development;

       -      e.spire's ability to achieve year 2000 compliance;

       -      rapid and significant changes in technology and markets;

       - adverse changes in the regulatory or legislative environment affecting e.spire's business; and

       -      failure to maintain necessary rights of way.

              Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. e.spire cautions you not to place undue reliance on the statements, which speak only as of the date of this report or, in the case of documents incorporated by reference, the date of the document.

              The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that e.spire or persons acting on its behalf may issue. e.spire undertakes no obligation to review or confirm analysts' expectations or estimates or to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

       e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 35 markets throughout the United States where it has state-of-the-art local fiber optic networks. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. In August 1998, the Company announced its plan to enter the New York and Philadelphia local markets, and to provide long-haul fiber capabilities between New York and Baltimore through a long-term dark fiber lease with Metromedia Fiber Network, Inc. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of December 31, 1998, was comprised of 1,742 route miles of fiber in its 35 local networks in 21 states, 66 Newbridge ATM switches, 19 Lucent 5ESS switches and approximately 22,000 backbone long haul miles in its leased coast-to-coast broadband data network.

       With the passage of the federal Telecommunications Act of 1996 ("Telecom Act, FTA or the Act"), the Company enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services, in late 1996 and long distance services in late 1997. As of December 31, 1998, e.spire had installed 133,070 customer access lines representing a significant increase over the 35,105 access lines installed as of December 31, 1997.

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

STRATEGY

       The Company seeks to provide its customers via its facilities-based network infrastructure state-of-the-art voice, data and Internet solutions from a single communications provider. In order to increase penetration in its target markets, build brand recognition and achieve its strategic objectives, the Company seeks to:

PROVIDE "ONE-STOP" INTEGRATED COMMUNICATIONS SERVICES

       To meet customer demand and to accelerate penetration in its markets, the Company has broadened the range of voice, data and Internet services it offers and has integrated these services into a bundled package offering a single source solution designed to meet its customers' communications needs. In 1998, the Company introduced e.spire Platinum, which provides integrated communication services for voice and data and Internet over a single multipurpose T1 line. The Company believes that its ability to provide one-stop integrated communications services will enable it to capture a larger portion of its customers' total expenditures on communication services, and reduce customer turnover.

EXPLOIT RAPIDLY GROWING MARKET FOR DATA/INTERNET SERVICES

       The Company believes that the market for data/Internet services is one of the fastest growing segments of the communications market. The Company's suite of products consists primarily of the e.spire family of high-speed Internet and data products such as Frame Relay and ATM for small and medium-sized businesses. Product traffic will be transported over the Company's coast-to-coast, leased broadband data communications network and through Cybergate, Inc. ("Cybergate") the Company's wholly-owned Internet Service Provider ("ISP") subsidiary.

ENHANCE FACILITIES-BASED INFRASTRUCTURE

       Expansion of the Company's facilities-based infrastructure will increase the proportion of communications traffic that is originated and/or terminated on its network and switching facilities, which the Company believes will result in higher long-term operating margins and greater control over its network operations. The Company employs an on-net strategy to capture new customers.

       The Company will continue to install voice and data switches, construct SONET digital local fiber networks, increase the reach of its data backbone and extend Cybergate's Internet capabilities to additional markets. The Company's expansion decisions are structured to efficiently deploy capital and are based upon a number of economic factors, including customer demographics in each market and anticipated cost savings associated with particular installations. The Company's state-of-the-art infrastructure and high capacity bandwidth facilitate efficient network expansion. In 1999, the Company intends to increase its route miles and fiber optic networks and its infrastructure of voice and data switches.

BUILD MARKET SHARE THROUGH FOCUSED CUSTOMER SALES AND SERVICE

       The Company believes that its local, customer-oriented, single point-of-service sales structure facilitates greater customer care in both the sales and customer service processes and differentiates e.spire as a customer-focused telecommunications services provider. In addition to its field sales force, the Company's major account team targets large national accounts, and its carrier sales group targets dedicated services to long distance carriers and ISPs. As of December 31, 1998 and 1997, the Company had 245 and 256 respectively, employees in its marketing and sales forces. The Company supplements its internal marketing and sales force through alternative sales channels, and had 33 executed sales agency agreements as of December 31, 1998. In accordance with the Company's plans for strategic product direction, it terminated most of its sales agency agreements, retaining only agents who met certain performance criteria.

       The Company has begun to implement e.spectrum, an initiative designed to integrate diverse information technology systems and business processes for improved customer service and internal efficiencies. e.spectrum will use state-of-the-art information technology solutions to deliver better quality of service, productivity, marketing competitiveness and profitability. In addition, the Company continues to implement its integrated customer care strategy that emphasizes infrastructure improvements, training of personnel, performance monitoring and image/brand recognition. The customer care strategy is intended to provide a heightened level of responsive and cost efficient customer service across the Company's full range of existing and planned products and services, with a particular emphasis on operational support and other information/financial systems. In 1998, the Company delivered its first integrated invoice via Kenan's

Arbor/BP Enhanced Billing Platform.

EXTEND GEOGRAPHIC FOCUS ON ATTRACTIVE MARKETS NATIONALLY

       In 1998, the Company announced that it was expanding its geographic coverage by entering the New York and Philadelphia local markets, and its plan to provide long-haul fiber capabilities between New York and Baltimore through a long-term lease with Metromedia Fiber Network, Inc.

EXPAND THROUGH STRATEGIC ACQUISITIONS AND ALLIANCES

       The Company believes that acquisitions of, and joint ventures and other strategic alliances with, related or complementary businesses in its region will enable it to more rapidly execute its business plan by providing additional customers, new products and services, service and technical support and additional cash flow. As part of its expansion strategy, the Company plans to consider additional acquisitions, joint ventures and strategic alliances in communications, Internet access and other related service areas.

       DESIGN AND MANAGE THE CONSTRUCTION OF ADVANCED FIBER OPTIC NETWORKS

       Through its ACSI Network Technologies, Inc. ("ACSI NT") subsidiary, the Company designs and constructs high speed advanced fiber optic networks for third parties, such as other CLECS, interexchange carriers ("IXC's") and businesses. The continued growth of the Internet and bandwidth intensive advanced data services has generated increasing demand for optimal network design and efficient network construction by the providers of such services. ACSI NT intends to meet the growing demand for network capacity by designing and constructing high-quality, low-cost, customized networks that provide its customers with unparalleled speed-to-market advantages. ACSI NT has built its reputation performing the mission critical services that few telecommunications service providers or construction contractors are equipped to provide, including: executing preliminary market analyses, authoring business plans, performing site assessments, managing liability and risk, managing construction, installing fiber and monitoring completed networks.

e.spire SERVICES

VOICE SERVICES

SWITCHED VOICE SERVICES. As of December 31, 1998, the Company had installed 19 Lucent 5ESS switches to provide facilities-based local exchange service in 19 of its 35 markets. Also, the Company has provided these services on a resale basis in all 35 of its markets. However, the Company announced on December 14, 1998 its plan to phase out its resale business from its product portfolio. As an adjunct to its local switched services, the Company provides long distance, calling card and other interLATA services on a resale basis.

       The Company's switched voice services include telephone exchange service, including optional enhanced services such as call waiting, caller ID and three-way conference calling; switching traffic between e.spire's switch and a business customer's PBX and routing local, intraLATA and interLATA phone calls according to the customers' specific requirements; providing local dial tone services with functionality such as free internal communications, call forwarding, call transfer, conference call and speed dialing; Integrated Services Digital Network ("ISDN") data services; and origination and termination of long distance traffic between a customer premises and interexchange carrier via shared trunks utilizing the Company's local switch.

       - e.spire PLATINUM. e.spire PLATINUM provides integrated local, long distance, toll free and Dedicated Internet Access using a single multipurpose T1. Voice services come complete with a full range of standard and optional custom features, and Internet access can be provided up to 512Kbps. One of the first of its kind, Platinum provides an unprecedented mix of voice and data services on a consolidated invoice.

       - e.spire GOLD. An integrated service that offers local, long distance, and toll free service, along with a complete line of optional calling features. e.spire Gold provides a single source solution for both local, long distance, and Toll Free service - all on a single invoice. It provides the benefits of integrated service by reducing local service costs. It offers the benefits of bundled/integrated voice services, a simplified consolidated invoice and aggressive fixed term discounts for both local and long distance service.

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

DATA/INTERNET SERVICES

       HIGH SPEED INTERNET AND DATA SERVICES AND CYBERGATE ACQUISITION. In January 1997, the Company acquired Cybergate. Cybergate, an ISP, delivers high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computers and the use of a modem. The Cybergate acquisition enabled e.spire to become a major provider of high-speed data communications services in the southern United States. As of December 31, 1998, Cybergate had over 75,000 customers, due in part to the acquisition of the customer base in November 1998, of Miami-based Internet Communications of America, Inc. ("ICANECT"), a leading provider of dial-up and dedicated Internet access and web hosting services. By merging the customer base and strengths in web hosting of ICANECT with Cybergate's Internet access products and customer base, the Company has significantly expanded its Internet presence in Florida.

       In 1997, the Company introduced the e.spire family of high-speed Internet and data services for businesses as well as government and educational institutions, ISPs and carriers. The e.spire family of services operates over the Company's coast-to-coast, leased broadband data communications network which supports the following services:

       - e.spire INTERNET ACCESS SERVICE. The data and Internet backbone is connected to the Global Internet via public and private peering arrangements with Tier I-Internet backbone providers at strategic Network Access Points ("NAPs") across the United States. This enables the Company to provide high-quality dedicated and dial-up Internet connectivity and IP transport for the business and reseller community. The service is targeted to consumers, local and regional ISPs and corporate Internet users requiring dedicated access. The service operates at dedicated speeds ranging from 56 kbps to 45 Mbps and at industry-standard dial-up speeds.

       - e.spire DIGITAL SUBSCRIBER LINE (DSL). e.spire plans to begin offering DSL service in two markets in the first quarter of 1999. The DSL service will initially be available to e.spire customers in New York and Washington D.C. e.spire's DSL services will enable businesses and telecommuters to use standard phone lines to access the Internet or a corporate local area network at speeds ranging from 144kbps to 1.5Mbps. DSL service is an always-on, dedicated connection that can be up to 25 time faster than a connection via a standard 56K modem. Turnkey service packages include DSL modem/routers, e-mail accounts, domain name registration services and around-the-clock monitoring.

       - e.spire WEB HOSTING. Web hosting allows customers to benefit from high-speed network connectivity, high performance servers, around the clock monitoring and emergency provisioning, at a fraction of what it would cost the customer to put a comparable internal infrastructure in place. e.spire provides the hardware and software necessary to establish a company's presence on the web. Hosted sites are provisioned on shared commercial grade Unix servers, complete with operating system and web server software. Each server is provisioned with its' own 10Mb Ethernet connection to the Internet.

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

       - e.spire FRAME RELAY SERVICE. This service is designed for bandwidth needs that vary, and for interconnecting geographically dispersed networks and equipment. Businesses of any size can take advantage of e.spire Frame Relay for internetworking, application sharing, e-mail, file transfer, PC-to-PC and PC-to-Server communications. The Frame Relay backbone is connected to frame relay networks of other key providers via NNIs (Network-to-Network Interfaces) thus enabling the

         Company to offer comprehensive solutions to local, regional, and national businesses regardless of their location. This service supports standard multi-protocol encapsulation which makes it easier to integrate new and legacy systems. The service support user port connections range from 56 kbps to 1.5 Mbps with a wide range of Committed Information Rates.

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

ACSI NT

       In 1998, the Company formed ACSI NT, Inc. to pursue market opportunities within the fiber optic network design and construction arena primarily focused on municipalities and providers such as Qwest, Frontier and others. ACSI Network Technologies is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

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

NETWORK

       The Company has deployed its network infrastructure approach by selecting the most economic alternative of constructing or leasing facilities or a combination thereof. As of December 31, 1998, the Company had local fiber optic networks in service in 35 markets. The Company continues to expand those networks and will look to identify new markets for other network expansion opportunities. The Company generally chooses to own facilities where (i) there is no attractive fiber optic network alternative, (ii) ownership creates strategic value for the Company and/or (iii) large concentrations of telecommunications traffic are accessible, or have been secured, to justify network construction. In addition to the "build" vs. "lease" decision for network deployment, the Company also will consider potential network acquisitions from time to time.

       The Company also seeks to expand the reach of its backbone data network through agreements with certain third parties to deliver enhanced data communications services through a seamless data network. Often, the Company offers data services in geographic markets where it has not deployed its own local fiber optic network by leasing facilities from a variety of entities, including ILECs, utilities, IXCs, cable companies and various transit/highway authorities. In many cases, such capacity is obtained through the purchase or lease of "dark fiber." The combination of the Company's local networks and its broadband data backbone network comprise the seamless network platform which the Company utilizes to offer its broad array of telecommunications services to customers.

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

       DATA COMMUNICATIONS SERVICES. The Company believes that high-speed data communications services represent one of the fastest growing segments of the telecommunications services market, due in part to the continuing proliferation of computers and the increasing need to interconnect these computers via local and wide area networks, the dramatic growth of the Internet and the emergence of multimedia applications. Together, these applications have spawned numerous network technologies and communications protocols to support legacy, current and emerging needs. The domestic network infrastructure currently supporting both voice and data transport requirements, which focuses on IP switching and framed relay services, is being strained by the increasing demand for high-bandwidth transport at both the local and national levels. The Company believes that the increasing volume and complexity of high-speed applications will further strain the domestic network infrastructure and create an opportunity for e.spire to provide a single high-quality ATM-based network capable of consistently supporting diverse data communications needs. In addition, businesses are increasingly using the Internet to transmit e-mail, engage in commercial transactions (e.g., electronic commerce) and develop internal communications networks, or "intranets." Increasing business utilization of the Internet has added to the demand for higher-speed access applications.

       ACSI NT. ACSI NT was established as a separate business unit of the Company to design and manage the construction of fiber optic telecommunication networks for third parties. ACSI NT provides broadband telecommunications infrastructure solutions to communications carriers, corporate clients, and government agencies throughout the U.S. and plans to provide similar services in Europe and South America. ACSI NT's service offering covers the full range of fiber optic infrastructure solutions from initial design, planning, and implementation of the data communications network to the construction of the network management center and required network management architecture. ACSI NT provides both customer driven services that are customized to meet a specific client development plan either with project-based consulting or a turn-key solution, and high-bandwidth infrastructure, that may include the lease of conduit or darkfiber.

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

       In each of its markets, the Company's primary competitor is the ILEC serving that geographic area. ILECs are established providers of dedicated and local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to voice, data and Internet-service providers such as the Company, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. In addition, with respect to competitive access services (as opposed to switched local exchange services), the FCC on October 5, 1998, proposed a rule that would provide for increased ILEC pricing flexibility and deregulation for such access services either automatically or after certain competitive levels are reached see "Regulation". If the ILECs are allowed additional flexibility by regulators to offer discounts to large customers through contract tariffs, engage in aggressive volume and term discount pricing practices for their customers, and/or seek to charge competitors excessive fees for interconnection to their networks, the income of competitors to the ILECs, including the Company, could be materially adversely affected. If future regulatory decisions afford the ILECs increased access services, pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILEC, including the Company.

       In the local exchange market, the Company also faces competition or prospective competition from several other carriers, many of which have significantly greater financial resources than the Company. For example, AT&T Corp., MCI Worldcom and Sprint Corporation, which historically have been purely long distance carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the ILECs' or other providers' services. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering local switched services include companies that have previously been known purely as CAPs, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, including Regional Bell Operating Companies (RBOCs), can offer single source local and long distance services, like those offered by the Company. In addition, a continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of these combined entities may have resources far greater than those of the Company. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered by the Company.

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

       Section 271 of the FTA prohibits a RBOC from providing long-distance service that originates (or in certain cases terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. The FCC has denied the following applications for such approval: SBC Communications, Inc.'s Oklahoma application in June 1997; Ameritech Inc.'s Michigan application in August 1997; BellSouth Corporation's applications for South Carolina in December 1997; and two BellSouth applications for Louisiana, in February and October 1998. The Company anticipates that a number of RBOCs will file additional applications for in-region long distance authority in 1999. The FCC has 90 days from the date an application for in-region long distance authority is filed to decide whether to grant or deny the application.

       Once the RBOCs are allowed to offer widespread in-region long distance services, both they and the largest IXCs will be in a position to offer single-source local and long distance. On December 31, 1997, a United States District Court judge in Texas held unconstitutional certain sections of the FTA, including Section 271. This decision would have permitted the three RBOCs immediately to begin offering widespread in-region long distance services. The decision, however, was reversed by the U.S. Court of Appeals for the Fifth Circuit, and the US Supreme Court has declined to review the case. The U.S. Court of Appeals for the District of Columbia Circuit rejected a similar petition filed by BellSouth; a petition for review by the U.S. Supreme Court is pending in that case.

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

       The Company's subsidiary, ACSI NT provides complete turnkey telecommunications infrastructure solutions to its customers throughout the United States. These services encompass initial design, planning and implementation of the data communications network to the construction of the network management center and required network management architecture. ACSI NT's customers are those that demand optimal network design and efficient network construction. These customers look to outside independent suppliers to meet growth needs and to address other high-level service and network management requirements. The Company believes that ACSI NT is one of the few suppliers that are able to provide the complete telecommunications infrastructure solutions that customers demand.

REGULATION

       OVERVIEW

       As a common carrier, the Company is subject to substantial federal, state and local regulation. The FCC exercises jurisdiction over all facilities and services of telecommunications common carriers to the extent those facilities are used to provide, originate or terminate interstate or international communications. State Commissions retain jurisdiction over the Company's facilities and services to the extent they are used to originate or terminate intrastate communications. Local governments may require the Company to obtain licenses or franchises permitting access to or use of public rights-of-way to install and operate its networks.

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

       The FTA requires all LECs (including ILECs and CLECs): (i) not to prohibit or unduly restrict resale of their services; (ii) to provide number portability; (iii) to provide dialing parity and nondiscriminatory access to telephone numbers, operator services, directory assistance and directory listings; (iv) to afford access to poles, ducts, conduits and rights-of-way; and
(v) to establish reciprocal compensation arrangements for the transport and termination of local telecommunications traffic. It also requires ILECs to negotiate local interconnection agreements in good faith and to provide interconnection (a) for the transmission and routing of telephone exchange service and exchange access, (b) at any technically feasible point within the ILEC's network, (c) that is at least equal in quality to that provided by the ILEC to itself, its affiliates or any other party to which the ILEC provides interconnection and (d) at rates, terms and conditions that are just, reasonable and nondiscriminatory. ILECs also are required under the new law to provide nondiscriminatory access to network elements on an unbundled basis at any technically feasible point, to offer their local telephone services for resale at wholesale rates, and to facilitate collocation of equipment necessary for competitors to interconnect with or access unbundled network elements.

       In addition, Section 271 of the FTA requires RBOCs to comply with certain safeguards and offer interconnection that satisfies a prescribed 14-point competitive checklist before the RBOCs are permitted to provide in-region interLATA (i.e. long distance) services. These safeguards are designed to ensure that the RBOCs' competitors have access to local exchange and exchange access services on nondiscriminatory terms and that subscribers of regulated non-competitive RBOC services do not subsidize their provision of competitive services. The safeguards also are intended to promote competition by preventing RBOCs from using their market power in local exchange services to obtain an anti-competitive advantage in the provision of other services.

       Three RBOCs have filed applications with the FCC for authority to provide in-region interLATA service in selected states. Requests by SBC Communications in Oklahoma, by Ameritech in Michigan, and by BellSouth in South Carolina and Louisiana to provide long distance, all were denied by the FCC. Other RBOCs have begun the process of applying to provide in-region interLATA service by filing with State Commissions notice of their intent to seek relief from the interLATA services restriction by the FCC.

       Notably, several RBOCs challenged the constitutionality of certain provisions of the FTA which bar the RBOCs from providing in-region interexchange and other services by filing a lawsuit in the U.S. District Court for the Northern District of Texas. On December 31, 1997, Judge Kendall released an order which invalidated Sections 271-275 of the FTA as they pertain to SBC, US West and Bell Atlantic, after finding that these provisions violated the constitutional prohibition against "bills of attainder." However, Judge Kendall's decision was reversed by the U.S. Court of Appeals for the Fifth Circuit on September 4, 1998. The U.S. Supreme Court declined to review the Fifth Circuit's decision on January 19, 1999. On December 22, 1998, the U.S. Court of Appeals for the District of Columbia rejected a similar petition filed by BellSouth; a petition for review by the Supreme Court is pending in that case.

       However, the FTA also granted important regulatory relief to industry segments which compete with CLECs. ILECs were given substantial new pricing flexibility. RBOCs have the ability to obtain authorization to provide long distance services under prescribed circumstances and were granted new rights to provide certain cable TV services. IXCs were permitted to construct their own local facilities and/or resell local services. State laws no longer can require CATVs to obtain a franchise before offering telecommunications services nor permit CATVs' franchise fees to be based on their telecommunications revenues. In addition, under the FTA all utility holding companies are permitted to diversify into telecommunications services. See "Risk Factors -- Competition." Finally, Section 706 of the FTA empowered the FCC to forbear from regulation as necessary to encourage the widespread deployment of "advanced communications services," and the FCC has proposed invoking that authority to permit ILECs to provide advanced services through separate affiliates that would not be subject to network unbundling and service resale obligations.

       FCC RULES IMPLEMENTING THE LOCAL COMPETITION PROVISIONS OF THE FTA. On August 8, 1996, the FCC released a First Report and Order, a Second Report and Order and a Memorandum Opinion and Order in its CC Docket 96-98 (combined, the "Interconnection Orders") that established a framework of minimum, national rules enabling State Commissions and the FCC to begin implementing many of the local competition provisions of the FTA. In its Interconnection Orders the FCC prescribed certain minimum points of interconnection necessary to permit competing carriers to choose the most efficient points at which to interconnect with the ILECs' networks. The FCC also adopted a minimum list of unbundled network elements that ILECs must make available to competitors upon request and a methodology for State Commissions to use in establishing rates for interconnection and the purchase of unbundled network elements. The FCC also adopted a methodology for states to use when applying the FTA's "avoided cost standard" for setting wholesale prices with respect to retail services.

       The following summarizes the FCC's rulings on key issues addressed in the Interconnection Orders.

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

       - ACCESS TO UNBUNDLED ELEMENTS. ILECs are required to provide requesting telecommunications carriers with nondiscriminatory access to network elements on an unbundled basis at any technically feasible point on rates, terms, and conditions that are just, reasonable and nondiscriminatory. At a minimum, ILECs must unbundle and provide access to network interface devices, local loops, local and tandem switches (including all software features provided by such switches), interoffice transmission facilities, signaling and call-related database facilities, OSS and information and operator and directory assistance facilities. Further, ILECs may not impose restrictions, limitations or requirements upon the use of any unbundled network elements by other carriers. ILECs must make available to any requesting local carrier any individual interconnection, service, or network element arrangement contained in their existing agreements with others (the "pick-and-choose" rule).

       - METHODS OF OBTAINING INTERCONNECTION AND ACCESS TO UNBUNDLED ELEMENTS. ILECs are required to allow physical collocation of equipment necessary for interconnection or access to unbundled network elements at the ILEC's premises, except that the ILEC may offer virtual collocation if it demonstrates to the PSC that physical collocation is not practical for technical reasons or because of space limitations.

       - TRANSPORT AND TERMINATION CHARGES. The FCC rules require that ILEC charges for transport and termination of local traffic delivered to them by competing LECs must be cost-based and should be based on the LECs' Total Element Long-Run Incremental Cost ("TELRIC") of providing that service.

       - PRICING METHODOLOGIES. New entrants were required to pay for interconnection and unbundled elements at rates based on the ILEC's TELRIC of providing a particular network element plus a reasonable share of forward-looking joint and common costs, including a reasonable profit. ILECs were required to establish different rates for network elements in at least three defined geographic areas to reflect cost differences.

       - RESALE. ILECs are required to offer for resale any telecommunications service that they provide at retail to subscribers who are not telecommunications carriers. State Commissions were required to identify which marketing, billing, collection and other costs will be avoided or that are avoidable by ILECs when they provide services on a wholesale basis and to calculate the portion of the retail rates for those services that is attributable to the avoided and avoidable costs.

       - ACCESS TO RIGHTS-OF-WAY. The FCC established procedures and guidelines designed to facilitate the negotiation and mutual provision of nondiscriminatory access by telecommunications carriers and utilities to their poles, ducts, conduits, and rights-of-way.

       - UNIVERSAL SERVICE REFORM. All telecommunications carriers, including the Company, are required to contribute funding for universal service support, on an equitable and nondiscriminatory basis, in an amount sufficient to preserve and advance universal service pursuant to a specific or predictable universal service funding mechanism. On May 8, 1997, the FCC released an order implementing these requirements by reforming its existing access charge and universal service rules. See "Other Federal Regulation -- Universal Service Reform" below.

       Most provisions of the Interconnection Orders were appealed. Numerous appeals were consolidated for consideration by the Eighth Circuit (captioned Iowa Utilities Board v. FCC). On July 18, 1997, the Court of Appeals released its decision regarding issues raised in the consolidated appeals of the Interconnection Orders, upholding the Orders in part and reversing them in part; it modified that decision on August 22, 1997. Among other things, the Eighth Circuit vacated FCC rules that: (i) governed the manner in which State Commissions established rates for access to ILEC unbundled network elements and resale of ILEC retail services; (ii) required ILECs to combined certain ILEC unbundled network elements; and (iii) allowed CLECs to select the terms and conditions of ILEC interconnection agreements with other telecommunications carriers (i.e. "pick and choose") for use in their own interconnection agreements with such ILECs. In addition, on August 10, 1998, the Eighth Circuit issued a ruling in a related appeal upholding the FCC's regulations that "shared transport" be made available as an unbundled network element.

       On January 25, 1999, the U.S. Supreme Court reversed important portions of the Eighth Circuit's holding in AT&T Corp. v. Iowa Utilities Board. Specifically, the Supreme Court ruled that: (i) the FCC properly exercised its authority under the FTA in establishing pricing rules applicable to ILEC unbundled network elements and resale; (ii) the FCC had authority to preclude ILECs from separating unbundled network elements which are already combined; and
(iii) the FCC was justified in imposing a "pick and choose" requirement. However, the Supreme Court also held that the FCC's analysis in support of creating a minimum list of seven mandatory ILEC unbundled network elements was inadequate. The Court ruled that the FCC failed to consider whether access to proprietary network elements was "necessary," or whether lack of access to any such element would "impair" the ability of CLECs to offer telecommunications services. The Court vacated the relevant rule and remanded the matter to the FCC either to modify the rule or justify it, subject to further court review.

       The Eighth Circuit Court of Appeals has not yet reinstated the FCC rules that the Supreme Court affirmed. Several ILECs have asked the Eighth Circuit not to reinstate those rules until it considers their argument that the FCC's pricing rules for network elements represent an unconstitutional taking of property without just compensation. ILECs had previously argued that the FCC's pricing method ignores their historic costs and underestimates the actual costs of providing interconnection and unbundled access. The Eighth Circuit did not reach that issue when it first reviewed the FCC's Interconnection Orders, and the Supreme Court noted that the issue was not before it. The FCC, the U.S. Department of Justice, and a coalition of local exchange competitors have asked the Eighth Circuit to reject the ILECs' request and immediately recall its prior mandate vacating the FCC's pricing rules and other related rules.

       Even if the Eighth Circuit recalls its prior mandate, it remains to be seen how soon or how vigorously the FCC will enforce its pricing rules for unbundled network elements. The chairman of the FCC has indicated that the agency may defer reinstating its rule requiring ILECs to establish at least three geographic pricing zones for network elements until state and federal regulators have completed a realignment of universal service support mechanisms. (See "Universal Service Reform," below.) As noted above, the Supreme Court's action also provides an opportunity for ILECs to argue that the FCC should refrain from requiring ILECs to provide access to at least some network elements on the ground that they do not satisfy the FTA's "necessary" and "impair" standards. The Company is unable to predict what the outcome of these decisions or any resulting litigation will be or when these matters will be resolved.

       Certain other aspects of the FCC's Interconnection Orders were vacated by the Eighth Circuit and were not appealed to the Supreme Court; thus, they remain vacated. These include FCC rules that had directed ILECs to combine network elements requested by competitors whether or not those elements had previously been combined ("the new combinations rule"), and a provision requiring ILECs to provide interconnection superior in quality to those provided by the ILECs to themselves, when requested to do so by competitors. A trade association representing competitive long distance carriers has petitioned the Eighth Circuit to interpret the Supreme Court's decision as implying that the new combinations rule should be reinstated, even though it was not directly addressed by the Supreme Court.

       ADVANCED COMMUNICATIONS SERVICES. On August 6, 1998, the FCC took two related actions regarding the deployment of advanced communications services. "Advanced communications services" are wireline, broadband telecommunications services, such as services that rely on digital subscriber line technology (commonly referred to as xDSL) and packet-switched technology. In its first action, the FCC issued a Notice of Inquiry ("NOI") pursuant to Section 706 of the FTA seeking information regarding whether advanced telecommunications capability is being deployed to all Americans in a reasonable and timely fashion. Section 706 gives the FCC the right to forbear from regulating a market, including ILEC activities, if the FCC concludes that such forbearance is necessary to encourage the rapid deployment of advanced telecommunications capability. The FCC issued a report in the NOI proceeding on February 2, 1999. The FCC concluded that significant changes in existing policies presently are not necessary, but that it should continue to monitor the deployment of broadband services and issue another report in the year 2000. In the meantime, the Commission said that it will continue to allocate, auction, and license more radio spectrum for uses that include broadband data transmission, and will be considering the issue of access to multiple dwelling units in several proceedings.

       In a second action on August 6, 1998, the FCC issued a Memorandum Opinion and Order ("Order") and a Notice of Proposed Rulemaking ("NPRM") which (i) clarified its views on the applicability of existing statutory requirements in Sections 251 and 271 to advanced services, and (ii) sought comment on a wide variety of issues associated with the provision of advanced services by wireline carriers. Generally, the FCC clarified that the Section 251 interconnection, unbundling and resale obligations of ILECs extend to their provision of advanced services, and proposed measures to promote the deployment of advanced services by both ILECs and CLECs. Among the proposals that generally were favorable to CLECs are those for expanded physical collocation rights and strengthened rights to order unbundled network elements required to provide advanced services. However, the FCC also interpreted the FTA as permitting ILECs to deploy advanced services through separate affiliates that would not be regulated as an ILEC. Thus, such a separate affiliate of the ILEC would not be subject to Section 251 and 252 unbundling and resale obligations.

       On March 18, 1999, the FCC adopted a First Report and Order in these proceedings requiring ILECs to make available to requesting CLEC's shared cage and cageless collocation arrangements. The FCC also ruled that ILECs must permit CLECs to collocate equipment used for interconnection and/or access to unbundled network elements even if it includes switching or enhanced services functions. ILECs were barred from requiring that the switching or enhanced services functionalities be disengaged under those circumstances. The FCC also adopted rules designed to limit ILECs' ability to deny CLECs' ability to deploy transmission hardware by purporting that the equipment will cause electrical interference with other wires, and it issued a notice proposing rules to make these requirements more specific. The Company cannot predict the final outcome of these proceedings or any court appeals that might ensue.

       OTHER FEDERAL REGULATION. In general, the FCC has a policy of encouraging the entry of new competitors, such as the Company, in the telecommunications industry and preventing anti-competitive practices. Therefore, the FCC has established different levels of regulation for dominant carriers and nondominant carriers. For domestic common carrier telecommunications regulation, large ILECs such as GTE and the RBOCs are currently considered dominant carriers in their local exchange markets, while CLECs such as the Company are considered nondominant carriers.

       - TARIFFS. As a nondominant carrier, the Company may install and operate facilities for the transmission of domestic interstate communications without prior FCC authorization. Services of nondominant carriers have been subject to relatively limited regulation by the FCC, primarily consisting of the filing of tariffs and periodic reports. However, nondominant carriers like the Company must offer interstate services on a nondiscriminatory basis, at just and reasonable rates, and remain subject to FCC complaint procedures. With the exception of informational tariffs for operator-assisted services and tariffs for interexchange casual calling services, the FCC has ruled that IXCs must cancel their tariffs for domestic, interstate interexchange services. Tariffs remain required for international services. The effectiveness of those orders currently is subject to a stay issued by the U.S. Court of Appeals for the District of Columbia Circuit. The FCC also has issued an order providing CLECs the option to cease filing tariffs for interstate interexchange access services and has proposed to make the withdrawal of CLEC access service tariffs mandatory. Pursuant to these FCC requirements, the Company has filed and maintains tariffs for its interstate services with the FCC. All of the interstate access and retail "basic" services (as defined by the FCC) provided by the Company are described therein. "Enhanced" services (as defined by the FCC) need not be tariffed. The Company believes that its enhanced voice and Internet services are "enhanced" services that need not be tariffed.

       - INTERNATIONAL SERVICES. Nondominant carriers such as the Company also are required to obtain FCC authorization pursuant to Section 214 of the Communications Act and file tariffs before providing international communications services. The Company has obtained authority from the FCC to provide voice and data communications services between the United States and all foreign points (other than points that have been proscribed for foreign policy reasons) on a resale basis.

       - ILEC PRICE CAP REGULATION REFORM. In 1991, the FCC replaced traditional rate of return regulation for large ILECs with price cap regulation. Under price caps, ILECs can only raise prices for certain interstate services by a small percentage each year. In addition, there are constraints on the pricing of ILEC services that are competitive with those of CLECs. On September 14, 1995, the FCC proposed a three-stage plan that would substantially reduce ILEC price cap regulation as local markets become increasingly competitive and ultimately would result in granting ILECs nondominant status. Adoption of the FCC's proposal to reduce significantly its regulation of ILEC pricing would significantly enhance the ability of ILECs to compete against the Company and could have a material adverse effect on the Company. The FCC released an order on December 24, 1996 which adopted certain of these proposals, including the elimination of the lower service band index limits on price reductions within the access service category. The FCC's December 1996 order also eased the requirements necessary for the introduction of new services by ILECs. On May 7, 1997, the FCC took further action in its CC Docket No. 94-1 updating and reforming its price cap plan for the ILECs. Among other things, the changes require price cap LECs to reduce their price cap indices by 6.5 percent annually, less an adjustment for inflation. The FCC also eliminated rules that require ILECs earning more than certain specified rates of return to "share" portions of the excess with their access customers during the next year in the form of lower access rates. These actions could have a significant impact on the interstate access prices charged by the ILECs with which the Company competes.

       - ACCESS CHARGES. Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. Under this pricing scheme, ILECs may establish pricing zones based on access traffic density and charge different prices for each zone. The Company anticipates that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, the probable area of competition with the Company. The Company also anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnections and competitors increases. On May 7, 1997, the FCC took action in its CC Docket No. 96-262 to reform the current interstate access charge system. The FCC adopted an order which makes various reforms to the existing rate structure for interstate access that are designed to move access charges, over time, to more economically efficient rate levels and structures. The following is a nonexclusive list of actions announced by the
         FCC:

       - SUBSCRIBER LINE CHARGE ("SLC"). The maximum permitted amount which an ILEC may charge for SLC's on certain lines was increased. Specifically, the ceiling was increased significantly for second and additional residential lines, and for multi-line business customers. SLC ceiling increases began in July 1997 and will be phased-in over a two-year period.

       - PRESUBSCRIBED INTEREXCHANGE CARRIER CHARGE ("PICC"). The FCC created a new PICC access charge rate element. The PICC is a flat-rated, per-line charge that is recovered by LECs from IXCs. The charge is designed to recover common line revenues not recovered through SLCs. A schedule of maximum permitted PICC charges was established. The rate ceilings will be permitted to increase over time.

       - CARRIER COMMON LINE CHARGE ("CCL"). As the ceilings on the SLCs and PICCs increase, the per-minute CCL charge will be eliminated. Until then, the CCL will be assessed on originating minutes of use. Thus, ILECs will charge lower rates for terminating then originating access. In addition, Long Term Support ("LTS") payments for universal service were eliminated from the CCL charge.

       - LOCAL SWITCHING. Effective January 1, 1998, ILECs subject to price-cap regulation were required to move non-traffic-sensitive ("NTS") costs of local switching associated with line ports to common line and recover them through the common line charge discussed above. Local switching costs attributable to dedicated trunk ports must be moved to the trunking basket and recovered through flat-rate monthly charges.

       - TRANSPORT. The "unitary" rate structure option for tandem-switched transport was eliminated effective July 1, 1998. For price cap LECs, additional rate structure changes became effective on January 1, 1998, which altered the recovery of certain NTS costs of tandem-switching and multiplexing and the minutes-of-use assumption employed to determine tandem-switched transport prices. Also effective January 1, 1998, certain costs previously recovered through the Transport Interconnection Charge ("TIC") were reassigned to specified facilities charges. The reassignment of tandem costs previously recovered through the TIC to the tandem switching charge will be phased in evenly over a three-year period. Residual TIC charges will be recovered in part through the PICC, and price cap reductions will be targeted at the per-minute residual TIC until it is eliminated.

       In other actions, the FCC clarified that incumbent ILECs may not assess interstate access charges on the purchasers of unbundled network elements or information services providers (including ISPs); decided not to adopt any regulations governing the provision of terminating access by CLECs; ordered ILECs to adjust their access charge rate levels to reflect contributions to and receipts from the new universal service funding mechanisms; and announced that it will, in a subsequent Report and Order, provide detailed rules for implementing a market-based approach to further access charge reform. That process presumably would give ILECs progressively greater flexibility in setting rates as competition develops, gradually replacing regulation with competition as the primary means of setting prices. The FCC also adopted a "prescriptive safeguard" to bring access rates to competitive levels in the absence of competition. For all services then still subject to price caps and not deregulated in response to competition, the FCC required ILECs subject to price caps to file Total Service Long Run Incremental Cost ("TSLRIC") costs studies no later than February 8, 2001.

       Appeals of the FCC's access charge reform order were denied by the U.S. Court of Appeals for the Eighth Circuit on August 19, 1998. On October 5, 1998, the FCC released a public notice inviting comment on proposals to accelerate reductions in ILEC access charges and grant the ILECs increased flexibility when setting prices in response to competition. In an order released on the same day, the Commission deferred a scheduled increase in PICC charges from January 1, 1999, to July 1, 1999, explaining that on the latter date it expects concurrent proceedings to have a significant downward effect on ILEC access charges. ILEC annual access charge revisions taking effect at that time will reflect implementation of a revised mechanism for determining universal service high cost support for non-rural carriers (discussed below), and ILEC price caps will be adjusted downward on the basis of a large productivity improvement factor and low inflation experienced in the economy as a whole. This series of decisions could reduce the prices of ILEC access services with which the Company competes and could therefore have a significant impact on the operations, expenses, pricing and revenue of the Company.

       UNIVERSAL SERVICE REFORM. On May 8, 1997, the FCC released an order in its CC Docket No. 96-45, which reforms the current system of interstate universal service support and implements the universal service provisions of the FTA. The FCC established a set of policies and rules to ensure that low-income consumers and consumers living in rural, insular and other high cost areas receive a defined set of local telecommunications services at affordable rates. This is to be accomplished in part through expansion of direct consumer subsidy programs and in part by ensuring that rural, small and high cost LECs continue to receive universal service subsidy support. The FCC also created new programs to subsidize connection of eligible schools, libraries and rural health care providers to telecommunications networks. These programs will be funded by assessment of eligible revenues of nearly all providers of interstate telecommunications carriers, including ICPs such as the Company.

       On July 13, 1998, the FCC extended by six months, to July 1, 1999, the date on which so-called "non-rural" LECs will for the first time begin receiving explicit subsidies for the services that they provide to rural subscribers. The larger ILECs maintain that, at present, they must price the services that they provide in urban areas substantially above cost in order to support the services that they provide in rural areas. The implementation of an explicit subsidy for these carriers could affect the company in two ways. Like all carriers that provide interstate telecommunications services, the Company will be required to contribute to the subsidy. The subsidy could also enable the ILECs to reduce prices that they charge to urban business customers, putting additional competitive pressure on the Company. However, the Company also is eligible to qualify as a recipient of universal service support if it elects to provide facilities-based service to areas designated for universal service support.

       The Company presently is unable to predict the potential impact of these universal service funding reforms. On October 28, 1998, the FCC adopted an econometric model incorporating a framework of fixed assumptions about network design and other basic issues. This model will be used to estimate non-rural carriers' reimbursable costs for providing the supported services, but it is dependent upon input values for the cost of network components and other parameters. The Commission has not yet determined what those input values should be.

       The FCC's decisions in CC Docket No. 96-45 could have a significant impact on future operations of the Company. Significant portions of the FCC's order have been appealed and are under review by the U.S. Court of Appeals for the Fifth Circuit, or are the subject of further proceedings by the FCC. The Company cannot predict the outcome of these proceedings.

       STATE REGULATION

       The Company believes that most, if not all, states in which it proposes to operate will require a certification or other authorization to offer intrastate services. In some states, existing state statutes, regulations or regulatory policy may preclude some or all forms of local service competition. However, Section 253 of the FTA prohibits states and localities from adopting or imposing any legal requirement that may prohibit, or have the effect of prohibiting, the ability of any entity to provide any interstate or intrastate telecommunications services. The FCC has the authority to preempt any such state or local requirements to the extent necessary to enforce the FTA's open market entry requirements. States and localities may, however, continue to regulate the provision of intrastate telecommunications services, and, presumably, require carriers to obtain certificates or licenses before providing service.

       The Company has obtained intrastate authority for the provision of dedicated services and a full range of local switched services in each of the states where it provides local telecommunications services. In addition, the Company has obtained State Commission certification to provide interexchange services in each state where it offers to provide interexchange services to the public. There can be no assurance that the Company will receive the authorizations it may seek in the future to the extent it expands into other states or seeks to offer additional services. In most states, the Company is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate.

       Some states in which the Company operates are considering legislation which could impede efforts by new entrants in the local services market to compete effectively with ILECs. In addition, the Company believes that, as the degree of intrastate competition increases, some states are likely to offer the ILECs increasing pricing flexibility. This flexibility may present the ILECs with an opportunity to subsidize services that compete with the Company's services with revenues generated from other competitive services, thereby allowing ILECs to offer services competing with those of the Company at prices below the cost of providing the service. The Company cannot predict the extent to which this may occur or its impact on the Company's business.

       Numerous states have adopted or are considering adoption of new programs to fund state universal programs. The Company could be required to contribute a significant portion of its intrastate end user revenues toward the funding of such programs, and such a development could have a significant impact on future operations of the Company.

       LOCAL INTERCONNECTION. The FTA imposes a duty upon all ILECs to negotiate in good faith with potential interconnectors to provide interconnection to ILEC networks, exchange local traffic, make unbundled network elements available, and permit resale of most local services. In the event that negotiations do not succeed, the Company has a right to seek State Commission arbitration of any unresolved issues. The Company has signed, negotiated or arbitrated interconnection arrangements with BellSouth, Pacific Bell, Southwestern Bell, U S West, Bell Atlantic, GTE and Sprint/Central Telephone. Arbitration decisions involving the Company's interconnection arrangements in several states have been challenged in lawsuits filed in U.S District Courts by the affected ILECs. In addition, the Company has filed a lawsuit in U.S. District Court in Louisiana seeking review of the pricing of interconnection and unbundled network elements approved by the Louisiana PSC. Some of the Company's local interconnection agreements expire during 1999 and will require extension or renegotiation this year. There can be no assurance that these negotiations and renegotiations of interconnection agreements will be successful, that the agreements can be extended in a favorable manner, or that State Commission arbitration of any unresolved issues will be decided favorably to the Company.

       The Company has experienced some difficulty in obtaining timely ILEC implementation of local interconnection agreements. Delays encountered in obtaining facilities have caused the Company to file complaints against BellSouth and U S West. Similar problems have been experienced with other ILECs, and there can be no assurance that ILEC performance will improve.

       Under its interconnection agreements with ILECs, the Company has a right to charge ILECs reciprocal compensation for the transport and termination of local traffic routed from ILEC end users to end users of the Company's local exchange services. Many CLECs, like the Company, have accrued substantial revenue based on reciprocal compensation for the termination of calls placed to ISPs that are subscribers to their local exchange services. ILECs have taken the position that calls placed to ISPs do not terminate with the ISP and, therefore, are not "local" traffic for which the CLEC is entitled to receive reciprocal compensation under these interconnection agreements. Consequently, certain ILECs currently are refusing to pay reciprocal compensation amounts for traffic attributable to calls placed to ISPs. Since a significant portion of the Company's customer base is comprised of ISPs, a failure by ILECs to pay ISP-related reciprocal compensation could have a substantial impact on the Company's past and future revenues. The obligation of ILECs to remit such compensation currently is the subject of numerous proceedings at the FCC and State Commissions, and in Federal and state courts, including complaint proceedings initiated by the Company at State Commissions and through commercial arbitration for collection of such compensation under its interconnection agreements. Any final order by the FCC or a State Commission in a state in which the Company's interconnection agreements entitle it to reciprocal compensation, or a final determination by a Federal or applicable state court or arbitration panel that no reciprocal compensation is owed for calls placed to ISPs, could have a material adverse effect on the Company.

       As of March 25, 1999, over 30 state PUCs have rendered decisions holding that ILECs were required to make reciprocal compensation payments to CLECs for dial-up traffic originating on ILEC public switched telecommunications networks ("PSTNs") and terminated by CLECs to ISPs. On the other hand, several other state PUCs recently have ruled that CLECs are not entitled to collect reciprocal compensation for terminating ISP-bound traffic, at least under newly arbitrated interconnection agreements on a going forward basis. These decisions did not address the issue of payment for past due reciprocal compensation for ISP traffic.

       It is possible that some states may choose to revisit their reciprocal compensation decisions in light of a February 26, 1999, ruling by the FCC declaring that ISP-bound traffic is predominantly "interstate" traffic that is subject to federal jurisdiction. Rejecting CLEC arguments that calls delivered to ISPs terminate at the ISPs' local servers, the FCC concluded that calls delivered to ISPs continue to the ultimate Internet website destinations that often are located in other states. Having concluded that the local access call and ISP routing constitute a single end-to-end transmission, the FCC then found that most traffic delivered to ISPs is jurisdictionally "interstate" in nature, does not constitute "telephone exchange service," and does not constitute local traffic of a type which is subject to the reciprocal compensation requirements enunciated by Section 251(b)(5) of the FTA. Each of these findings standing alone would substantially undercut CLEC arguments that compensation is due to them from ILECs for traffic delivered to ISPs. Since most current agreements provide that compensation is owed for the termination of "local" traffic, which commonly is defined as calling which originates and terminates in a single local exchange area, the FCC's findings provide ILECs with a basis for arguing that ISP traffic is not compensable. ILECs can be expected to argue that the FCC's jurisdictional determination is decisional, and that the FCC's conclusion that the local access call to an ISP and the associated ISP routing constitute a single end-to-end communication for jurisdictional purposes forecloses a finding that calls placed to ISP servers terminate in the exchange area where such servers are located, and, therefore constitute "local" calls within the meaning of local interconnection agreements.

       However, having found that most ISP-bound traffic is jurisdictionally interstate, the FCC went on to clarify that its jurisdictional determination does not preclude parties from including ISP-bound traffic within the scope of the reciprocal compensation provisions included in their local interconnection agreements. Given that the FCC historically has treated ISP-bound traffic as though it were local, and ILECs have treated ISP-bound traffic as intrastate for jurisdictional separation purposes, the FCC found that parties to local interconnection agreements reasonably may have agreed that reciprocal compensation must be paid for ISP-bound traffic. Where parties have so agreed, the FCC stated that the parties are bound by those agreements, as interpreted and enforced by the State Commissions. The FCC repeatedly stated that its conclusion that ISP-bound traffic is jurisdictionally interstate does not (i) interfere with existing PUC findings that contractual reciprocal compensation requirements apply to ISP-bound traffic, (ii) prevent additional PUCs from reaching the same conclusion, or (iii) preclude PUCs from establishing contract terms through arbitration which apply reciprocal compensation to ISP-bound traffic.

       The FCC also recognized that the topic of ISP-bound traffic rarely is addressed in express terms in existing interconnection agreements. The FCC indicated that State Commissions should consider all of the relevant facts, including the negotiation of the agreements in the context of the FCC's longstanding policy of treating this traffic as local, and the conduct of the parties pursuant to those agreements. To aid State Commissions in discerning the intent of the parties, the FCC identified a list of illustrative factors which may indicate whether the parties intended to treat ISP-bound traffic as "local" for reciprocal compensation purposes.

       On a prospective basis, the FCC has initiated a proceeding to establish new rules applicable to inter-carrier compensation arrangements for ISP-bound traffic. The FCC expressed a preference for continuing to rely on private negotiation and State Commission arbitration, but also raised the possibility of adopting federal rules governing inter-carrier compensation for ISP-bound traffic.

       However, the FCC distinguished its conclusion with respect to PSTN traffic en route to ISPs from traffic that reaches ISPs via circuits that do not use public switching facilities. On October 30, 1998, the FCC released a decision holding that certain forms of dedicated high-speed data circuits used for Internet access must be obtained pursuant to federal tariffs.

       The FCC's order concerning the payment of reciprocal compensation for ISP-bound traffic has been appealed by several parties to the U.S. Court of Appeals for the District of Columbia. Any portion of the order could be reversed by the Court, and the Company is unable to predict the outcome of these appeals.

       The Company is prepared to argue on the merits that neither of these recent FCC decisions should provide a basis for overturning any State Commission findings that existing interconnection agreements require ILECs to pay CLECs reciprocal compensation for dial-up ISP-bound traffic. The Company recognizes, however, that many ILECs are likely to draw a different conclusion and ask State Commissions to revisit their decisions on the reciprocal compensation issue. While the Company believes that it ultimately will prevail and collect reciprocal compensation accrued under past interconnection agreements, the possibility remains that some or all amounts will ultimately prove uncollectible. Adverse decisions on this issue could have a materially adverse effect on the Company's financial position.

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

       CONTENT REGULATION. Because the Company does not hold itself out as editing or otherwise controlling the content of communications that traverse its systems, it is generally unaffected by government content regulation. On June 26, 1997, the U.S. Supreme Court ruled unconstitutional provisions of the FTA, referred to as the Communications Decency Act, which restricted transmission of "indecent" or "patently offensive" material over the Internet, though it upheld restrictions on transmission of obscene material. Congress attempted to remedy the constitutional defects of the Constitutional Decency Act in 1998 by adopting the Child Online Protection Act, but on February 1, 1999, a federal district court judge issued a preliminary injunction against enforcement of that legislation on the ground that it, too, will probably be held unconstitutional.

       In recent years, Congress has adopted legislation designed to limit the liability of data communications and online service providers. On November 12, 1997, the U.S. Court of Appeals for the Fourth Circuit ruled that under certain defined circumstances the FTA protects interactive computer service providers from liability for defamatory material posted on their systems by third parties; the Supreme Court declined to review that case on June 22, 1998. The Digital Millenium Copyright Act, signed into law on October 28, 1998, provides limitations against liability for online copyright infringement, provided that certain conditions are met. Both acts are subject to interpretation, however, and it is not certain that the Company will be able to make successful use of the defenses provided if plaintiffs were to accuse it of facilitating the dissemination of defamatory or copyright-infringing material. Moreover, those statutes do not address every potential form of content liability. On July 2, 1998, a federal district court in Ohio rejected a First Amendment challenge to regulations administered by the U.S. Department of Commerce that restrict the posting of certain forms of encryption programs on Internet sites that are accessible to foreigners. In other circumstances, courts have held that communications companies can be held liable for consequential damages if they are grossly negligent or engage in willful misconduct that delays or distorts the transmission of important or time-sensitive information.

EMPLOYEES

       As of December 31, 1998, the Company employed a total of 1,230 individuals full time. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

       The Company leases 59,545 and 24,255 square foot office spaces in Annapolis Junction, Maryland for its corporate headquarters and network management center for $89,069 and $31,031 per month as of December 31,1998, subject to periodic increases in specified amounts. The primary lease expires in 2003 with an option to renew for one additional five-year period. The secondary lease terminates in April 2005. Additional office space of 55,515 square feet is leased in Columbia, Maryland and Laurel, Maryland for two additional corporate offices, local network operations and the Company's billing center. These leases expire in 2007, 2000, 1999, and 2000, respectively. On October 28, 1998, the Company executed a lease for 167,285 square feet in Herndon, Virginia, with rent to commence July 1, 1999 for $395,629 per month for the first twelve months.

       As of December 31, 1998, the Company's various operating subsidiaries have leased facilities for their offices and network nodes. The aggregate monthly rent on these properties is approximately $619,000. The various leases expire on dates ranging from January 1999 to October 2008. Most have renewal options. Additional office space and equipment rooms will be leased as additional networks are constructed and the Company's operations are expanded.

       The Company believes that its insurance coverage on these properties is adequate and in compliance with the related leases.

ITEM 3.  LEGAL PROCEEDINGS

       The Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations. (See "Regulation")

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock trades on The NASDAQ Stock Market under the symbol "ESPI". From May 22, 1996 until April 14, 1998, the Company's NASDAQ trading symbol for its Common Stock was "ACNS". On April 15, 1998, in connection with the Company's change in name, the Company changed its NASDAQ trading symbol.

       The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Common Stock obtained from The Nasdaq Stock Market.

                                                                            HIGH PRICE           LOW PRICE
                                                                            ----------           ---------
FISCAL PERIOD ENDED DECEMBER 31, 1996
  First Quarter.......................................................       $13.25                 $ 8.50
  Second Quarter......................................................        12.50                   9.88
FISCAL YEAR ENDED DECEMBER 31, 1997
  First Quarter.......................................................        11.13                   6.50
  Second Quarter......................................................         7.69                   4.75

  Third Quarter............................. ..........................       12.25                   6.38
  Fourth Quarter.......................................................       14.00                  10.63
FISCAL YEAR ENDED DECEMBER 31, 1998
  First Quarter........................................................      $19.63                $ 11.63
  Second Quarter.......................................................       22.56                  15.00
  Third Quarter............................. ..........................       23.03                   9.00
  Fourth Quarter.......................................................       14.06                   5.31

       On March 19, 1999, the last reported sales price for the Common Stock as reported on The Nasdaq Stock Market was $10.875. As of December 31, 1998, there were approximately 291 holders of record of the Common Stock.

DIVIDEND POLICY

       The Company has never paid dividends on the Common Stock and does not expect to declare any dividends on the Common Stock in the foreseeable future. The Company's indentures and its credit facilities with AT&T Commercial Finance Corporation contain certain covenants that restrict the Company's ability to declare or pay dividends on the Common Stock.

Recent Sales of Unrestricted Securities

       On November 6, 1998, the Company issued 203,438 shares of Common Stock to ICANECT pursuant to an Asset Purchase Agreement by and among e.spire Communications, Inc.; Internet Communications of America, Inc.; Robert Hurwitz and Elmer Hurwitz. The shares of Common Stock were issued as partial consideration for the exchange of the right, title and interest in certain of the assets (primarily customers and equipment) of Internet Communications of America, Inc. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

       The selected consolidated financial data presented below under the captions "Statement of Operations Data" for the years ended June 30, 1995 and 1996, December 31, 1997 and 1998, and "Balance Sheet Data" as of June 30, 1995 and 1996, and December 31, 1996, 1997 and 1998 are derived from and qualified by reference to the audited Consolidated Financial Statements of the Company and the related notes thereto, and should be read in conjunction therewith and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations". Subsequent to June 30, 1996, the Company changed its fiscal year-end from June 30 to December 31. The "Statement of Operations Data" for the year ended December 31, 1996 has been derived from the unaudited consolidated financial statements of the Company which, in the opinion of Management includes all adjustments consisting of normal recurring adjustments which the Company considers necessary for a fair presentation of the results of operations for that period.

                                               SELECTED CONSOLIDATED FINANCIAL DATA
                                                 (in thousands, except share data)

                                                       Fiscal          Fiscal
                                                     Year Ended      Year Ended      Year Ended       Year ended     Year ended
                                                       June 30,        June 30,      December 31,     December 31,   December 31,

                                                         1995            1996            1996            1997           1998
                                                   ------------------------------------------------------------------------------
      STATEMENT OF OPERATIONS DATA:
   Revenues                                             $     389       $    3,415     $    9,417     $    59,001    $   156,759
   Operating expenses:
   Network, development and operations                      3,282            5,265         11,046          52,881        106,813
   Selling, general and administrative                      4,598           13,464         30,656          59,851        103,639
   Non-cash stock compensation                              6,419            2,736          2,081           4,274          9,928
   Depreciation and amortization                              498            3,078          7,228          24,131         47,332
                                                   ------------------------------------------------------------------------------
     Total operating expenses                              14,797           24,543         51,011         141,137        267,712
                                                   ------------------------------------------------------------------------------
   Loss from operations                                  (14,408)         (21,128)       (41,594)        (82,136)      (110,953)
   Interest and other income                                  218            4,410          6,390           8,685         23,348

   Interest and other expense                              (170)         (10,477)       (18,032)        (41,565)       (75,474)
   Debt conversion expense                                 (385)                0              0               0              0
                                                   ------------------------------------------------------------------------------
   Net loss before minority interest                    (14,746)         (27,195)       (53,236)       (115,016)      (163,079)
   Minority interest (2)                                      48              413            417               0              0
                                                   ------------------------------------------------------------------------------
   Net loss                                          $  (14,698)     $   (26,782)    $  (52,819)    $  (115,016)    $ (163,079)
                                                   ==============================================================================
   Preferred stock dividends and accretion               (1,071)          (3,871)        (4,021)        (11,630)       (36,080)
                                                   ------------------------------------------------------------------------------
   Net loss to common stockholders                   $  (15,769)     $   (30,653)    $  (56,840)    $  (126,646)    $ (199,159)
                                                   ==============================================================================
   Net loss per common share                         $    (3.30)     $     (4.96)    $    (8.54)    $     (4.65)    $    (4.45)
                                                   ==============================================================================
   Weighted average shares outstanding                     4,772            6,185          6,653          27,234         44,752
OTHER DATA:
   EBITDA(3)                                         $   (7,443)     $   (14,901)    $  (31,868)    $   (53,732)    $  (53,693)
   Capital expenditures                                   15,303           60,856        107,773         135,036        249,256



BALANCE SHEET DATA (END OF PERIOD):                      June 30,         June 30,      December 31,   December 31,   December 31,
                                                           1995             1996           1996           1997           1998
                                                   ------------------------------------------------------------------------------
   Cash and cash equivalents                             $ 20,351        $ 134,116      $  78,619      $  260,837     $  328,758
   Total assets                                            37,627          223,600        230,038         638,896        982,957
   Working capital                                         13,908          114,966         46,001         272,234        325,734
   Property, plant and equipment, net                      15,567           76,739        136,083         250,478        485,934
   Long-term debt, including current portion                3,798          184,382        210,410         461,285        749,815
   Long-term liabilities                                    4,723          189,072        216,484         461,321        746,765
   Redeemable stock, options and warrants                   2,931            2,155          2,000         206,160        241,044
   Stockholders' equity (deficit)                          22,141            8,982       (27,038)        (65,356)      (101,734)

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

(3) EBITDA consists of net income (loss) before net interest, income taxes, depreciation and amortization, and noncash stock compensation. It is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with Generally Accepted Accounting Principles. Noncash compensation associated with employee stock and stock options was $6.4 million, $2.7 million, $2.0 million, $4.3 million and $9.9 million for the years ended June 30, 1995 and 1996 and the years ended December 31, 1996, 1997 and 1998, respectively. See Note 9 of Notes to the Company's Consolidated Financial Statements.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

       e.spire, formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 35 markets throughout the United States. By the end of 1997, the Company had become one of the first CLECs to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. In August 1998, the Company announced its plan to enter the New York and Philadelphia local markets, and to provide long-haul fiber capabilities between New York and Baltimore through a long-term dark fiber lease with Metromedia Fiber Network, Inc. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of December 31, 1998, was comprised of 1,742 route miles of fiber in its 35 local networks in 21 states, 66 Newbridge ATM switches, 19 Lucent 5ESS switches and approximately 22,000 backbone long haul miles in its leased coast-to-coast broadband data network.

       With the passage of the federal Telecommunications Act of 1996 (Telecom Act, FTA or the "Act"), the Company enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services, in late 1996 and long distance services in late 1997. As of December 31, 1998, e.spire had installed 133,070 customer access lines representing a significant increase over the 35,105 access lines installed as of December 31, 1997.

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

       In 1998, the Company formed ACSI NT to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

REVENUES

       The Company reported an increase in total revenues of $97.7 million, or 166%, to $156.8 million for the year ended December 31, 1998, compared with revenues of $59.1 million for the year ended December 31, 1997 as discussed below.

Telecommunications services

       The Company reported an increase in telecommunications services revenues of $71.2 million, or 127%, to $127.3 million for the year ended December 31, 1998, compared with revenues of $56.2 million for the year ended December 31, 1997. Included in Telecommunications services are revenues from the dedicated access, switch services and data/Internet products. The increase in revenues was attributable to the Company's greater presence and expansion in its 35 local fiber optic networks. Also, the introduction of new service offerings such as e.spire Platinum and Gold have contributed to the increase in revenues. The Company also increased the number of route miles, buildings connected and voice and data switches deployed. Between December 31, 1997 and December 31, 1998, the Company increased route miles by 681, or 64% and buildings connected increased by 1,308, or 82%. Lucent 5ESS switches deployed increased to 19 as of December 31, 1998 from 16 as of December 31, 1997. In addition, the Company has deployed 66 ATM switches over its coast-to-coast data network as of December 31, 1998, up from 44 as of December 31, 1997. Also, access lines installed, net of disconnects resulting from the Company's previously announced plan to eliminate switched resale, increased by 97,965, or 279% to 133,070 at December 31, 1998, from 35,105 at December 31, 1997. More than 80% of net access lines installed during the three months ended December 31, 1998 were on-net.

       Included in telecommunications services revenues are revenues of approximately $17.7 million and $1.6 million, for the years ended December 31, 1998 and 1997, respectively, for reciprocal compensation relating to the transport and termination of local traffic primarily to ISPs from customers of incumbent local exchange carriers pursuant to various interconnection agreements. These local exchange carriers have not paid and have disputed the majority of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. The resolution of these disputes will be based on rulings by state PUCs, or the FCC, the courts and/or commercial arbitrators. The FCC recently ruled that ISP-bound traffic is jurisdictionally "interstate in nature" but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of existing local interconnection agreements. To date, there have been no unfavorable final rulings concerning payment of past due reciprocal compensation amounts for ISP traffic in states in which e.spire billed reciprocal compensation through December 31, 1998. Although there can be no assurance that future regulatory rulings will be favorable to the Company, the Company believes that all of these amounts are ultimately collectible, although the timing of receipts cannot be predicted at this time. (See "Regulation")

Network technologies services

       Network technologies services revenues increased $26.5 million, or 930%, to $29.4 million for the year ended December 31, 1998, compared with revenues of $2.9 million for the year ended December 31, 1997. The increase in revenues is attributable to the increased growth in the size and number of construction contracts in this expanded operation. The network technologies segment offers fiber optic network design, project management and construction services by ACSI NT. Also, included in network technologies revenues are revenues for construction contracts and grants of indefeasible rights of use ("IRUs") on portions of e.spire's networks to IXCs and other customers. Included in the year ended December 31, 1998 revenues was approximately $23.5 million derived from contracts with five major customers with approximately $9.5 million coming from a single customer. The Company recognized approximately $14 million in non-monetary proceeds from agreements to exchange IRUs multiple fibers along certain sections of e.spire's networks for IRUs on other companies networks. The Company expects to see continued increases in revenues from network technologies due to future growth and expansion in this line of business.

COST OF SALES

       For the year ended December 31, 1998, compared with the year ended December 31, 1997, total cost of sales increased $53.9 million, or 102%, to $106.8 million from $52.9 million for the twelve months ended December 31, 1997, as discussed below.

       Telecommunications services

       Cost of sales for telecommunications services increased $45.6 million, or 87%, to $98.1 million for the year ended December 31, 1998, from $52.5 million for the same period of 1997. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

       Included in cost of sales are costs of telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access charges and services. Such costs increased to approximately $84.6 million for the year ended December 31, 1998, from approximately $39.7 million for the year ended December 31, 1997. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the year ended December 31, 1998 and 1997, these costs were approximately $22.2 million and $13.2 million, respectively.

       Network technologies services

       Cost of sales for network technologies services increased $8.3 million, to approximately $8.7 million for the year ended December 31, 1998, compared with $.4 million for the same period of 1997. Included in network technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services. The increase in these costs was attributable to the increased growth in this expanded line of business. The Company expects this growth to continue into the future as network technologies continues to expand.

GROSS MARGIN

       For the year ended December 31, 1998, total gross margins increased $43.8 million, or 716%, to $49.9 million from $6.1 million for the year ended December 31, 1997.

       Telecommunications services

       Telecommunications services gross margin increased $25.6 million, or 699% to $29.3 million for the year ended December 31, 1998 from $3.7 million for the same period of 1997. This increase was due to the increased sales volume as described above.

       Network technologies services

       Network technologies services gross margin increased $18.2 million, or 742% to $20.7 million for the twelve months ended December 31, 1998 from $2.5 million for the twelve months ended December 31, 1997. The increase was due to the sale of new higher margin construction projects in 1998.

OPERATING EXPENSES

       Selling, General and Administrative

       For the year ended December 31, 1998, selling, general and administrative (SG&A) expenses increased $43.8 million, or 73%, to $103.6 million from $59.9 million for the same period of 1997.

       Included in selling, general and administrative expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased to $32.4 million for the year ended December 31, 1998, from $19.9 million for the year ended December 31, 1997. Also, included in selling, general and administrative expenses are operating costs such as rent, advertising and general administrative and office expenses. These expenses increased to $71.2 million for the year ended December 31, 1998 from $40.0 million for the year ended December 31, 1997.

       Increases in selling, general and administrative expenses are a result of the Company's efforts directed at obtaining more on-net customers through direct sales, as well as conversion of customers that are not presently served on the Company's facilities. The costs associated with the increase in direct sales include commissions and marketing costs that have increased from 1997 and are expected to continue to increase. Also contributing to the increases in SG&A costs were backoffice expenses that were a result of increases in personnel and professional service costs associated with the Company's rapid growth which were necessary to maintain and improve existing processes. In addition, as the Company implement continues implementation of its operations support systems ("OSS") program over the next twelve to eighteen months in which it will continue to invest capital dollars. As these systems are being installed, the Company will continue to incur backoffice operating expenses to support the existing processes.

       Non-Cash Stock Compensation

       Non-cash stock compensation expense increased $5.7 million, or 132%, to $9.9 million for the year ended December 31, 1998 from $4.3 million for the year ended December 31, 1997. Included in non-cash compensation for 1998 are accruals for the issuance of common stock in connection with 1998 performance bonuses, costs of grants of employee stock options, as well as costs associated with stock options for former executives. Costs associated with the accrual for performance bonuses were approximately $6.1 million and $2.9 million for the years ended December 31, 1998 and 1997, respectively. The costs for the compensation associated with stock option plans was approximately $3.8 million for the year ended December 31, 1998 and $1.4 million for the same period of 1997.

       Depreciation and Amortization

       Depreciation and amortization expenses increased $23.2 million, or 96%, to $47.3 million for the year ended December 31, 1998 from $24.1 million for the year ended December 31, 1997. These increases were due to an increase in gross capital assets to $562.0 million at December 31, 1998 compared with capital assets of $282.2 million at December 31, 1997.

       INTEREST AND OTHER INCOME

       Interest and other income increased $14.7 million, or 169%, to $23.3 million for the year ended December 31, 1998 from $8.7 million for the year ended December 31, 1997. The increases in interest and other income reflects the increase in earnings from the proceeds received from the issuance of the 13 3/4% Senior Notes due 2007 (the "2007 Notes"), the 14 3/4% Redeemable Preferred Stock due 2008 (the "14 3/4% Preferred Stock"), the 12 3/4% Junior Redeemable Preferred Stock due 2009 (the "12 3/4% Preferred Stock"), the 8,100,000 shares of Common Stock (the "1998 Common Stock Offering") and the 10.625% Senior Discount Notes due 2008 (the "2008 Notes") which have been invested in commercial paper, U.S. Government Securities and money market instruments.

       INTEREST AND OTHER EXPENSE

       Interest and other expense increased $33.9 million, or 82%, to $75.5 million for the year ended December 31, 1998 from $41.6 million for the year ended December 31, 1997. The increase reflected the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes"), and the 2008 Notes as well as interest expense associated with the 2007 Notes and the Company's capital leases.

       EBITDA

       Loss before interest, taxes, depreciation and amortization ("EBITDA") remained constant at ($53.7) million for the years ended December 31, 1998 and 1997. The increases in revenues were offset by increases in cost of sales and operating expenses as discussed above.

       NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

       As a result of the aforementioned increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $48.1 million, or 42%, to $163.1 million for the year ended December 31, 1998 from $115.0 million for the year ended December 31, 1997. Further, net loss applicable to common stockholders increased $72.5 million, or 57%, to $199.2 million for the year ended December 31, 1998 from $126.6 million for the same period of 1997. These increases to net loss applicable to common stockholders are primarily attributable to the preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

NOTE: SUBSEQUENT TO JUNE 30, 1996, THE COMPANY CHANGED ITS FISCAL YEAR-END FROM JUNE 30 TO DECEMBER 31.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996
(UNAUDITED)

REVENUES

       Revenues for the year ended December 31, 1997, increased $49.6 million, or 527%, to $59.0 million from $9.4 million for the year ended December 31, 1996. This increase was primarily attributable to the Company's rapid expansion of its local fiber optic networks in 32 markets by the end of 1997 (up from 21 at the end of 1996) and the increase in route miles, buildings connected and voice and data switches deployed. In late 1996, the Company introduced its coast-to-coast data network, deploying 39 Newbridge ATM switches by mid-1997. In addition, the Company introduced local switched service on a resale basis in its markets, and also provided facilities-based services in 16 of those markets by installing Lucent 5ESS switches. Revenues also increased as a result of the acquisition of Cybergate, Inc. . For the year ended December 31, 1997, approximately 42% of the Company's 1997 revenues were derived from special access and dedicated services, approximately 38% from data and Internet services and approximately 20% from switched local and other services. By contrast, 1996 revenues were derived primarily from dedicated and special access services.

COST OF SALES

       Cost of sales for the year ended December 31, 1997, increased $41.9 million, or 379%, to $52.9 million from $11.0 million for the year ended December 31, 1996. Of these amounts, approximately $44.4 million and $4.1 million, respectively, represented the cost of providing telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities and services. In addition, approximately $8.5 million and $6.9 million, respectively, represented network-related personnel costs. The increase in costs was due primarily to the Company's rapid deployment of operational networks, Lucent 5ESS switches and access lines.

OPERATING EXPENSES

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

       Non-Cash Stock Compensation

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

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

       As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $62.2 million, or 118%, to $115.0 million for the year ended December 31, 1997, from $52.8 million for the year ended December 31, 1996. Further, net loss applicable to common stockholders increased to $126.6 million from $56.8 million for the same periods, due to the increase in preferred stock dividends and accretion during 1997. This increase is primarily attributable to the issuance of 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

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

       COST OF SALES

       Cost of sales for the six months ended December 31, 1996 increased $5.8 million, or 200%, to $8.7 million from $2.9 million for the six months ended December 31, 1995, reflecting significant increases in personnel, network development and non-payroll operating expenses. Related personnel costs increased to $3.9 million in the fiscal period ended December 31, 1996, from approximately $1.5 million in the six months ended December 31, 1995. Other operating expenses related to the development of prospective new markets, which include expenses such as contract labor and legal expenses and certain franchise fees, travel expenses, rent, utilities, charges and taxes increased to $4.8 million in the six months ended December 31, 1996 from approximately $1.4 million in the six months ended December 31, 1995.

OPERATING EXPENSES

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

INTEREST AND OTHER EXPENSES

       Interest and other expense increased $7.6 million, or 271%, to $10.4 million in the six months ended December 31, 1996 from $2.8 million in the six months ended December 31, 1995. The increase reflected the accrual of interest related to the 2005 Notes and 2006 Notes and the Company's increased borrowings under the old credit facility with AT&T Credit Corporation.

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

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

       As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $26.0, or 292%, to $34.9 million for the fiscal period ended December 31, 1996, from $8.9 million for the six months ended December 31, 1995. Further, net loss applicable to common stockholders increased to $36.9 million from $10.7 million for the same periods, due primarily to the increase in net loss, accompanied by a slight increase in preferred stock dividends between periods.

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

COST OF SALES

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

OPERATING EXPENSES

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

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

       As a result of the aforementioned increases in revenues, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $12.1 million to $26.8 million for the fiscal year ended June 30, 1996, from $14.7 million for the fiscal year ended June 30, 1995. Further, net loss applicable to common stockholders increased to $30.7 million from ($15.7) million for the same periods, due primarily to the increase in net loss, accompanied by a slight increase in preferred stock dividends between periods.

CAPITAL EXPENDITURES; OPERATING CASH FLOW

       As of December 31, 1998, the Company was operating 35 digital local fiber optic networks. The costs associated with the initial construction and operation of a network may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. In addition, the Company has implemented aggressive network expansion and optimization programs. This is evidenced by an increase in fiber miles to 159,634 fiber miles at December 31, 1998, from 92,528 fiber miles at December 31, 1997. The Company also significantly increased the number of buildings connected to its network to 2,912 at December 31, 1998 from 1,604 at December 31, 1997.

       As the Company develops, introduces and expands its high-speed data/Internet and voice services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

Although, as of December 31, 1998, the Company was generating revenues from all of its fiber optic networks, on a consolidated basis it is still incurring negative cash flows due, in part, to the funding requirements for continuing network construction or development and to the roll-out of new data and voice services. In 1998, the Company invested approximately $225 million in network and telecommunications equipment. The Company expects it will continue to incur negative cash flow for at least two years. There can be no assurance that the Company's networks or any of its other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. The Company estimates that in 1999, capital required for implementation of its integrated networks and its other services and to fund negative cash flow, including interest payments, will be approximately $260 million. The Company anticipates that current cash resources are sufficient to fund its continuing negative cash flow and required capital expenditures through mid-2000.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's further development and enhancement of new services, as well as the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through December 31, 1998, the Company has raised net proceeds of approximately $1.0 billion from debt and equity financings. During the year ended December 31,1998, capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments was approximately $310 million. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. At December 31, 1998, the Company had approximately $374.7 million of cash, cash equivalents and restricted cash available for such purposes. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require that the Company obtain the consent of its debt holders.

       Management anticipates that the Company's current cash resources are sufficient to fund the Company's continuing negative cash flow and required capital expenditures through mid-2000. To meet its additional remaining capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which may require the consent of the Company's debt holders. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

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

       On July 10, 1997, the Company completed the issuance and sale of 75,000 units (the "Unit Offering"), consisting of 14 3/4% Redeemable Preferred Stock due 2008 and warrants (the "Unit Warrants") from which the Company received net proceeds of approximately $67.7 million. Dividends on the 14 3/4% Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a rate per annum of 14 3/4% of the liquidation preference per share. Dividends on the 14 3/4% Preferred Stock will be paid, at the Company's option, either in cash or by the issuance of additional shares of 14 3/4% Preferred Stock; provided, however, that after June 30, 2002, to the extent and for so long as the Company is not precluded from paying cash dividends on the 14 3/4% Preferred Stock by the terms of any then outstanding indebtedness or any other agreement or instrument to which the Company is then subject, the Company shall pay dividends on the 14 3/4% Preferred Stock in cash.

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

       On December 30, 1997, the Company entered into the New AT&T Credit Facility for the development and construction of fiber optic local networks. The Company has financing commitments for $35.0 million under the New AT&T Credit Facility, of which $35.0 had been borrowed as of December 31, 1997. Payments of principal and interest on borrowings under the New AT&T Credit Facility are payable quarterly, commencing in 1998. The loans under the New AT&T Credit Facility are secured by the capital stock of the material subsidiaries of the Company and the promissory notes (the "Intercompany Notes") of certain subsidiaries of the Company evidencing the debt. In addition, the New AT&T Credit Facility includes covenants, some of which impose certain restrictions on the Company and its material subsidiaries including restrictions on the declaration or payment of dividends, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and extraordinary corporate transactions.

       On February 26, 1998, the Company paid approximately $10.3 million to effect amendments (the "Amendments") to the indentures under which three classes of its outstanding debt securities were issued.

The Amendments revised certain covenants in the indentures which significantly limited the ability of the Company and its subsidiaries to incur additional indebtedness or make certain investments or acquisitions. The limitations on indebtedness contained in the indentures were amended to provide an alternative test permitting the incurrence of additional indebtedness based on a debt to capital ratio test, and increases the amount of unrestricted indebtedness that the Company can incur. The Amendments also permit the incurrence of indebtedness solely for the construction, acquisition, and improvement of telecommunications assets, subject to certain limitations.

       On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital leases obligations totaling $24.5 million being included in liabilities as of December 31, 1998.

       On April 3, 1998, the Company completed the public offering of 8,100,000 shares of Common Stock at a price of $18.50 per share of which 7,502,418 shares were issued and sold by the Company and certain stockholders of the Company sold 597,582 shares. Total net proceeds to the Company from the 1998 Common Stock Offering and the exercise of certain options and warrants in connection therewith were approximately $134.2 million.

      On July 24,1998, the Company completed a private placement of 10 5/8% Senior Discount Notes due 2008 yielding net proceeds to the Company of approximately $225 million. The 2008 Notes will accrue to an aggregate principal amount of $375 million by July 2008. The 2008 Notes will require payment of cash interest semi-annually in arrears beginning January 1, 2004.

YEAR 2000 PROGRAM

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

Based upon a comprehensive systems assessment of its Year 2000 readiness, which assessed both hardware and software for the Company's telecommunications network and information systems, the Company has determined that 70% of its hardware and software is Year 2000 compliant. Accordingly, the Company believes that it will not be required to modify or replace a significant portion of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Additionally, because the majority of the hardware and software in use by the Company is of the commercial off-the-shelf variety and requires minimal customization, the Company expects that its efforts to bring 100% of the software and hardware into compliance will be manageable. The Company has completed its overall planning phase, and currently is well into the execution phase, which includes verification and updating of its initial assessment, and the development and execution of specific initiatives to upgrade the remaining non-compliant hardware and software to Year 2000 compliance not later than October 31, 1999.

The Company has engaged an Information Technology Association of America Year 2000 certified consulting firm to help execute its Year 2000 readiness program in conjunction with e.spire staff.

Based upon the results of the comprehensive bringing system assessment, the Company believes that the work associated with bringing the Company into full Year 2000 compliance is manageable and limited to installing available compliant software upgrades for commercial-off-the-shelf software, the remediation of the general ledger of its subsidiary CyberGate, and the replacement of a small number of personal computers. If the replacement software is not in place before the year 2000, the most reasonably likely worst case scenario is that e.spire would not be able to add new customers to its network using an automated system, although it would be able to add new customers manually for a limited time. If the remediation of Cybergate's general ledger is not completed, it may have to resort to manual reporting processes for that subsidiary. The Company's Year 2000 plan includes risk assessment and contingency planning processes that are designed to provide alternative courses of action for the Company to follow if any of the remediation efforts are not successful or if a supplier's processes or products are not Y2K ready. The full contingency planning processes are planned to be completed by the end of July 1999.

The Company is in ongoing communications with all of its significant hardware and software suppliers and has been in communication with large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete include the estimated costs and time associated with the impact of third party Year 2000 issues based on presently available information. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company is working with its vendors to remove any non-compliant installed hardware and software by October 31, 1999. If third party vendors do not remediate prior to the Year 2000, the most reasonably likely worst case scenario is that there may be significant problems associated with service fulfillment, billing, trouble reporting and service provisioning. Contingency plans will be developed as necessary if a vendor cannot provide the necessary Year 2000 compliant product on a timely basis for the Company to meet that date.

The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. As of December 31, 1998, the Company has incurred approximately $.7 million for the initial Year 2000 Assessment Report, inventory database and validation, and beginning remediation efforts. The total cost of the Year 2000 project is estimated to be $5-$6 million and will be expensed as incurred and funded with existing cash resources. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

       In June 1997, the FASB issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. The Company has adopted the provisions of FASB 131 which resulted in additional financial statement disclosures.

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

      In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities". This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. The Company believes that the impact of the statement will not be material.

      In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"). This statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting procedures for hedges that will effect the timing of recognition and the manner in which hedging gains and losses are recognized in the Company's financial statements. The statement is effective for fiscal years beginning after June 15, 1999. The Company has adopted SFAS 133 and its adoption has had no effect on the Company's earnings or financial position.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's long term debt includes both fixed and variable rate instruments, the fair market value of the Company's fixed rate long-term debt is sensitive to changes in interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on current market rate. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates. (In thousands)

                                                                                                   Future Principal
                                                                                                       Payments
                                                                              Fair Value        ----------------------
                                                                         on December 31, 1998   1999     2000     2001
                                                                         --------------------   ----     ----     ----
Long-term debt, including Current portion:

 Fixed rate:

     2005 Senior Discount Notes, interest at 13%, maturing 2005                 142,500            0         0       0
     2006 Senior Discount Notes, interest at 12 3/4%, maturing 2006              73,200            0         0       0
     2007 Senior Discount Notes, interest at 13 3/4%, maturing 2007             265,100            0         0       0
     2008 Senior Discount Notes, interest at 10 5/8%, maturing 2008             146,250            0         0       0

 Variable rate:

     AT&T Credit Corporation facility, interest variable at
      three-month Commercial Paper rate on LIBOR plus 4.5 percent
      (9.7 percent at December 31, 1998)                                         34,563        2,188     3,938   5,688

     Total                                                                      661,613        2,188     3,938   5,688

                                                                         Future Principal Payments
                                                                      ------------------------------
                                                                      2002      2003      Thereafter
                                                                      ----      ----      ----------
Long-term debt, including Current portion:

 Fixed rate:

     2005 Senior Discount Notes, interest at 13%, maturing 2005          0         0          144,593
     2006 Senior Discount Notes, interest at 12 3/4%, maturing 2006      0         0           90,821
     2007 Senior Discount Notes, interest at 13 3/4%, maturing 2007      0         0          220,000
     2008 Senior Discount Notes, interest at 10 5/8%, maturing 2008      0         0          235,316

 Variable rate:

     AT&T Credit Corporation facility, interest variable at
      three-month Commercial Paper rate on LIBOR plus 4.5 percent
      (9.7 percent at December 31, 1998)                             7,437     8,750            6,562

     Total                                                           7,437     8,750          697,292


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in this Report beginning on page F-1 following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections of the Company's 1999 Proxy Statement entitled "Election of Directors - Information Concerning Director Nominees," "--Business Experience of Director Nominees," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Management - Business Experience of Executive Officers" are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the Company's 1999 Proxy Statement entitled "Election of Directors - Directors' Compensation," "--Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers and Directors - Summary Compensation Table," "--Option Grants in Fiscal Year Ended December 31, 1998," "--Option Exercises and Fiscal Year End Values," and "Management - Employment and Termination Agreements" are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The section of Company's 1999 Proxy Statement entitled "Stock Ownership of Certain Beneficial Owners, Directors and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The section of the Company's 1999 Proxy Statement entitled "Certain Relationships and Related Transactions" is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) EXHIBITS

                                                                                                                    EXHIBIT NO. OR
      EXHIBIT                                                                                                       INCORPORATION
        NO.                                                  DESCRIPTION                                            BY REFERENCE
    -------------------------------------------------------------------------------------------------------------------------------
        3.1      3rd Amended and Restated Certificate of Incorporation of the Company.                                 !!!
        3.2      Certificate of Designation of the Company's 14.75% Redeemable Preferred Stock due 2008.              ####

        3.3      Certificate of Amendment of the Certificate of Designation of the Company's 14.75% Redeemable        ####
                 Preferred Stock due 2008.

        3.4      Amended and Restated By-Laws of the Company, as amended.                                             !!!!
        3.5      Governance Agreement dated November 8, 1995, between the Company and the holders of its Preferred     ++
                 Stock.
        3.6      Certificate of  Designation of the Company's 12 3/4% Junior Redeemable Preferred Stock due 2009.      !
        3.7      Certificate of Correction dated March 11, 1996                                                         #
        3.8      Supplemental Governance Agreement dated February 26, 1996.                                             #
        4.1      Specimen Certificate of the Company's Common Stock.                                                    *
        4.3      March 11, 1996 Supplement to 1995 Indenture                                                          #####
        4.2      Indenture dated November 14, 1995, between the Company and Chemical
                 Bank, as trustee, relating to $190,000,000 in principal amount of
                 13% Senior Discount Notes due 2005, including the form of global note.                                ++
        4.4      Initial Global Note dated November 14, 1995.                                                          ++
        4.5      Warrant Agreement dated November 14, 1995, between the Company and
                 Smith Barney Inc. and Salomon Brothers Inc.                                                           +++
        4.6      Initial Global Warrant dated November 14, 1995.                                                       +++
        4.7      Indenture dated March 21, 1996, between the Company and Chemical Bank,

                 as trustee, relating to $120,000,000 in principal amount of 12 3/4%
                 Senior Discount Notes due 2006, including the form of global note (the "1996 Indenture").                  +++++
        4.8      Supplemental Indenture dated as of January 13, 1997, between the Company and the                           +++++
                 Chase Manhattan Bank, as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company's 13% Senior Discount Notes due 2005.
        4.9      Supplemental Indenture dated as of January 13, 1997, between the Company and the Chase Manhattan           ++++
                 Bank, as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company's
                 12 3/4% Senior Discount Notes due 2006.
        4.10     Supplemental Indenture dated as of July 7, 1997, between the Company and the Chase Manhattan Bank,         ####
                 as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company's 13%
                 Senior Discount Notes due 2005.
        4.11     Supplemental Indenture dated as of  July 7, 1997, between the Company and the Chase Manhattan Bank,        ####
                 as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company's 12 3/4%
                 Senior Discount Notes due 2006.
        4.12     Specimen Certificate of the Company's 14.75% Redeemable Preferred Stock due 2008.                          ####

        4.13     Warrant Agreement dated as of July 10, 1997, between the Company and The Chase Manhattan Bank, as          ####
                 warrant agent.
        4.14     Form of Warrant.                                                                                           ####
        4.15     Indenture dated as of July 23, 1997, between the Company and The Chase Manhattan Bank, as trustee,         ####
                 relating to the Company's 13 3/4% Senior Notes due 2007.
        4.16                 Escrow and Disbursement Agreement dated as of July 23, 1997, among the Company, the            ####
                             Bank of New York, as escrow agent, and the The Chase Manhattan Bank, as trustee, relating to the Company's 13 3/4% Senior Discount Notes due 2007.
        4.17      Specimen Certificate of the Company's 12 3/4% Junior Redeemable Preferred Stock due 2009.                  !
        4.18      Warrant Agreement dated March 6, 1997 between the Company and MCI metro
                  Access Transmission Services, Inc.                                                                        *****
        4.19      Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan          ####
                  Bank, as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company's
                  13% Senior Discount Notes due 2005.
        4.20      Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan          ####
                  Bank, as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company's
                  12 3/4% Senior Discount Notes due 2006.
        4.21      Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan          ####
                  Bank, as trustee, to the Indenture dated July 23, 1997, as amended, relating to the Company's
                  13 3/4% Senior Discount Notes due 2007.

        4.22      Indenture dated as of July 24, 1998, between the Company and the Chase Manhattan Bank, as trustee,          !!
                  relating to the Company's 10.625% Senior Discount Notes due July 1, 2008, including the form of global note.
        9.1       Standstill Agreement dated June 26, 1995, between the Company and
                  certain of its Preferred Stockholders.                                                                    ****
        9.2       Standstill Agreement dated November 8, 1995, between the Company and
                  certain of its Preferred Stockholders.                                                                      ++
        9.3       Voting Rights Agreement dated November 8, 1995, between the Company and
                  certain of its Preferred Stockholders.                                                                      ++
        9.4       Amendment to Voting Rights Agreement dated December 14, 1995.                                                #
       10.1       Exchange Agreement, dated June 1, 1994, between the Company and certain of
                  its Preferred Shareholders.                                                                                  *
       10.2       Exchange Agreement, dated June 26, 1995, between the Company and its 9%
                  Series A Preferred Shareholders.                                                                            **
       10.3       Company's amended 1994 Stock Option Plan.                                                                   ++
       10.4       Company's Employee Stock Purchase Plan                                                                     ++++
       10.5       Registration Rights Agreement dated July 1, 1992, between American
                  Lightwave, Inc. and persons named therein.                                                                  *
       10.6       Supplemental Registration Rights Agreement dated June 26, 1995.                                            ****
       10.7       Management Registration Rights Agreement dated June 30, 1995.                                              ****
       10.8       Registration Rights Agreement dated June 26, 1995, between the Company
                  and certain Preferred Stockholders.                                                                         **
       10.9       Form of Warrant Agreement issued to certain Preferred Stockholders on
                  June 26, 1995.                                                                                             ****
       10.10      Form of $.01 Warrant Agreement.                                                                            ****
       10.11      Form of $1.79 Warrant Agreement.                                                                           ****
       10.12      Form of $2.25 Warrant Agreement.                                                                           ****
       10.13      Stockholders Agreement dated June 26, 1995, between the Company and
                  certain Preferred Stockholders.                                                                            ****
       10.14      2nd Amendment to the Third Amended and Restated Employment Agreement between the Company and                %%%
                  Anthony J. Pompliano                                             ##

       10.15     Third Amended and Restated Employment Agreement between the Company                ##
                 and Riley M. Murphy.                                                                                       ****
       10.16     Employment Agreement between the Company and David L. Piazza                           ##                 *****
       10.17     Employment Agreement dated as of January 23, 1998 by and between the Company and Ronald E. Spears          ###
                 ##
       10.18     Form of Stock Option Certificates, as amended, issued to executive officers under employment               ****
                 agreements.
       10.19     Agreement, dated October 19, 1994, between the Company and Marvin
                 Saffian & Company.                                                                                          *
       10.20     Lease Agreement for the Company's executive offices at 131 National
                 Business Parkway, Suite 100, Annapolis Junction, Maryland, as amended.                                     ****
       10.21     Consulting Agreement, dated October 25, 1993, between the Company and
                 Thurston Partners, Inc.                                                                                     *
       10.22     Consulting Agreement, dated June 16, 1994, between the Company and Thurston
                 Partners. Inc. and Global Capital, Inc.                                                                     *
       10.23     Note Purchase Agreement, dated June 28, 1994.                                                               *
       10.24     Stock Purchase Agreement dated December 17, 1996 by and between the Company and CyberGate, Inc.          + + + +
       10.25     Stock Purchase Agreement, dated May 12, 1995, by and among the Company,
                 Piedmont Teleport, Inc., Randal Holcombe and Karen Holcombe, as amended.                                   ****
       10.26     Stock and Warrant Purchase Agreement, dated June 26, 1995, between the
                 Company and the Purchasers named therein.                                                                   **
       10.27     Form of Indemnity Agreement between the Company and its Director, as
                 amended.                                                                                                   ****
       10.28     Assignment and Assumption Agreement dated June 21, 1995, between the
                 Company and Apex Investment Fund II, L.P.                                                                  ****


       10.29     Letter Agreement dated November 14, 1995, between the Company and ING Equity Partners,
                 L.P.I, with respect to the purchase of 50,000 shares of the Company's 9% Series
                 B-4 Convertible Preferred Stock and warrants to purchase 214,286 shares of Common Stock.                    ++

       10.30     Warrant to Purchase Shares of American Communications Services, Inc.
                 Common Stock dated December 28, 1995, between the Company
                 and Gerard Klauer, Mattison & Co. ("GKM Warrant I").                                                        ++
       10.31     Warrant to Subscribe For and Purchase Common Stock of American Communications Services, Inc.
                 dated December 28, 1995, between the Company and Gerard Klauer, Mattison & Co. ("GKM Warrant II").          ++
       10.32     Amended 1994 Stock Option Plan of the Company.                                                              ++
       10.33     Amendment to Amended 1994 Stock Option Plan of the Company                                                !!!!!
       10.34     Registration Rights Agreement dated as of July 10, 1997 among the Company, BT Securities                   ####
                 Corporation, Alex. Brown & Sons, Incorporated, The Huff Alternative Income Fund,
                 L.P., General Motors Domestic Group Pension Trust, Societe
                 Generale Securities Corporation, ING Baring (U.S.)
                 Securities, Inc. and McDermott Inc. Master Trust.
       10.35     Registation Rights Agreement dated as of July 23, 1997 among the Company and BT Securities as              ####
                 representatives of the Initial Purchasers therein.
       10.36     Supplemental Registration Rights Agreement, dated as of July 10, 1997, among the Company, the Huff          %
                 Alternative Income Fund, L.P., General Motors Domestic Group Pension Trust and McDermott Inc. Master
                 Trust.
       10.37     Loan and Security Agreement dated December 30, 1997 between the Company and AT&T Commercial Finance         %%
                 Corporation.


       10.38     Lease Agreement dated as of August 26, 1997,  between the Company and Constellation Real Estate,           ###
                 Inc. for the Company's executive offices at 133 National Business Parkway, Suite 200, Annapolis
                 Junction, Maryland.
       10.39     Registration Rights Agreement, dated as of July 24, 1998 between the Company and Goldman Sachs &            !!
                 Co., Bear, Stearns & Co. Inc. and ING Furman Selz LLC
       10.40     Form of Non-Qualified Stock Option Certificates, as amended, issued to                                     ++++
                 Anthony J. Pompliano.
       10.41     Registration Rights Agreement dated March 6, 1997 between the Company and MCI metro                        ++++
                 Access Transmission Services, Inc.
       10.42     American Communications Services, Inc. Annual Performance Plan effective as of January 1, 1997             ###
       10.43     Lease Agreement dated as of October 28, 1998,  between the Company and Monument One LLC for the            E-1
                 Company's offices at 12975 Worldgate Drive, Herndon, Fairfax County, Virginia.
       10.44     e.spire Communications, Inc. Non Qualified Deferred Compensation Plan effective as of October 1,           E-2
                 1998 (terminated by the Compensation Committee on January 15, 1999, due to lack of participation)
        11.1     Statement re:  computation of per share earnings (loss).                                                   E-3
        16.1     Letter re: change in certifying accountant.                                                                ***
        21.1     Subsidiaries of the Registrant.                                                                            ++++
        23.1     Consent of KPMG LLP                                                                                        E-4
        27.1     Financial Data Schedules.                                                                                  E-5
        99.1     Supplemental Financial Information                                                                         E-6

------------

* Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-87200) and incorporated by reference.

** Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 26, 1995, and incorporated by reference.

*** Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995, and incorporated by reference.

**** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated reference

***** Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal period ended December 31, 1996, and incorporated by reference.

+ Previously filed as an exhibit to the Company's Annual Report on Form 10-QSB for the fiscal year ended June 30, 1995, and the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, both of which are incorporated by reference

++ Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 33-80305) and incorporated by reference.

+++ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-80673) and incorporated by reference.

++++ Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 33-20867) and incorporated by reference.

+++++ Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 26, 1996 and incorporated by reference.

# Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-3632) and incorporated by reference.

##         Management contracts or compensatory plan or arrangement.

### Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal year ended December 31, 1998 and incorporated by reference.

#### Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1997 and incorporated by reference.

##### Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-20867) and incorporated by reference.

! Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (File No. 333-34395) and incorporated by reference.

!! Previously filed as an exhibit to the Company's Registration Statement on Form S-4 ( File No. 333-64079) and incorporated by reference.

!!! Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (File No. 333-58457) and incorporated by reference.

!!!! Previously filed as exhibit to Company's Registration Statement on Form S-8 (File No. 333-71387) and incorporated by reference.

!!!!! Previously filed with the Definitive Proxy Statement filed on October 14, 1996 and incorporated by reference.

% Previously filed as exhibit to Company's Registration Statement on Form S-3 (File No. 333-58457) and incorporated by reference.

%% Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 17, 1997 and incorporated by reference.

%%% Filed as an exhibit to the Company's Form 10-Q filed for the quarter ending September 30, 1998, and incorporated by reference.

b)     REPORTS ON FORM 8-K

      (a) On November 23, 1998, the Company filed with the SEC a Current Report on Form 8-K announcing that Anthony J. Pompliano, founder and Chairman of the Board, reassumed his role as Chief Executive Officer. In addition, the Company also announced the resignation of Jack E. Reich as President, Chief Executive Officer and Director.

      (b) On February 22, 1999, e.spire Communications, Inc. filed with the SEC a Current Report on Form 8-K announcing that Dennis Kern was named Chief Operating Officer of the Company. Mr. Kern replaced Ronald E. Spears, who has resigned from the Company, effective July 1, 1999.


                                                 e.spire COMMUNICATIONS, INC.
                                        SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                Balance at        Charged to       Charged to                        Balance
                                                 Beginning        Costs and          Other                            at End
               Description                       of Period        Expenses         Accounts         Deductions      Of Period
----------------------------------------      ---------------  ---------------  ---------------  -------------------------------
Year ended December 31, 1998
  Deducted from assets accounts:
    Allowance for doubtful accounts                $1,921           $6,853                            $3,193         $5,581

Year ended December 31, 1997
  Deducted from assets accounts:
    Allowance for doubtful accounts                $  433           $2,171                            $  683         $1,921

Six months ended December 31, 1996
  Deducted from assets accounts:
    Allowance for doubtful accounts                $  190           $  243                            $    0         $  433

Year ended June 30, 1996
  Deducted from assets accounts:
    Allowance for doubtful accounts                $    9           $  181                            $    0         $  190

                                   SIGNATURES
                                   ----------

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          e.spire COMMUNICATIONS, INC.

March 31, 1999                             By: /s/ Anthony J. Pompliano
--------------                                 ------------------------
Date                                           Anthony J. Pompliano, Chairman of the Board of Directors and
                                               Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 1999                             By: /s/ Anthony J. Pompliano
--------------                                 ------------------------
Date                                           Anthony J. Pompliano, Chairman of the Board of Directors
                                               (Principal Executive Officer)

March 31, 1999                             By: /s/ David L. Piazza
--------------                                 -------------------
Date                                           David L. Piazza, Chief Financial Officer
                                               (Principal Financial and Accounting Officer)

March 31, 1999                             By: /s/ George M. Middlemas
--------------                                 -----------------------
Date                                            George M. Middlemas, Director

March 31, 1999                             By:
--------------                                 -------------------
Date                                            Edwin M. Banks, Director

March 31, 1999                             By: /s/ Christopher L. Rafferty
--------------                                 ---------------------------
Date                                            Christopher L. Rafferty, Director

March 31, 1999                             By:
--------------                                 ---------------------
Date                                            Benjamin P. Giess, Director

March 31, 1999                             By: /s/ Olivier L. Trouveroy
--------------                                 ------------------------
Date                                            Olivier L. Trouveroy, Director

March 31, 1999                             By:
--------------                                 -------------------
Date                                            Peter C. Bentz, Director

                                INDEX OF EXHIBITS
                                -----------------

EXHIBIT NO.       DESCRIPTION                                                        PAGE NO.
-----------       -----------                                                        --------
   10.43           Lease Agreement dated as of October 28, 1998 between                   E-1
                   the Company and Monument One LLC for the Company's offices
                   At 12975 Worldgate Drive, Herndon, Fairfax County, Virginia


   10.44           e.spire Communications, Inc. Non-Qualified Deferred                    E-2
                   Compensation Plan effective as of October 1, 1998 (terminated)
                   by the Compensation Committee on January 15, 1999, due to lack of participation)

   11.1            Statement re: computation of per share earnings (loss).                E-3
   23.1            Consent of KPMG LLP                                                    E-4
   27.1            Financial Data Schedule                                                E-5
   99.1            Supplemental Financial Information                                     E-6

                          e.spire Communications, Inc.

                       Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998

                  (With Independent Auditors' Report Thereon)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
e.spire Communications, Inc.:

We have audited the accompanying consolidated balance sheets of e.spire Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.spire Communications, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

Washington, D.C.

February 16, 1999, except for Note 2 which is as of February 26, 1999
                          e.spire COMMUNICATIONS, INC.

                           Consolidated Balance Sheets
                 (in thousands, except share and per share data)



                                                                                                            DECEMBER 31,
                                                                                                    ------------------------------
                                                         ASSETS                                         1997             1998
                                                                                                    -------------   --------------
Current assets:
    Cash and cash equivalents                                                                    $       260,837          328,758
    Restricted cash and investments                                                                       26,526           30,769
    Trade accounts receivable, net of allowance for doubtful accounts of $1,921 and $5,581 at
       December 31, 1997 and 1998, respectively                                                           15,514           42,254
    Unbilled revenue                                                                                          --           12,093
    Other current assets                                                                                   6,127            8,742
                                                                                                    -------------     ------------
                    Total current assets                                                                 309,004          422,616

Networks, equipment and furniture, gross                                                                 282,153          561,954
Less - accumulated depreciation and amortization                                                         (31,675)         (76,020)
                                                                                                    -------------     ------------
                    Networks, equipment and furniture, net                                               250,478          485,934
Deferred financing fees, net of accumulated amortization of $3,649, and $7,855 at
    December 31, 1997 and 1998, respectively                                                              25,031           42,184
Intangible assets, net of accumulated amortization of $776 and $3,897 at December 31, 1997
    and 1998, respectively                                                                                 8,132           14,743
Restricted cash and investments                                                                           45,375           15,125
Other assets                                                                                                 876            2,355
                                                                                                    -------------     ------------
                    Total assets                                                                 $       638,896          982,957
                                                                                                    =============     ============

                                   LIABILITIES, REDEEMABLE STOCK AND OPTIONS, MINORITY
                                           INTEREST, AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable - current portion                                                              $           438            2,188
    Obligations under capital leases - current portion                                                        --            3,607
    Accounts payable                                                                                      18,308           66,647
    Accrued interest                                                                                      13,360           13,864
    Accrued employee costs                                                                                 2,353            1,682
    Other accrued liabilities                                                                              2,311            8,894
                                                                                                   --------------    -------------
                    Total current liabilities                                                             36,770           96,882

Long-term liabilities:
    Notes payable, less current portion                                                                  460,848          723,105
    Obligations under capital leases, less current portion                                                    --           20,915
    Other long-term liabilities                                                                              474            2,745
    Dividends payable                                                                                         --               --
                                                                                                   --------------    -------------
                    Total liabilities                                                                    498,092          843,647

Redeemable stock and options:
    Redeemable options                                                                                     1,000               --
    14 3/4% Redeemable Preferred Stock due 2008                                                           55,061           70,136
    12 3/4% Junior Redeemable Preferred Stock due 2009                                                   150,099          170,908
                                                                                                   --------------    -------------
                    Total redeemable stock and options                                                   206,160          241,044
                                                                                                   --------------    -------------
Stockholders' equity (deficit):
    Common stock, $.01 par value, 125,000,000 shares authorized, 37,219,419 and 48,446,064
       shares issued and outstanding at December 31, 1997 and 1998, respectively                             372              484
    Additional paid-in capital                                                                           131,728          258,317
    Accumulated deficit                                                                                 (197,456)        (360,535)
                                                                                                   --------------    -------------
                    Total stockholders' deficit                                                          (65,356)        (101,734)
                                                                                                   --------------    -------------
Commitments and contingencies (notes 1, 2, 7, 12, 13 and 16)

                    Total liabilities, redeemable stock and options, and stockholders' deficit   $       638,896          982,957
                                                                                                   ==============    =============

See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                      Consolidated Statements of Operations
                 (in thousands, except share and per share data)



                                                                      FOR THE SIX           FOR THE YEARS ENDED
                                                   FOR THE            MONTHS ENDED             DECEMBER 31,
                                                  YEAR ENDED           DECEMBER 31,   -------------------------------
                                                 JUNE 30, 1996             1996            1997               1998
                                                ------------------  ---------------  ---------------   -------------
Revenues:
    Telecommunications services               $             3,415            6,991           56,144         127,343
    Network technologies services                              --               --            2,857          29,416
                                                ------------------  ---------------  ---------------   -------------
                                                            3,415            6,991           59,001         156,759
                                                ------------------  ---------------  ---------------   -------------
Cost of sales:
    Telecommunications services                             5,265            8,703           52,481          98,074
    Network technologies services                              --               --              400           8,739
                                                ------------------  ---------------  ---------------   -------------
                                                            5,265            8,703           52,881         106,813
                                                ------------------  ---------------  ---------------   -------------
Gross margin:
    Telecommunications services                            (1,850)          (1,712)           3,663          29,269
    Network technologies services                              --               --            2,457          20,677
                                                ------------------  ---------------  ---------------   -------------
                                                           (1,850)          (1,712)           6,120          49,946
                                                ------------------  ---------------  ---------------   -------------
Operating expenses:
    Selling, general, and administrative                   13,464           20,270           59,851         103,639
    Noncash stock compensation                              2,736              549            4,274           9,928
    Depreciation and amortization                           3,078            4,912           24,131          47,332
                                                ------------------  ---------------  ---------------   -------------
               Total operating expenses                    19,278           25,731           88,256         160,899
                                                ------------------  ---------------  ---------------   -------------
               Operating loss                             (21,128)         (27,443)         (82,136)       (110,953)

Nonoperating income (expenses):
    Interest and other income                               4,410            2,757            8,685          23,348
    Interest and other expense                            (10,477)         (10,391)         (41,565)        (75,474)
                                                ------------------  ---------------  ---------------   -------------
               Loss before minority interest              (27,195)         (35,077)        (115,016)       (163,079)

Minority interest                                             413              160               --              --
                                                ------------------  ---------------  ---------------   -------------
               Net loss                                   (26,782)         (34,917)        (115,016)       (163,079)

Preferred stock dividends and accretion                    (3,871)          (2,004)         (11,630)        (36,080)
                                                ------------------  ---------------  ---------------   -------------
               Net loss applicable to common
                  stockholders                $           (30,653)         (36,921)        (126,646)       (199,159)
                                                ==================  ===============  ===============   =============
Basic and diluted net loss per common
    share                                     $             (4.96)           (5.48)           (4.65)          (4.45)
                                                ==================  ===============  ===============   =============
Weighted average number of common
    shares outstanding                                  6,185,459        6,733,759       27,233,642      44,751,690
                                                ==================  ===============  ===============   =============


See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

            Consolidated Statements of Stockholders' Equity (Deficit)


       Year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998
                        (in thousands, except share data)


                                                                                     SERIES A-1             SERIES B
                                                                                   PREFERRED STOCK       PREFERRED STOCK
                                                                                ----------------------  -----------------
                                                                                 SHARES     AMOUNT     SHARES     AMOUNT
                                                                                --------   ---------  --------    -------
Balances at June 30, 1995                                                        186,664    $   187    227,500    $ 228
    Issuance of Series B-4 Preferred Stock                                            --         --     50,000       50
    Issuance of detachable warrants                                                   --         --         --       --
    Warrants and stock options exercised                                              --         --         --       --
    Series A and B Preferred Stock dividends accrued                                  --         --         --       --
    Cancellation of put right obligations                                             --         --         --       --
    Stock compensation expense                                                        --         --         --       --
    Net loss                                                                          --         --         --       --
                                                                                --------       ----   --------     ----
Balances at June 30, 1996                                                        186,664        187    277,500      278
    Warrants and stock options exercised                                              --         --         --       --
    Series A and B Preferred Stock dividends accrued                                  --         --         --       --
    Accretion of consulting agreement credit to exercise price of warrants            --         --         --       --
    Cancellation of put right obligations                                             --         --         --       --
    Stock compensation expense                                                        --         --         --       --
    Net loss                                                                          --         --         --       --
                                                                                --------       ----   --------     ----
Balances December 31, 1996                                                       186,664        187    277,500      278
    Shares issued as consideration for acquisitions                                   --         --         --       --
    Series A and B Preferred Stock dividends                                          --         --         --       --
    Issuance of common stock                                                          --         --         --       --
    Conversion of preferred shares                                              (186,664)      (187)  (277,500)    (278)
    Preferred dividends paid in stock                                                 --         --         --       --
    Warrants and stock options exercised                                              --         --         --       --
    Cancellation of put right obligation                                              --         --         --       --
    Stock compensation expense                                                        --         --         --       --
    Warrants issued                                                                   --         --         --       --
    Redeemable Preferred Warrants                                                     --         --         --       --
    Preferred stock dividends/accretion                                               --         --         --       --
    Shares issued to AT&T                                                             --         --         --       --
    Shares issued under employee stock purchase plan                                  --         --         --       --
    Accretion of consulting agreement credit to exercise price of warrants            --         --         --       --
    Net loss                                                                          --         --         --       --
                                                                                --------       ----   --------     ----
Balances at December 31, 1997                                                         --         --         --       --
    Issuance of common stock                                                          --         --         --       --
    Warrants and stock options exercised                                              --         --         --       --
    Stock compensation expense                                                        --         --         --       --
    Warrants issued                                                                   --         --         --       --
    Preferred stock dividends/accretion                                               --         --         --       --
    Shares issued under employee stock purchase plan and performance plan             --         --         --       --
    Cancellation of put right obligations                                             --         --         --       --
    Shares issued as consideration for acquisitions                                   --         --         --       --
    Net loss                                                                          --         --         --       --
                                                                                --------       ----   --------     ----
Balances at December 31, 1998                                                         --    $    --         --    $  --
                                                                                ========       ====   ========     ====





                                                                COMMON STOCK      ADDITIONAL                          TOTAL
                                                           ---------------------   PAID-IN         ACCUMULATED     STOCKHOLDERS'
                                                              SHARES     AMOUNT     CAPITAL           DEFICIT     EQUITY (DEFICIT)
                                                           ----------  --------- ------------   --------------- -------------------
Balances at June 30, 1995                                   5,744,782    $ 57     $ 42,412      $ (20,741)        $  22,143
    Issuance of Series B-4 Preferred Stock                         --      --        4,950             --             5,000
    Issuance of detachable warrants                                --      --        8,684             --             8,684
    Warrants and stock options exercised                      900,909       9          289             --               298
    Series A and B Preferred Stock dividends accrued               --      --       (3,871)            --            (3,871)
    Cancellation of put right obligations                          --      --          776             --               776
    Stock compensation expense                                     --      --        2,736             --             2,736
    Net loss                                                       --      --           --        (26,782)          (26,782)
                                                           ----------    ----     --------      ---------         ---------
Balances at June 30, 1996                                   6,645,691      66       55,976        (47,523)            8,984
    Warrants and stock options exercised                      139,305       1          176             --               177
    Series A and B Preferred Stock dividends accrued               --      --       (2,004)            --            (2,004)
    Accretion of consulting agreement credit to
      exercise price of warrants                                   --      --           18             --                18
    Cancellation of put right obligations                          --       1          154             --               155
    Stock compensation expense                                     --      --          550             --               550
    Net loss                                                       --      --           --        (34,917)          (34,917)
                                                           ----------    ----     --------      ---------         ---------
Balances December 31, 1996                                  6,784,996      68       54,870        (82,440)          (27,037)
    Shares issued as consideration for acquisitions         1,081,166      11        9,374             --             9,385
    Series A and B Preferred Stock dividends                       --      --       (1,114)            --            (1,114)
    Issuance of common stock                                8,660,000      86       39,866             --            39,952
    Conversion of preferred shares                         17,377,275     174          291             --                --
    Preferred dividends paid in stock                       1,650,207      16        7,791             --             7,807
    Warrants and stock options exercised                    1,367,460      14        3,254             --             3,268
    Cancellation of put right obligation                           --      --        1,000             --             1,000
    Stock compensation expense                                     --      --        4,274             --             4,274
    Warrants issued                                                --      --          480             --               480
    Redeemable Preferred Warrants                                  --      --       21,604             --            21,604
    Preferred stock dividends/accretion                            --      --      (10,516)            --           (10,516)
    Shares issued to AT&T                                     207,964       2           (2)            --                --
    Shares issued under employee stock purchase plan           90,351       1          538             --               539
    Accretion of consulting agreement credit to
      exercise price of warrants                                   --      --           18             --                18
    Net loss                                                       --      --           --       (115,016)         (115,016)
                                                           ----------    ----     --------      ---------         ---------
Balances at December 31, 1997                              37,219,419     372      131,728       (197,456)          (65,356)
    Issuance of common stock                                7,502,418      75      130,236             --           130,311
    Warrants and stock options exercised                    3,148,993      32       16,767             --            16,799
    Stock compensation expense                                     --      --        8,975             --             8,975
    Warrants issued                                                --      --          805             --               805
    Preferred stock dividends/accretion                            --      --      (36,080)            --           (36,080)
    Shares issued under employee stock purchase
      plan and performance plan                               404,169       4        2,201             --             2,205
    Cancellation of put right obligations                          --      --        1,000             --             1,000
    Shares issued as consideration for acquisitions           171,065       1        2,685             --             2,686
    Net loss                                                       --      --           --       (163,079)         (163,079)
                                                           ----------    ----     --------      ---------         ---------
Balances at December 31, 1998                              48,446,064    $484     $258,317      $(360,535)        $(101,734)
                                                           ==========    ====     ========      =========         =========



See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                     FOR THE SIX
                                                                FOR THE YEAR         MONTHS ENDED         FOR THE YEARS ENDED
                                                                    ENDED            DECEMBER 31,             DECEMBER 31,
                                                                                                    -----------------------------
                                                                JUNE 30, 1996           1996             1997             1998
                                                              -----------------   ----------------  ----------------- -----------
Cash flows from operating activities:
    Net loss                                                    $   (26,782)          (34,917)         (115,016)        (163,079)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                               3,078             4,912            23,526           47,332
          Interest deferral and accretion                            10,448            10,041            41,032           39,489
          Amortization of deferred financing fees                       668               335             2,579            4,206
          Noncash compensation, consultants, and other
              expenses                                                2,736               550             4,274            9,928
          Non-monetary revenue                                           --                --                --          (13,950)
          Other operating activities                                   (413)              178               498              569
          Changes in operating assets and liabilities:
              Trade accounts receivable                                (385)           (1,694)          (12,959)         (33,766)
              Other assets                                           (1,019)             (852)           (4,762)          (4,075)
              Accounts payable                                       17,474            12,270           (19,232)          48,101
              Accrued liabilities                                    (1,987)            2,471             3,707            7,270
                                                                    -------           -------          --------         --------
                   Net cash provided by (used in) operating
                       activities                                     3,818            (6,706)          (76,353)         (57,975)
                                                                    -------           -------          --------         --------
Cash flows from investing activities:
    Acquisitions                                                         --                --                --           (6,734)
    Restricted cash related to network activities                    (1,590)               --            (1,119)              (1)
    Network development costs and purchases of
       equipment and furniture                                      (60,856)          (64,574)         (135,036)        (242,522)
                                                                    -------           -------          --------         --------
                    Net cash used in investing activities           (62,446)          (64,574)         (136,155)        (249,257)
                                                                    -------           -------          --------         --------
Cash flows from financing activities:
    Issuance of notes payable                                       166,888            16,330           223,698          224,959
    Payment of deferred financing fees                               (8,710)             (381)          (19,230)         (21,359)
    Warrant and stock option exercises                                  298               177             3,268           16,799
    Issuances of Series B Preferred Stock, net of offering
       costs                                                          5,000                --                --               --
    Issuance of warrants with 2005 Notes                              8,684                --                --               --
    Proceeds from sale of minority interest in subsidiaries             379                --                --               --
    Payments of notes and other financing                              (146)             (343)             (495)            (438)

                                                                (Continued)
                          e.spire COMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                                                           FOR THE SIX
                                                                        FOR THE YEAR       MONTHS ENDED     FOR THE YEARS ENDED
                                                                          ENDED            DECEMBER 31,          DECEMBER 31,
                                                                                                         -----------------------
                                                                       JUNE 30, 1996         1996           1997          1998
                                                                   -------------------   --------------- -----------  ----------
Cash flows from financing activities, continued:
    Payment of obligations under capital leases                     $           --                --            --       (3,081)
    Restricted cash related to notes payable                                    --                --       (68,439)      26,007
    Shares issued under the Employee Stock Purchase Plan                        --                --           539        1,149
    Issuance of common stock                                                    --                --        39,953      130,311
    Issuance of redeemable preferred stock                                      --                --       216,248           --
    Other financing activities                                                  --                --          (816)         806
                                                                           -------           -------       -------      -------
                    Net cash provided by financing activities              172,393            15,783       394,726      375,153
                                                                           -------           -------       -------      -------
                    Net increase (decrease) in cash and cash
                       equivalents                                         113,765           (55,497)      182,218       67,921

Cash and cash equivalents, beginning of year                                20,351           134,116        78,619      260,837
                                                                           -------           -------       -------      -------
Cash and cash equivalents, end of year                              $      134,116            78,619       260,837      328,758
                                                                           =======           =======       =======      =======

Supplemental disclosure of cash flow information:
    Interest paid on all debt obligations                           $           29                15         2,085       31,087

Supplemental disclosure of noncash investing and
    financing activities:
       Equipment financing                                          $          343                --            --           --

       Dividends declared in connection with Series A
          and B Preferred Stock                                     $        3,871             2,004         1,114           --

       Dividends declared with Preferred Stock                      $           --                --         5,349       27,730

       Accrual of stock bonuses                                     $           --                --         2,886        4,762

       Cancellation of put right obligations                        $         (776)             (155)       (1,000)      (1,000)

       Shares issued as consideration for acquisitions              $           --                --         8,755        2,686

       Assets acquired under capital leases and
          non-monetary transactions                                 $           --                --            --       37,231


See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

(1)   BASIS OF PRESENTATION AND RELATED MATTERS

      (a)  ORGANIZATION

           The consolidated financial statements include the accounts of e.spire Communications, Inc. and its wholly-owned subsidiaries ("e.spire" or the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

           Effective December 31, 1996, the Company changed its fiscal year from a twelve-month period ending June 30 to a twelve-month period ending December 31. The consolidated statements of operations, stockholders' equity (deficit) and cash flows are presented for the twelve month period ended June 30, 1996, the six month period ended December 31, 1996, and the years ended December 31, 1997 and 1998.

      (b)  BUSINESS

           e.spire is an integrated communications provider. The Company owns and operates digital fiber optic networks and offers a variety of telecommunications services to long distance companies and business, government and consumer end users in selected target markets throughout the United States. The Company provides nonswitched dedicated services, including special access, switched transport, and private line services, as well as high speed data services, Internet services, local switched voice services and long-distance services using its own facilities and on a resale basis.

           In 1997, the Company began offering fiber optic network design, construction and project management services ("network technologies services") to carriers, large customers and municipalities. In 1998, the Company formed ASCI Network Technologies, Inc. ("Network technologies"), a wholly owned subsidiary, to further pursue these opportunities.

      (c)  CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments, with original maturity dates of three months or less, to be cash equivalents. The Company's investments consist of commercial paper, US Government Securities and money market instruments. The cost of these investments approximates fair value.

      (d)  RESTRICTED CASH AND INVESTMENTS

           The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $1,223 and $1,222 at December 31, 1997 and 1998, respectively. The face amount of all bonds and letters of credit is approximately $12,292 as of December 31, 1998. In addition, the
                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           Company placed approximately $70,677 into an escrow account during 1997 to fund the first five interest payments of its 13 3/4 percent Senior Notes due 2007 (see note 8). Of this amount, approximately $44,672 is remaining at December 31, 1998 for the last three unpaid interest payments. Approximately $29,547 of the escrow account, which relates to interest payments expected to be made during 1999, is classified as current at December 31, 1998. The escrow account is invested in marketable securities consisting of government and commercial securities with maturity dates ranging from January 7, 1999 to July 31, 1999.

      (e)  MARKETABLE SECURITIES

           The Company's short- and long-term debt securities and marketable equity securities are carried at estimated fair value. The estimated fair value of short- and long-term investments is determined based on quoted market prices. The Company's marketable securities have been classified as available for sale and are recorded at current estimated fair value with an offsetting adjustment, if any, to stockholders' equity (deficit). At December 31, 1997 and 1998, fair value approximated amortized cost.

      (f)  NETWORKS, EQUIPMENT, AND FURNITURE

           Networks, equipment, and furniture are stated at cost less accumulated depreciation and amortization. Costs capitalized during the network development stage include expenses associated with network engineering, design and construction, negotiation of rights-of-way, obtaining legal and regulatory authorizations and the amount of interest costs associated with the network development.

           Provisions for depreciation of networks, equipment, and furniture are computed using the straight-line method over the estimated useful lives of the assets, beginning in the month a network is substantially complete and available for use and equipment and furniture are acquired.

           The estimated useful lives of the Company's principle classes of assets are as follows:

          Networks:
            Fiber optic cables and installation costs        20 years
            Telecommunications equipment                     3 - 10 years
            Interconnection and collocation costs            3 - 10 years
            Capitalized network development costs            18 months - 20 years
          Leasehold improvements                             Shorter of term of lease
                                                               or useful life
          Furniture and fixtures                             5 years
          Computer software                                  3 years

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      (g)  INTANGIBLE ASSETS

           Intangible assets include customer lists and goodwill. Goodwill is being amortized on a straight-line basis over the period of expected benefit, generally a period of ten years. Amortization expense related to goodwill for the years ended December 31, 1997 and 1998 was approximately $726 and $1,144, respectively.

           The costs of purchased customer lists are amortized on a straight-line basis over their estimated useful lives, generally eighteen months. The Company determines the useful lives of customer lists based upon the estimated length of the acquired customers' future service. Amortization expense related to purchased customer lists was approximately $50 and $1,977 for the years ended December 31, 1997 and 1998, respectively.

      (h)  VALUATION OF LONG-LIVED ASSETS

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

      (i)  DEFERRED FINANCING FEES

           Deferred financing fees include commitment fees and other costs related to certain debt financing transactions and are being amortized using the effective interest method over the initial term of the related debt. Deferred finance fees also include payments to bondholders for debt modifications that do not result in debt extinguishment.

      (j)  REVENUE RECOGNITION

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

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           The Company recognizes revenue associated with engineering and construction contracts using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. These revenues are included as Network technologies in the consolidated statement of operations. Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. Revenue that has been earned under the percentage of completion method, but has not been billed to the customer is included in unbilled revenue in the consolidated balance sheets. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

      (k)  EARNINGS (LOSS) PER COMMON SHARE

           The computations of basic and diluted earnings (loss) per common share are based upon the weighted average number of common shares outstanding during the year. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include convertible preferred stock, stock options and warrants.

      (l)  INCOME TAXES

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

      (m)  STOCK OPTIONS

           Prior to July 1, 1996, the Company accounted for stock options in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On July 1, 1996, the Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosure for employee stock option grants as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosures of SFAS No. 123.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      (n)  RECLASSIFICATIONS

           Certain reclassifications were made in the 1997 and prior consolidated financial statements to conform to the December 31, 1998 presentation. Such reclassifications had no effect on net loss or total stockholders' equity (deficit).

      (o)  USE OF ESTIMATES

           The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results may differ from those estimates.

(2)   RISKS AND UNCERTAINTIES

      (a)  NEGATIVE CASH FLOW

           To date, the Company has funded the construction of its networks and its operations with external financing though various preferred stock, common stock, and debt issuances, as well as through capital lease financing. As a result of certain of these transactions, the Company will be required to satisfy substantially higher periodic cash debt service obligations in the future. There can be no assurance that the Company will be able to generate sufficient cash flow or otherwise obtain funds to cover interest, principal and redeemable preferred stock dividend payments associated with currently outstanding and future debt and other obligations.

           The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           its business, results of operations, and financial condition. Management believes that the Company's current cash resources will be sufficient to fund the Company's continuing negative cash flow and required capital expenditures through mid-2000.

      (b)  RECIPROCAL COMPENSATION

           The Company has recorded revenue of approximately $1.6 million and $17.7 million, respectively, for fiscal 1997 and 1998 for reciprocal compensation relating to the transport and termination of local traffic primarily to Internet service providers ("ISPs") from customers of incumbent local exchange carriers pursuant to various interconnection agreements. These local exchange carriers have not paid and have disputed the majority of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions ("PUCs"), or the FCC, the courts and/or commercial arbitrators. On February 26, 1999, the FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature" but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of existing local interconnection agreements. To date, there have been no unfavorable final rulings concerning payment of past due reciprocal compensation amounts for ISP traffic in states in which e.spire billed reciprocal compensation through December 31, 1998. The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $16.8 million at December 31, 1998. Although there can be no assurance that future regulatory rulings will be favorable to the Company, the Company believes that all of these amounts are ultimately collectible, although the timing of receipts cannot be predicted at this time.

           Certain of the Company's interconnection agreements with the incumbent local exchange carriers have expired or soon will expire. The Company believes that there is substantial risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, will be significantly less than current rates.

      (c)  YEAR 2000 ISSUE

           The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000. This could result in system failures or miscalculations causing disruptions of operations including, among other things, an inability to process transactions, provide service, send invoices or engage in similar business activities.

           The Company believes it has completed its assessment of its Year 2000 risk and has developed and is currently implementing a remediation plan which includes modification of certain current

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           systems, the implementation of new systems and coordination with vendors and customers with which the Company shares date sensitive data.

           The Company anticipates fully implementing its Year 2000 plan no later than October 31, 1999, which is prior to any anticipated impact on its operations. The completion of this plan is contingent on future events, including the continued availability of certain resources, the implementation of third party modification plans and other factors. However, there can be no assurance that these deadlines will be achieved and actual results could differ materially from those anticipated.

      (d)  CONCENTRATION OF CREDIT RISK

           The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that service the Company's markets. For the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998, approximately 60 percent, 40 percent, 20 percent, and 12 percent, respectively, of the Company's revenues was attributable to services provided to four, four, five, and five, respectively, of the largest long distance telecommunications companies. The loss of any one of these customers could have a material adverse impact on the Company's financial condition and results of operations.

           The Company provides services to certain ISPs. Such companies operate in a highly competitive and uncertain environment. Approximately 19 percent, 20 percent, and 10 percent, respectively, of the Company's revenues for the six months ended December 31, 1996 and the years ended December 31, 1997 and 1998 was attributed to these companies. At December 31, 1997, and 1998, the Company had trade accounts receivable of $5,000 and $4,800, respectively, from ISPs. At December 31, 1998, the Company also has equipment with a carrying value of approximately $16,900 that is dedicated to providing service to these ISPs. The Company believes that, if necessary, this equipment can be redeployed throughout the Company's data network.

      (e)  SYSTEMS IMPLEMENTATIONS

           The Company delayed the implementation of several back office information systems during the fourth quarter of 1998. The Company currently intends to resume the implementation of each of these systems before the end of 1999. If the Company decides in the future not to continue with some or all of these systems implementations, certain assets may become impaired and it would be necessary for the Company to write-off all or part of the $15,300 of costs incurred in connection with these system implementations, which are included in network, equipment and furniture in the consolidated financial statements as of December 31, 1998.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

(3)   SEGMENT REPORTING

      During 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has identified two reportable segments: Telecommunications and Network technologies. The Telecommunications segment provides special access, local switched voice, data transmission, and Internet services, over the Company's own facilities and on a resale basis. The Network Technologies segment offers fiber optic network design, project management and construction services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in note 1. The Company evaluates performance based on revenue from third parties and gross margin. The Network Technologies segment began operations in 1997 and was not a material part of the Company's operations until 1998.

      A summary of the information related to the Company's operations for 1998 is as follows (revenue is generated solely from external customers):

                                                TELE-             NETWORK
                                            COMMUNICATIONS     TECHNOLOGIES        TOTAL
                                           -----------------   --------------  --------------
Revenue                                       $127,343            29,416             156,759
Cost of revenue                                 98,074             8,739             106,813
                                              --------            ------             -------
               Gross margin                   $ 29,269            20,677              49,946
                                              ========            ======             =======
Total assets                                  $969,318            13,639             982,957
                                              ========            ======             =======
Increase in long-lived assets                 $279,353               448             279,801
                                              ========            ======             =======
Significant noncash items:
   Noncash revenue                            $     --            13,950              13,950
   MCI warrant expense                            (805)               --                (805)
                                              --------            ------             -------
               Total noncash items            $   (805)           13,950              13,145
                                              ========            ======             =======

      The Company reports separately, in its consolidated statement of operation, revenue and the associated cost of sales of its reportable segments. Selling, general, and administrative expenses, noncash stock compensation, depreciation and amortization, nonoperating income and expense and minority interest are not allocated at a segment level.

                                                                 (Continued)
                                        14
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      The Company has one large customer that represents approximately 11 percent of total revenues for the year ended December 31, 1998. Of these revenues, approximately $9,500 and $7,637 was earned by the network technologies and telecommunications segments, respectively.

(4)   NETWORKS, EQUIPMENT, AND FURNITURE

      Networks, equipment, and furniture consists of the following:

                                                               DECEMBER 31,
                                                       ------------------------------
                                                           1997            1998
                                                       --------------   --------------
Networks and telecommunications equipment            $       269,214          494,721
Furniture and fixtures                                         2,054           15,934
Operating support systems                                      9,700           44,211
Leasehold improvements                                         1,185            7,088
                                                       --------------   --------------
                                                             282,153          561,954

Less: accumulated depreciation and amortization               31,675           76,020
                                                       --------------   --------------
        Total, net of accumulated depreciation
          and amortization                           $       250,478          485,934
                                                       ==============   ==============

      For the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998, the Company capitalized interest of approximately $3,051, $2,268, $3,933 and $3,246, respectively.

(5)   PREFERRED STOCK

      In October 1994, the Company completed a private placement of its 9 percent Series A Convertible Preferred Stock, $1.00 par value (the "Series A Preferred Stock"). There were 138,889 shares issued for cash at $90 per share resulting in proceeds of $10,962, net of placement agent commissions and related placement fees and costs. In addition, bridge financing was converted and several other obligations were retired with proceeds of the offering. A total of 186,664 shares of the Series A Preferred Stock were issued. Further, as discussed in note 9 to the consolidated financial statements, certain parties obtained warrants to purchase shares of the Company's common stock. In June 1995, the Series A Preferred Stock was exchanged for an identical number of 9 percent Series A-1 Convertible Preferred Stock, $1.00 par value (the "Series A-1 Preferred Stock").

      In June 1995, the Company completed a private placement of its 9 percent Series B-1 Convertible Preferred Stock (the "Series B-1 Preferred"), 9 percent Series B-2 Convertible Preferred Stock (the "Series B-2 Preferred") and 9 percent Series B-3 Convertible Preferred Stock (the "Series B-3

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      Preferred"), each having a par value of $1.00 per share. There were 227,500 shares issued for cash at $100 per share with proceeds of $20,662, net of placement agent commissions and related placement fees and costs. In November 1995, 50,000 shares of 9 percent Series B-4 Convertible Preferred Stock (the "Series B-4 Preferred") were issued for cash of $100 per share resulting in proceeds of $5,000. The Series B-1 Preferred, the Series B-2 Preferred, the Series B-3 Preferred and the Series B-4 Preferred are hereafter collectively referred to as the "Series B Preferred Stock." The Series A-1 Preferred Stock and the Series B Preferred Stock are hereafter collectively referred to as the "Preferred Stock." Further, as discussed in note 9 to the consolidated financial statements, certain parties obtained warrants to purchase shares of the Company's Common Stock.

      During 1997, the Preferred Stock was converted into 17,377,275 shares of Common Stock. In connection with its Series A-1 and Series B Preferred Stock, the Company recorded approximately, $3,871, $2,004, and $1,114 for the year ended June 30, 1996, the six months ended December 31, 1996 and the year ended December 31, 1997, respectively, as a reduction in additional paid-in capital, for the payment of anticipated dividends. The Company's certificate of incorporation required the Company to accrue dividends, on a quarterly basis, at an annual rate of 9 percent of the face value of the Series A-1 and B Preferred Stock. These dividends were paid during 1997 in connection with the conversion of the Preferred Stock (see note 6).

(6)   COMMON STOCK OFFERINGS

      During 1997, the Company issued 8,660,000 shares of Common Stock for net proceeds of approximately $40,000, net of underwriters discounts and other expenses of the offering. Concurrently with this transaction, 186,664 shares of the Company's Series A-1 Preferred Stock and 277,500 shares of the Company's Series B Preferred Stock were converted into 17,377,275 shares of the Company's Common Stock (see note 5). In addition, of the approximately $8,000 of dividends accrued on the Preferred Stock prior to conversion, approximately $7,750 was paid with 1,650,207 shares of the Company's common stock. The remaining accrued dividends were paid in cash.

      On April 3, 1998, the Company completed a public offering of 8,100,000 shares of Common Stock at a price of $18.50 per share, of which 7,502,418 shares were issued and sold by the Company and 597,582 shares were sold by certain shareholders of the Company. The total net proceeds to the Company from this offering were approximately $130,311, net of underwriters discounts and other expenses of the offering.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

(7)   REDEEMABLE PREFERRED STOCK

      On July 10, 1997, the Company consummated the sale of 75,000 units consisting of its 14 3/4 percent Redeemable Preferred Stock due 2008 (the "Redeemable Preferred Stock due 2008") and warrants to purchase approximately 6,023,800 shares of its Common Stock yielding net proceeds to the Company of approximately $70,200, net of underwriters fees and other related expenses. The value attributed to the warrants was approximately $21,600. The Company will be required to redeem all outstanding shares of Redeemable Preferred Stock due 2008 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

      The Redeemable Preferred Stock due 2008 may be redeemed, in whole or in part, at the option of the Company, at any time after January 1, 2003, at the redemption prices set forth below, plus any accrued and unpaid dividends as of that date. The redemption prices, expressed in percentages, are as follows:

              YEAR                              PERCENTAGE
        -------------------               -----------------------
           2003                               107.375%
           2004                               104.917%
           2005                               102.458%
           2006 and thereafter                100.000%

      On October 6, 1997, the Company consummated the sale of 150,000 shares of its 12 3/4 percent Junior Redeemable Preferred Stock due 2009 (the "Junior Redeemable Preferred Stock due 2009") for proceeds of approximately $146,000, net of underwriters fees and other related expenses. The Company will be required to redeem all outstanding shares of the Junior Redeemable Preferred Stock due 2009 on October 15, 2009 at $1,000 per share plus any accrued and unpaid dividends.

      The Junior Redeemable Preferred Stock due 2009 may be redeemed, in whole or in part, at the option of the Company, at any time after October 15, 2003 at the redemption prices set forth below, plus any accrued and unpaid dividends as of that date. The redemption prices, expressed in percentages, are as follows:

            YEAR                           PERCENTAGE
       -------------------           ------------------------
            2003                            106.375%
            2004                            104.781%
            2005                            103.188%
            2006                            101.594%
            2007 and thereafter             100.000%

      Dividends on the Redeemable Preferred Stock due 2008 and Junior Redeemable Preferred Stock due 2009 (collectively "the Redeemable Preferred Stock") may be paid, at the Company's option, either in cash or by the issuance of additional shares of the Redeemable Preferred Stock; provided, however,

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      that after June 30, 2002, to the extent and so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness, the Company is required to pay dividends on the Redeemable Preferred Stock in cash.

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

      A summary of the changes in the Redeemable Preferred Stock is as follows:

                                                                                             JUNIOR
                                                                 REDEEMABLE                 REDEEMABLE
                                                                 PREFERRED                  PREFERRED
                                                                   STOCK                      STOCK
                                                                  DUE 2008                   DUE 2009
                                                          --------------------       --------------------
Balance at issuance, net of underwriters fees and
     other related expenses                                        $48,598                  146,045

Payment of dividends in shares of Redeemable
     Preferred Stock                                                 5,349                       --
Accrued dividends                                                       --                    3,985
Accretion to redemption value                                        1,114                       69
                                                               -------------              -------------

Balance at December 31, 1997                                        55,061                  150,099

Payment of dividends in shares of Redeemable
     Preferred Stock                                                12,480                   15,250
Accrued dividends                                                       --                    4,517
Accretion to redemption value                                        2,595                    1,042
                                                               -------------              -------------
Balance at December 31, 1998                                       $70,136                  170,908
                                                               =============              =============

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

(8)   DEBT

      Long-term debt consists of the following:

                                                                                        DECEMBER 31,

                                                                      --------------------------------------------------
                                                                               1997                       1998
                                                                      -----------------------    -----------------------
AT&T Credit Corporation equipment and working
     capital financing facility                                   $                   35,000                     34,563
2005 Senior Discount notes, interest at 13%,
     maturing November 1, 2005                                                       126,043                    144,593
2006 Senior Discount notes, interest at 12 3/4%,
     maturing April 1, 2006                                                           80,243                     90,821
2007 Senior Notes, interest at 13 3/4%, maturing
     July 15, 2007                                                                   220,000                    220,000
2008 Senior Notes, interest at 10.625%, maturing
     July 1, 2008                                                                         --                    235,316
                                                                      -----------------------    -----------------------
                        Total long-term debt                                         461,286                    725,293
Less current portion                                                                     438                      2,188
                                                                      -----------------------    -----------------------
                                                                  $                  460,848                    723,105
                                                                      =======================    =======================

      Principal payments for each of the years from 1999 to 2003 and thereafter, are due as follows:


       YEAR ENDING DECEMBER 31,

              1999                             $              2,188
              2000                                            3,938
              2001                                            5,688
              2002                                            7,437
              2003                                            8,750
              Thereafter                                    697,292
                                                   ----------------
                                               $            725,293
                                                   ================

      (a)  AT&T CREDIT CORPORATION EQUIPMENT AND WORKING CAPITAL FINANCING
           FACILITY

           In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation agreed to provide financing for the development and construction of fiber optic networks by certain of the Company's subsidiaries. Pursuant to the AT&T Credit Facility, during 1996 the Company's subsidiaries in Louisville, Fort Worth, Greenville, Columbia, and El Paso entered into loan agreements with AT&T Credit Corporation providing for up to $31,200 in loans collateralized by the assets of such subsidiaries. Pursuant to the AT&T Credit Facility,

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           AT&T Credit Corporation purchased 7.25 percent of the outstanding capital stock of each of the Company's operating subsidiaries for which it provided financing.

           On December 30, 1997, the Company and AT&T Credit Corporation agreed to amend the terms of the facility, increasing the facility to $35,000 and transferring the loan agreements from the Company's five subsidiaries to the Company as a whole. The amendment also changed the interest rates on the outstanding loans from a range of 11.93 percent to 14.47 percent to a variable rate equal to the three-month Commercial Paper Rate or LIBOR Rate plus 4.5 percent (9.7 percent at December 31, 1998). In addition, as part of the modification, the Company issued 207,964 shares of common stock in exchange for all of AT&T Credit Corporation's 7.25 percent ownership interest in the five subsidiaries. The Company has pledged all of its shares of capital stock in its material subsidiaries and Intercompany Notes to AT&T Credit Corporation. Under certain circumstances, the pledge agreement also restricts the Company's ability to receive and retain dividends in respect of the pledged collateral.

           The AT&T Credit Facility includes covenants which impose certain restrictions on the Company, including restrictions on the declaration or payment of dividends, the conduct of certain activities, certain capital expenditures, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and extraordinary corporate transactions.

      (b)  SENIOR NOTES

           On November 14, 1995, the Company completed an offering of 190,000 Units (the "Units") consisting of $190,000 principal amount of 13 percent Senior Discount Notes due 2005 (the "2005 Notes") and warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share (the "Warrants"). The 2005 Notes will accrete at a rate of 13 percent compounded semi-annually to an aggregate principal amount of $190,000 by November 1, 2000. Thereafter, interest on the 2005 Notes will accrue at the annual rate of 13 percent and will be payable in cash semi-annually. The 2005 Notes will mature November 1, 2005. The Company received net proceeds of approximately $96,100 from the sale of the Units. The value ascribed to the Warrants was $8,684.

           On March 21, 1996, the Company completed an offering of $120,000 of 12 3/4 percent Senior Discount Notes due 2006 (the "2006 Notes") resulting in net proceeds of approximately $61,800. The 2006 Notes will accrete at a rate of 12 3/4 percent compounded semi-annually to an aggregate principal amount of $120,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12 3/4 percent and will be payable in cash semi-annually. The 2006 Notes will mature on April 1, 2006.

           On July 23, 1997, the Company completed the sale of $220,000 aggregate principal amount of 13 3/4 percent Senior Notes due 2007 (the "2007 Notes"). Of the total net proceeds of approximately $204,300, the Company placed approximately $70,000, representing funds,

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           together with interest thereon, sufficient to pay the first five semi-annual interest payments on the 2007 Notes, into an escrow account for the benefit of the holders. The 2007 Notes accrue interest at a rate of 13 3/4 percent, payable in cash semi-annually, on January 15 and July 15, commencing January 15, 1998. The 2007 Notes will mature on July 15, 2007.

           On February 26, 1998, the Company paid approximately $10.3 million to effect amendments (the "Amendments") to the indentures under which the three classes of its outstanding debt securities were issued. The Amendments revised certain covenants in the indentures which significantly limited the ability of the Company and its subsidiaries to incur additional indebtedness or make certain investments or acquisitions. The limitations on indebtedness contained in the indentures were amended to provide an alternative test permitting the incurrence of additional indebtedness based on a debt to capital ratio test, and increased the amount of unrestricted indebtedness that the Company can incur. The Amendments also permit the incurrence of indebtedness solely for the construction, acquisition, and improvement of telecommunications assets, subject to certain limitations.

           On July 24, 1998, the Company completed the sale of $375,000 aggregate principal amount of 10.625 percent Senior Discount Notes due 2008 (the "2008 Notes") resulting in net proceeds of approximately $225,000. The 2008 Notes will accrete at a rate of
           10.625 percent compounded semi-annually to an aggregate principal amount of $375,000 by July 1, 2003. No cash interest will be paid on the 2008 Notes prior to July 1, 2003. Thereafter, the 2008 Notes will accrue cash interest at the annual rate of 10.625 percent payable semi-annually. The 2008 Notes will mature on July 1, 2008.

           The 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (collectively the "Notes") are general, unsubordinated and unsecured senior obligations of the Company. The Company's subsidiaries have no obligation to pay amounts due on the Notes and do not guarantee the notes. Therefore, the Notes are effectively subordinated to all liabilities of the Company's subsidiaries, including trade payables. Any rights of the Company and its creditors, including the holders of the Notes, to participate in the assets of any of the Company's subsidiaries upon any liquidation or reorganization of any such subsidiaries will be subject to the prior claims of that subsidiary's creditors.

           The Notes are subject to certain covenants which, among other things restrict the ability of e.spire and certain of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

(9)   STOCK COMPENSATION AND STOCK PURCHASE WARRANTS

      (a)  STOCK COMPENSATION

           The Company has a stock option plan which provides for the granting of options to officers, employees, directors, and consultants of the Company to purchase shares of its common stock within prescribed periods.

           In 1994, the Company entered into employment agreements with five executive officers. Pursuant to the agreements, as amended, such officers were granted options to purchase shares of Common Stock of the Company. In accordance with their employment agreements, these individuals had the right to sell certain of their shares to the Company (the put right) for a price equal to fair market value. On June 26, 1995, the employment agreements were amended to limit the purchase price paid by the Company pursuant to the put right to a maximum of $2,500, which amount is subject to further reductions based on the employees' sales of stock. During the year ended December 31, 1996, the limit was further reduced to $2,000. During the year ended December 31, 1997, put rights related to $1,000 expired without exercise. During the year ended December 31, 1998 the final $1,000 expired without exercise.

           In 1997, the Company's Board of Directors adopted an Annual Performance Plan, through which it will award its 1998 performance bonuses to management and employees through the issuance of shares of the Company's Common Stock. The Company has accrued approximately $2,900 and $6,900, in noncash compensation cost at December 31, 1997 and 1998, respectively, for this purpose.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock option plans based on the intrinsic value of the option at the date of grant. The compensation cost that has been charged against income for stock option plans was approximately, $2,700, $550, $1,400 and $3,800 for the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively. Had compensation cost for the Company's plan been determined based on the fair value at the grant dates, consistent with the method of FASB Statement 123, for all options granted after June 30, 1995, and the intrinsic value for all options granted prior to July 1, 1995, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:

                                                                 SIX MONTHS                     YEARS ENDED DECEMBER 31,
                                     YEAR ENDED                    ENDED              -----------------------------------------
                                    JUNE 30, 1996            DECEMBER 31, 1996                 1997                     1998
                                ----------------------   ---------------------------  ------------------------ ----------------
Net loss:
     As reported                      $(26,782)                 (34,917)                   (115,016)                 (163,079)
     Pro forma                        $(27,534)                 (36,829)                   (120,538)                 (175,657)
Loss per common share:

     As reported:                     $  (4.96)                   (5.48)                      (4.65)                    (4.45)
     Pro forma                        $  (5.08)                   (5.77)                      (4.85)                    (4.73)

           Pro forma net loss reflects compensation cost under SFAS No. 123 only for options granted for the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period and compensation cost under SFAS No. 123 for options granted prior to July 1, 1995 is not considered.

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively: dividend yield of 0 percent for all periods, expected volatility of 50 percent, 50 percent, 50 percent, and 75 percent, risk-free interest rates of 5.97 percent,
           6.4 percent, 6.0 percent and 5.14 percent and expected lives of 4.74, 4.37, 4.06, and 3.18 years.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           A summary of the status of the Company's stock options as of June 30, 1996 and December 31, 1996, 1997, and 1998 and changes during the periods ending on those dates is presented below:


                              JUNE 30, 1996           DECEMBER 31, 1996         DECEMBER 31, 1997           DECEMBER 31, 1998
                        ------------------------- ------------------------  --------------------------- ------------------------
                                        WEIGHTED-                WEIGHTED-                 WEIGHTED-                WEIGHTED-
                                        AVERAGE                  AVERAGE                   AVERAGE                   AVERAGE
                           SHARES       EXERCISE     SHARES      EXERCISE      SHARES     EXERCISE      SHARES      EXERCISE
                          (`000S)        PRICE      (`000S)       PRICE       (`000S)       PRICE       (`000S)       PRICE
                        ------------ ------------ -----------  -----------  ------------  ----------- -----------  -------------
 Outstanding at
     beginning of year      5,042      $1.72        6,095      $ 2.21        7,457         $3.60      7,827        $ 4.69
 Granted                    1,228      $4.30        1,433      $ 9.45        2,141         $8.25      2,873        $10.46
 Exercised                   (105)     $2.46          (48)     $ 2.02         (926)        $2.39     (1,411)       $ 3.23
 Forfeited                    (70)     $3.57          (23)     $ 3.54         (845)        $6.60       (645)       $ 9.02
                           ------                  ------                    -----                   ------
 Outstanding at end
     of year                6,095      $2.21        7,457      $ 3.60        7,827         $4.69      8,644        $ 6.60
                           ======                  ======                    =====                   ======
 Options exercisable
     at year-end            3,461                   4,140                    4,379                    5,279
                           ======                  ======                    =====                   ======
 Weighted-average fair
     value of options
     granted during the
     year                  $ 3.35                  $ 5.95                    $4.96                   $ 6.60

           The following table summarizes information about fixed stock options at December 31, 1998:

                                       OPTIONS OUTSTANDING                                         OPTIONS EXERCISABLE
                             -------------------------------------                     ---------------------------------------
                                                      WEIGHTED-
                                    NUMBER            AVERAGE          WEIGHTED-            NUMBER                WEIGHTED-
                                 OUTSTANDING         REMAINING          AVERAGE           OUTSTANDING             AVERAGE
RANGE OF                          AT 12/31/98       CONTRACTUAL        EXERCISE           AT 12/31/98            EXERCISE
EXERCISE PRICES                     (`000S)            LIFE              PRICE              (`000S)                PRICE
                             ------------------  -----------------  -----------------  --------------------- -----------------
$0.875 to $2.25                     2,649             2.10 years          $ 1.49              2,597                 $ 1.49
$2.80 to $7.76                      2,239             5.22 years          $ 5.69                970                 $ 4.92
$7.86 to $9.99                      2,283             5.13 years          $ 9.54              1,561                 $ 9.41
$10.09 to $21.50                    1,472             6.65 years         $ 12.60                150                $ 14.96
                             ------------------  -----------------  -----------------  --------------------- -----------------
$0.875 to $21.50                    8,643             4.49 years          $ 6.60              5,278                 $ 4.84
                             ==================  =================  =================  ===================== =================

      (b)  STOCK PURCHASE WARRANTS

           During fiscal years ended June 30, 1995 and 1996, in connection with the Series A-1 and Series B Preferred Stock private placements and related bridge note conversions, warrants for 4,367,078 shares of common stock were issued at prices ranging from $.01 to $3.10. In fiscal 1996, as part of the issuance of the 2005 Notes, detachable warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share were issued. During 1997, as part of the issuance of the Redeemable Preferred Stock due 2008, the Company issued warrants to

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           purchase 6,023,850 shares of Common Stock at $7.15 per share. The Company also issued 657,582 warrants to MCIMetro Access Transmission Services, Inc. during 1997. These warrants include certain anti-dilution provisions.

           On March 6, 1997, the Company entered into a preferred provider agreement with MCIMetro Access Transmission Services, Inc. In connection with the agreement, the Company issued warrants to purchase 620,000 shares of the Company's Common Stock at $9.87 per share. 360,000 of these warrants vested during 1997. The value attributed to the vested warrants was approximately $1,300, which is being recognized as network cost over the five year term of the agreement. The Company also agreed to issue warrants to purchase up to an aggregate of approximately 1.7 million additional shares of the Company's Common Stock at fair market value on the date of grant in tranches every six months, contingent upon certain increases in revenue to the Company generated under the agreement. At December 31, 1998, the Company had issued 93,423 of such warrants with exercise prices ranging from $9.50 to $16.88 per share. The value attributed to these warrants was approximately $705. During 1997 and 1998, respectively, the Company recognized approximately $480 and $805 in network expense related to these warrants.

           At December 31, 1998, unexercised warrants outstanding are as follows:

                                                                     NUMBER
                                                                     (`000S)         PRICE PER SHARE
                                                                ------------    ----------------------
Series A and Series B Preferred Stock placements                       952         $      0.01 - 3.10
2005 Senior Discount Notes offering                                  2,526                       6.47
Redeemable Preferred Stock due 2008 offering                         5,727                       7.15
Other                                                                  316               9.87 - 16.88
                                                                ------------    ----------------------
                        Total                                        9,521         $     0.01 - 16.88
                                                                ============    ======================

           The gross proceeds that would be received by the Company on the exercise of all outstanding options and warrants are approximately $120,000.

      (c)  EMPLOYEE STOCK PURCHASE PLAN

           The Company adopted the Employee Stock Purchase Plan (the "ESPP") on November 15, 1996. Under the ESPP, an aggregate of 500,000 shares of Common Stock may be purchased from the Company by the employees through payroll withholding pursuant to a series of offerings. All full-time employees who have met certain service requirements (as defined in the ESPP), except for employees who own Common Stock of the Company or options on such stock which represent more than 5 percent of Common Stock of the Company, are eligible to participate. The purchase price of the Common Stock is 85 percent of the fair market value on the date the

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

           Common Stock is purchased. Purchases of Common Stock are made on a monthly basis. During the years ended December 31, 1997 and 1998, the Company sold 96,784 and 108,601 shares, respectively, of Common Stock to the ESPP for a total of $748,811 and $1,149,736, respectively.

           The fair value of the employees' purchase rights of ESPP shares is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for purchases in the years ended December 31, 1997 and 1998, respectively: dividend yield of 0 percent for both years, expected volatility of 50 percent and 75 percent, risk free interest rate of 6.0 percent and 5.14 percent and expected life of one month for both years.

           The weighted-average fair value of the purchase rights granted in 1998 was $10.59 per share.

(10)  BASIC AND DILUTED EARNINGS PER SHARE

      The following tables present the computation of basic and diluted earnings per share:

                                                                        FOR THE YEAR ENDED JUNE 30, 1996
                                                       ---------------------------------------------------------------
                                                               INCOME                 SHARES              PER SHARE
                                                            (NUMERATOR)           (DENOMINATOR)            AMOUNT
                                                       ---------------------  --------------------  ------------------
Net loss                                               $          (26,782)
Less:  preferred stock dividends/accretion                         (3,871)
                                                       -------------------
Basic and diluted earnings per share:
     Net loss to common stockholders                   $          (30,653)         6,185,459                 $(4.96)
                                                       ===================         =========                 =======

      Convertible Preferred Stock outstanding as of June 30, 1996, convertible into 17,377,264 shares of Common Stock, and options and warrants to purchase 6,094,814 and 4,367,394 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the year ended June 30, 1996 as their inclusion would be anti-dilutive.

                                                                       FOR THE YEAR ENDED DECEMBER 31, 1996
                                                    ------------------------------------------------------------
                                                           INCOME              SHARES            PER SHARE
                                                         (NUMERATOR)         (DENOMINATOR)         AMOUNT
                                                    -----------------   -------------------   ------------------
Net loss                                            $       (34,917)
Less:  preferred stock dividends/accretion                   (2,004)
                                                      --------------
Basic and diluted earnings per share:
     Net loss to common stockholders                $       (36,921)           6,733,759          $(5.48)
                                                      ==============           =========          ========

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      Convertible Preferred Stock outstanding as of December 31, 1996, convertible into 17,377,264 shares of Common Stock, and options and warrants to purchase 7,457,085 and 4,771,836 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the year ended December 31, 1996 as their inclusion would be anti-dilutive.

                                                              FOR THE YEAR ENDED DECEMBER 31, 1997
                                                    --------------------------------------------------------
                                                            INCOME            SHARES          PER SHARE
                                                          (NUMERATOR)      (DENOMINATOR)        AMOUNT
                                                    ------------------  -----------------  -----------------
Net loss                                            $   (115,016)
Less: Preferred Stock dividends/accretion                (11,630)
                                                    ------------------
Basic and diluted earnings per share:
     Net loss to common stockholders                $   (126,646)           27,233,642             $ (4.65)
                                                    ==================  =================  =================

      Options and warrants to purchase 7,827,318 and 11,267,365 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the year ended December 31, 1997 as their inclusion would be anti-dilutive.


                                                              FOR THE YEAR ENDED DECEMBER 31, 1998
                                                     -------------------------------------------------------
                                                              INCOME            SHARES           PER SHARE
                                                           (NUMERATOR)        (DENOMINATOR)        AMOUNT
                                                     -------------------   -----------------  --------------
Net loss                                            $     (163,079)
Less:  preferred stock dividends/accretion                 (36,080)
                                                     -------------------
Basic and diluted earnings per share:
     Net loss to common stockholders                $     (199,159)            44,751,690        $ (4.45)
                                                     ===================   =================  ==============

      Options and warrants to purchase 8,643,545 and 9,521,130 shares of Common Stock, respectively, were not included in the computation of diluted earnings per share for the year December 31, 1998 as their inclusion would be anti-dilutive.

(11)  RETIREMENT PLAN

      On February 1, 1996, the Company began sponsoring the e.spire Communications, Inc. 401(k) Plan (the "Plan"), a defined contribution plan. All individuals employed on February 1, 1996 were eligible to participate. Participation to all other employees is available after three months of full-time equivalent service. The Company contributions under the Plan are discretionary and may be as much as 6 percent of an employee's gross compensation subject to certain limits. Total expense under the Plan amounted to approximately $30, $95, $244 and $320 for the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998, respectively.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

(12)  COMMITMENTS AND CONTINGENCIES

      LEGAL PROCEEDINGS

      The Company is a party to certain litigation and regulatory proceedings arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position or results of operations.

(13)  LEASES

      The Company restructured several operating leases into capital leases during 1998, for the leasing of telecommunications equipment. The capital leases provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased equipment. These new leases also contain renewal provisions.

      The equipment under capital leases is included in networks and telecommunications equipment as follows:

                                                   DECEMBER 31, 1998
                                                 --------------------
Networks and telecommunications equipment      $              27,803
Less: accumulated depreciation                                 2,357
                                                 -------------------
                                               $              25,446
                                                 ====================

      The Company is obligated under various noncancelable operating leases for office and node space, telecommunications equipment, and office furniture.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      The minimum future lease obligations under these noncancelable operating and capital leases as of December 31, 1998 are approximately as follows:



                                                                                   OPERATING                   CAPITAL
YEAR ENDING DECEMBER 31,                                                             LEASES                     LEASES
                                                                             -----------------------    -----------------------
1999                                                                     $                10,303                         5,341
2000                                                                                       8,537                         5,472
2001                                                                                       7,225                         5,437
2002                                                                                       7,330                         5,228
2003                                                                                       6,328                         5,208
Thereafter                                                                                18,310                         3,224
                                                                          -----------------------       -----------------------
                        Total minimum lease payments                     $                58,033                        29,910
                                                                          =======================
Less: amounts representing interest and executory costs                                                                  5,388
                                                                                                        -----------------------
                        Present value of minimum lease payments                                                         24,522

Less: current portion                                                                                                    3,607
                                                                                                        -----------------------
                        Long-term obligations under capital leases                                      $               20,915
                                                                                                        =======================

      Rent expense for the year ended June 30, 1996, the six months ended December 31, 1996, and the years ended December 31, 1997 and 1998 was approximately $1,200, $1,700, $6,100 and $10,900, respectively.

(14)  INDEFEASIBLE RIGHTS OF USE

      The Company has entered into various agreements to provide indefeasible rights of use ("IRUs") of multiple fibers along certain sections of e.spire's networks. Such agreements include contracts with five major customers for an aggregate purchase price of approximately $38,355. Revenue related to these five major customers was approximately $0 and $23,450 for the years ended December 31, 1997 and 1998, respectively, and is included in Network technologies services revenue. Progress billings are made primarily based on customers' acceptance of certain performance milestones.

      The Company expects to bill and collect all costs and estimated earnings in excess of billings as of December 31, 1998, in 1999. In 1998, the Company recognized approximately $14,000 in revenue from non-monetary proceeds from IRU transactions. Non-monetary proceeds related to transfers of dissimilar assets, as well as exchanges of similar assets with significant cash payments.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified in each respective agreement, management does not anticipate that the Company will incur any substantial penalties under these provisions.

(15)  INCOME TAXES

      Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:


                                                                                       DECEMBER 31,
                                                                     --------------------------------------------------
                                                                              1997                       1998
                                                                     -----------------------    -----------------------
Deferred tax assets:
     Start-up and other costs capitalized for tax purposes         $                  5,265                      5,829
     Stock options - noncash compensation                                             5,548                      7,162
     Net operating loss carryforwards                                                76,387                    151,670
     Bond discounts                                                                  17,510                     29,494
     Other accrued liabilities                                                         (618)                     1,188
                                                                     -----------------------    -----------------------
                        Total gross deferred assets                                 104,092                    195,343

     Less:  valuation allowance                                                      81,366                    152,082
                                                                     -----------------------    -----------------------
                        Net deferred tax assets                                      22,726                     43,261

Deferred tax liabilities - fixed assets depreciation and
     amortization                                                                    22,726                     43,261
                                                                     -----------------------    -----------------------
                        Net deferred tax assets (liabilities)      $                     --                         --
                                                                     =======================    =======================

      The net change in the total valuation allowance for the years ended December 31, 1997 and 1998 was an increase of $49,375 and $70,716, respectively. The valuation allowances at December 31, 1997 and 1998 are a result of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The utilization of the tax benefits associated with net operating losses of approximately $379,000 at December 31, 1998 is dependent upon the Company's ability to generate future taxable income. The net operating loss carryforward period expires commencing in 2008 through the year 2018. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward has occurred. As a result of this annual limitation, the net operating loss carryforward may not be fully utilized before 2006.

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      No income tax provision has been provided for the year ended June 30, 1996, the six months ended December 31, 1996, or the years ended December 31, 1997 and 1998, as the aforementioned deferred tax assets have provided no tax benefit.

(16)  ACQUISITIONS

      On January 17, 1997, the Company acquired 100 percent of the outstanding capital stock of CyberGate, Inc. ("CyberGate") in exchange for 1,030,000 shares of Common Stock plus up to an additional 150,000 shares if certain performance goals are achieved, for an aggregate purchase price of approximately $8,800. CyberGate, a Florida based ISP, delivers high-speed data communications services. The acquisition has been accounted for using the purchase method and, therefore, the Company's consolidated financial statements include the results of operations of CyberGate from the date of acquisition. The purchase price of $8,800 plus transaction expenses of approximately $500 has been allocated to assets and liabilities acquired based on their fair values and goodwill of approximately $8,400 has been recorded. The goodwill is being amortized on a straight-line basis over a ten year period.

      On October 3, 1997, the Company acquired the customers and receivables of NetRunner, Inc., a Florida based ISP, in exchange for 51,166 shares of Common Stock for an initial purchase price of $685. In conjunction with this acquisition, the Company also placed 130,705 shares of the Company's Common Stock in escrow to be issued upon the seller meeting certain obligations. The Company recorded an intangible asset for that portion of the purchase price attributable to the customer list, which is being amortized over 18 months. During 1998, the Company released the remaining 130,705 shares held in escrow, resulting in a $2,200 increase in intangible assets.

      On September 2, 1998, the Company acquired 100 percent of the outstanding capital stock of Data Access Technologies, Inc. in exchange for $1,500 and 149,275 shares of Common Stock for an aggregate purchase price of $2,100. In conjunction with this acquisition, 40,360 shares were issued on September 2, 1998 and the remaining 108,915 shares were placed in escrow to be issued upon the seller meeting certain obligations. At December 31, 1998, the 108,915 shares remained in escrow. These shares of Common Stock are released from escrow as contingent events occur, at which time the Company will record the transactions as an increase in goodwill. The acquisition has been accounted for using the purchase method and, therefore, the Company's consolidated financial statements include the results of operation of Data Access Technologies from the date of acquisition. The purchase price has been allocated to assets and liabilities acquired based on their estimated fair values, and goodwill of approximately $2,300 has been recorded. The goodwill is being amortized on a straight-line basis over an 18 month period.

      On November 17, 1998, the Company acquired the customers and certain assets of Internet Communications of America, Inc. (ICANECT) in exchange for $5,300 and 203,438 shares of Common Stock for an initial purchase price of $5,300. In accordance with the purchase agreement, these shares

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

      were placed in escrow to be issued upon the seller meeting certain obligations. As of December 31, 1998 none of these shares had been issued. The Company recorded an intangible asset of approximately $5,300, which is being amortized over an 18 month period.

(17)  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments:

      (a)  CASH AND CASH EQUIVALENTS

           The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

           The Company's short- and long-term debt securities are carried at fair market value as determined by quoted market prices.

      (b)  LETTERS OF CREDIT

           The fair value of the letters of credit is based on fees currently charged for similar agreements.

      (c)  LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

           The fair value of the Company's long-term debt and redeemable preferred stock are estimated based on the quoted market prices for the same or similar issues if available or based on the present value of expected cash flows at rates currently available to the Company for borrowings with similar terms.

           The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 were:

                                                                   CARRYING          ESTIMATED
                                                                     VALUE           FAIR VALUE
                                                             -------------------   -----------------
Cash and cash equivalents (including restricted cash)     $        374,652             374,652
Letters of credit                                         $             --                  21
Redeemable preferred stock                                $        241,044             202,795
Long-term debt, including obligations under capital
     leases                                               $        749,815             685,936

                                                                 (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

               June 30, 1996 and December 31, 1996, 1997 and 1998
                 (in thousands, except share and per share data)

(18)  QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          MAR. 31,           JUN. 30,         SEPT. 30,          DEC. 31,
                                                    -----------------   ---------------  ----------------   ---------------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

1998:
     Revenues                                         $    27,469       $     35,752         $   45,460       $    48,078
     Cost of sales                                         19,253             24,344             29,197            34,019
     Operating expenses                                    29,690             33,219             41,798            56,192
     Non-operating income (expense)                       (10,621)           (10,634)           (13,241)          (17,630)
     Net loss                                             (32,095)           (32,445)           (38,776)          (59,763)
     Preferred stock dividends/accretion                    8,493              8,607              9,022             9,958
     Net loss to common stockholders                      (40,588)           (41,052)           (47,798)          (69,721)
     Net loss per common share
        (Basic & Diluted)                                   (1.08)             (0.91)             (1.00)            (1.44)
1997:
     Revenues                                               8,177             11,616             16,055            23,152
     Cost of sales                                          8,669             10,400             13,676            20,136
     Operating expenses                                    18,282             20,774             22,243            26,957
     Non-operating income (expense)                        (5,249)            (6,094)           (10,100)          (11,436)
     Net loss                                             (24,023)           (25,652)           (29,964)          (35,377)
     Preferred stock dividends/accretion                      989                106              2,489             8,046
     Net loss to common stockholders                      (25,012)           (25,758)           (32,453)          (43,423)
     Net loss per common share
        (Basic & Diluted)                                   (3.19)             (0.92)             (0.90)            (1.18)