Form 10-Q
period 1999-03-31
E SPIRE COMMUNICATIONS INC
filed 1999-05-17
CIK 932140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended: March 31, 1999
      [  ]  TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR
            15(D) OF THE  SECURITIES  EXCHANGE ACT OF 1934 For
            the   transition   period   from   __________   to
                              __________

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
    The number of shares of e.spire Common Stock, Par Value $0.01, outstanding on May 12, 1999 was 50,025,996.

                          e.spire COMMUNICATIONS, INC.

                                  FORM 10 -- Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets  -- March 31, 1999 (unaudited)
        and December 31, 1998                                                  3
        Condensed Consolidated Statements of Operations  --
        Three  Months  Ended March 31, 1999 and 1998 (unaudited)               4
        Condensed Consolidated  Statements  of  Cash  Flows  --
        Three  Months  Ended  March 31, 1999 and 1998 (unaudited)              5
        Notes to Unaudited Condensed Consolidated Interim Financial Statements 6
Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                  8
Item 3. Quantitative and Qualitative Disclosures about Market Risk            15

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                     16
Item 2. Changes in Securities                                                 16
Item 6. Exhibits and reports on Form 8-K                                      17
Signatures................................................................    18
Index of Exhibits.........................................................    19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- Financial Statements
                          e.spire COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ in thousands, except share data)

                                                    March 31,      December 31,
                                                      1999             1998
                                                 --------------  ---------------
                                                          (unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                         $216,276         $328,758
  Restricted cash and investments                     31,191           30,769
  Trade accounts receivable, net of allowance
    for doubtful accounts of $10,325 and $5,581
    at March 31, 1999 and December 31, 1998,          64,351           42,254
        respectively
  Unbilled revenue                                    10,947           12,093
  Other current assets                                 6,839            8,742
                                                 ------------    -------------
     Total current assets                            329,604          422,616
                                                 ------------    -------------

Networks, equipment and furniture, gross             625,791          561,954
 Less: accumulated depreciation and amortization     (94,266)         (76,020)
                                                 ------------    -------------
                                                     531,525          485,934
Deferred financing fees, net of accumulated
   amortization of $9,106 and $7,855 at
   March 31, 1999 and December 31, 1998,              41,303           42,184
   respectively
Intangible assets, net of accumulated amortization
   of $5,823 and $3,897 at March 31, 1999
   and December 31, 1998, respectively                12,831           14,743
Restricted cash and investments                            0           15,125
Other assets                                           2,449            2,355
                                                 -------------    -------------
    Total assets                                    $917,712         $982,957
                                                 ============    =============


                   LIABILITIES, REDEEMABLE STOCK AND OPTIONS,
                            AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Notes payable - current portion                  $   2,625         $  2,188
  Obligations under capital leases
    - current portion                                  4,420            3,607
  Accounts payable                                    39,610           66,647
  Accrued interest                                     6,302           13,864
  Accrued employee costs                               5,109            1,682
  Other accrued liabilities                            8,381            8,894
                                                 ------------    -------------
    Total current liabilities                         66,447           96,882
                                                 ------------    -------------
Long Term Liabilities:
  Notes payable, less current portion                736,277          723,105
  Obligations under capital leases,
   less current portion                               27,756           20,915
  Other long-term liabilities                          3,081            2,745
                                                 ------------    -------------
    Total liabilities                                833,561          843,647
                                                 ------------    -------------

Redeemable stock
  14 3/4% Redeemable Preferred Stock due 2008         74,169           70,136
  12 3/4% Junior Redeemable Preferred Stock
   due 2009                                          176,555          170,908
                                                 ------------    -------------
    Total redeemable stock                           250,724          241,044

Stockholders equity (deficit):
 Common Stock, $0.01 par value, 125,000,000
   shares authorized, 49,288,086 and
   48,446,064 shares, respectively,
   issued and outstanding                                493              484
 Additional paid-in capital                          250,657          258,317
 Accumulated deficit                                (417,723)        (360,535)
                                                 ------------     -------------
Total stockholders' deficit                         (166,573)        (101,734)
                                                 -------------   -------------

Total liabilities, redeemable stock and
options and stockholders' deficit                  $917,712          $982,957
deficit                                          ============     =============

See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except share data)




                                     For the three months ended March 31,
                                   --------------------------------------
                                          1999                 1998
                                   -----------------    -----------------
                                                (unaudited)
Revenues:
   Telecommunications services          $ 40,033             $ 26,144
   Network technologies services          18,040                1,325
                                     -----------         -------------
Total revenues                            58,073               27,469

Cost of sales:
   Telecommunications services            28,134               19,118
   Network technologies services           9,103                  135
                                      ----------         ------------
Total cost of sales                       37,237               19,253

Gross margin:
   Telecommunications services            11,899                7,026
   Network technologies services           8,937                1,190
                                     ------------        ------------
Total gross margin                        20,836                8,216

Operating Expenses
   Selling, general and administrative    36,222               19,806
   Noncash compensation expense            3,049                1,633
   Depreciation and amortization          20,175                8,251
                                      ----------         ------------
Total Operating Expenses                  59,446               29,690

Loss from Operations                     (38,610)             (21,474)

Nonoperating income/expense
  Interest and other income               (4,267)              (4,376)
  Interest and other expense              22,845               14,997
                                     ------------         ------------

Net loss                                 (57,188)             (32,095)

Preferred stock dividends
  and accretion                            9,697                8,493
                                     ------------          -----------

Net loss applicable to
  common stockholders                   $(66,885)            $(40,588)
                                     ============         ==============

Basic and diluted net loss per
  common share                          $  (1.37)            $  (1.08)
                                     =============        ==============

Weighted average number of common
  shares outstanding                     48,687,218           37,709,282
                                     ===============      ===============

See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                     For the three months ended March 31,
                                              1999                1998
                                          ------------        ------------


Cash flows from operating activities
Net Loss                                  $ (57,188)             $  (32,095)
Adjustments to reconcile net loss to
  net cash used in operating activities
    Depreciation and amortization            20,175                   7,487
    Interest deferral and accretion          14,046                   6,881
    Amortization of deferred
     financing fees                           1,251                     764
    Noncash compensation                      3,049                   1,633
    Non-monetary revenue                     (5,621)                     -
    Changes in operating assets
      and liabilities:
        Trade accounts receivable           (15,330)                 (5,839)
        Other current assets                  1,903                   2,275
        Other assets                            (94)                     54
        Accounts payable                    (27,037)                  2,984
        Other accrued liabilities            (6,437)                 (3,724)
                                        --------------          -------------
Net cash used in operating activities       (71,283)                (19,580)

Cash flows from investing activities
   Payments for networks, equipment
      and furniture                         (54,983)                (27,600)
                                         -------------          --------------
Net cash used in investing activities       (54,983)                (27,600)

Cash flows from financing activities
   Payment of dividends for
     preferred stock                            (17)                       -
   Payment of notes payable                    (437)                       -
   Payment of lease obligation               (1,200)                       -
   Payment of deferred financing fees          (370)                (13,482)
   Restricted cash related to
     financing activities                     14,703                  14,544
   Exercise of warrants, options and other     1,105                   1,932
                                         ------------            ------------
Net cash provided by financing
   activities                                 13,784                   2,994

Net decrease in cash & cash
   equivalents                              (112,482)                (44,186)
Cash and cash equivalents -
   beginning of period                       328,758                 260,837
                                        ===============        ================
Cash and cash equivalents -
   end of period                          $  216,276               $ 216,651
                                        ===============        ================

Supplemental disclosure of cash flow information:
   Interest paid                          $  16,378               $  15,359
   Assets acquired under capital lease    $   8,854               $  27,604
   Dividends declared with
     preferred stock                      $   9,680               $   8,493
   Increase in goodwill                   $      14               $      -
   Accrual of stock bonuses               $   2,100               $   1,009
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

    The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three months ended March 31, 1999 and 1998, and the condensed consolidated statements of cash flows for the three months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999, and for all periods presented, have been made. Certain amounts in the 1998 condensed consolidated statements have been reclassified to conform to the 1999 presentation. Operating results for the three months ended March 31, 1999, are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.


Note 2: Significant Accounting Policies

Restricted Cash and Investments

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $3,581,000 at March 31, 1999, and $2,081,000 at December 31, 1998. The face amount of all bonds and letters of credit is approximately $13,678,000 as of March 31, 1999, and $12,292,000 as of December 31, 1998. In addition, as of March 31, 1999, the Company currently has approximately $27,610,000 in an escrow account to fund the next two interest payments of its 13 3/4 % senior notes due 2007. The escrow account is invested in cash equivalents consisting of government and commercial securities.

Use of Estimates

     The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Risks and Uncertainties

     The Company has recorded revenue of approximately $8.2 million and $2.4 million, respectively, for the three months ended March 31, 1999 and 1998 for reciprocal compensation relating to the transport and termination of local traffic primarily to Internet service providers ("ISPs") from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges, based on the belief that such calls are not local traffic, as defined by the various agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions ("PUCs"), the Federal Communications Commission ("FCC"), the courts and/or commercial arbitrators. On February 26, 1999, the FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature", but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. To date, there have been no unfavorable final rulings concerning payment of past due reciprocal compensation amounts for ISP traffic in states that e.spire billed reciprocal compensation through March 31, 1999. The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $22.8 million at March 31, 1999. Although, there can be no assurance that future regulatory rulings will be favorable to the Company, and, the timing of receipts cannot be predicted at this time. The Company believes that all of these amounts are ultimately collectible.

     Certain of the Company's interconnection agreements with the ILECs have expired or soon will expire. The Company believes that there is risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, may be significantly less than current rates.


Note 3: Financing Activities

     To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.


Note 4: New Accounting Pronouncements

     On March 4, 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP provides guidance on capitalizing certain costs related to computer software developed or obtained for internal use. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The Company implemented SOP 98-1 in the first quarter of 1999 and the effect was immaterial.

     In April 1998, the American Institute of Certified Public Accountants issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This statement requires that the costs of start-up activities, including organization costs, be expensed as incurred and is effective for fiscal years beginning after December 15, 1998. The Company implemented SOP 98-1 in the first quarter of 1999 and the effect was immaterial.


Note 5: Segment Reporting

    During 1998, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments:
Telecommunications and Network technologies. The Telecommunications segment provides special access, local switched voice, data transmission, and Internet services, over the Company's own facilities and on a resale basis. The Network Technologies segment offers fiber optic network design, project management and construction services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

    The Company evaluates performance based on revenue from third parties and gross margin. These are disclosed on the condensed consolidated statement of operations for each segment. The reportable total assets for Telecommunications services and Network technologies are approximately $889.8 million and $27.9 million, respectively.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words; as plans, expects, will, will likely result, are expected to, will continue, is anticipated, estimate, project, believes, anticipates, intends and expects, may, should, continue, seek, could and other similar expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, the impact of restriction under the Company's financial instruments, dependence on availability of transmission facilities, regulation risks including the impact of the Telecommunications Act of 1996, contingent liabilities, the impact of competitive services and pricing, the ability of the Company to successfully implement its strategies, as well as the other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

    The following discussion and analysis should be read in conjunction with the Company's condensed Consolidated Financial Statements and Notes thereto included herewith, and with the Company's Management Discussion and Analysis of Financial Condition and Results of Operations and audited consolidated financial statements and notes thereto for the years ended June 30, 1996, for the six months ended December 31, 1996 and the years ended December 31,1997 and 1998, included in the Company's Form 10-K for the fiscal year ended December 31, 1998.

OVERVIEW

    e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to small- and medium-sized businesses. The Company currently operates broadband local fiber-optic networks in 35 markets, as well as, a national broadband backbone network. By the end of 1997, the Company had positioned itself to combine the provision of dedicated, local and long distance voice services with frame relay, asynchronous transfer mode ("ATM") and Internet services. Having established this suite of telecommunications products which emphasizes data capabilities, in addition to traditional voice products, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. In August 1998, the Company announced its plan to enter the New York and Philadelphia local markets, and to provide long-haul broadband capabilities between New York and Baltimore through a long-term dark fiber lease with Metromedia Fiber Network, Inc. The Company's facilities-based network infrastructure is designed to provide broadband services to customers on an end-to-end basis, and, as of March 31, 1999, the Company's facilities included 1,781 route miles of fiber in its 35 local networks, 66 data points-of-presence, 25 Lucent 5ESS switches and approximately 26,000 backbone long-haul miles in its data network.

    The Company deployed its broadband data backbone network in late 1996, and recently joined the top Tier 1 Internet companies by completing initiatives that enhance customers' access to business Internet solutions and provide expanded national network coverage. The Company implemented major private network interconnections and enhancements that expand bandwidth, coverage and redundancy. e.spire's new private peering agreements augment its existing public peering arrangements; it currently peers with over 43 Internet Service Providers ("ISPs") at MAE-East, 43 at MAE-West, and 24 at the Ameritech network access point.

    The Company acquired CyberGate, Inc., a Florida-based ISP in January 1997. CyberGate now has in excess of 85,000 subscribers and provides web hosting services to customers in over 100 countries. The Company recently announced that it will introduce dial-up Internet access services in 25 of its local markets. In addition, in the first quarter of 1999, the Company also announced that it signed an agreement with Covad Communications, Inc. that enables it to offer digital subscriber line ("DSL") service, a high-speed connection to the Internet. DSL service will be available to e.spire's customers in New York and Washington, DC in the third quarter of 1999.

    The Company introduced local switched voice services, including local exchange services, in late-1996 and long distance services in late-1997 through a combination of both resale of ILECs' services and facilities-based services. As of March 31, 1999, e.spire had installed 135,134 customer access lines representing a significant increase over the 57,653 access lines installed as of March 31, 1998. In December 1998, the Company announced plans to eliminate switched local resale from its product portfolio. As part of this initiative, the Company announced in April 1999, that it had assigned its interests in approximately 3,700 off-net customers with approximately 15,000 lines to Access One Communications, Inc., a Florida-based competitive local exchange carrier ("CLEC")

    In 1998, the Company formed ACSI Network Technologies, Inc. ("ACSI NT") to pursue market opportunities within the fiber-optic network design and construction arena primarily focused on municipalities, carriers and large end-user customers. ACSI NT provides full-service network development solutions, including business planning, market analysis, engineering, project management, construction and network-monitoring center design.

    The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, have resulted in a negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses as a facilities-based provider, which will provide positive contributions to cash flow. The Company has made specific strategic decisions to build high-capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term, this strategy will enhance the Company's financial performance by increasing the traffic flow over its network.

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in total revenues of $30.6 million, or 111%, to $58.1 million for the three months ended March 31, 1999, compared with revenues of $27.5 million for the three months ended March 31, 1998, as discussed below.

Telecommunications services

    The Company reported an increase in telecommunications services revenues of $13.9 million, or 53%, to $40.0 million for the quarter ended March 31, 1999, compared with revenues of $26.1 million for the quarter ended March 31, 1998. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data/Internet products. The increase in revenues was attributable to the Company's continued greater presence and expansion in its markets. Also, service offerings such as e.spire Platinum and Gold have contributed to the increase in revenues. The Company also increased the number of route miles, fiber miles, co-locations, buildings connected and voice and data switches deployed. Between March 31, 1998 and March 31, 1999, the Company increased route miles by 467 miles, or 36%, increased fiber miles by 45,129 or 40%, co-locations increased by 35 or 60% and buildings connected increased by 1,319, or 69%. Lucent 5ESS switches deployed increased to 25 as of March 31, 1999, from 17 as of March 31, 1998. In addition, the growth is attributable to the Company's leased coast-to-coast broadband network infrastructure through which it delivers both ATM and frame relay products via its 66 data points-of-presence ("POPs") with accessibility to more than 300 POPs on a national level through various network-to-network interconnection arrangements. The number of data POPs has increased to 66 as of March 31, 1999, from 47 as of March 31, 1998. Access lines installed, net of disconnects resulting from the Company's previously announced plan to eliminate switched resale, increased by 77,481, or 134% to 135,134 at March 31, 1999, from 57,653 at March 31, 1998. At March 31, 1999, approximately 60% of total installed lines were "on-net" versus approximately 27%, as of March 31, 1998.

    Included in telecommunications services revenues is reciprocal compensation of approximately $8.2 million and $2.4 million, for the three months ended March 31, 1999 and 1998, respectively, relating to the transport and termination of local traffic primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. The resolution of these disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. The FCC recently ruled that ISP-bound traffic is jurisdictionally "interstate in nature" but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. To date, there have been no unfavorable final rulings concerning payment of past due reciprocal compensation amounts for ISP traffic in states in which e.spire billed reciprocal compensation through March 31, 1999. Although there can be no assurance that future decisions will be favorable to the Company, the Company believes that all of these amounts are ultimately collectible, although the timing of receipts cannot be predicted at this time.

Network technologies services

    Network technologies services revenues increased $16.7 million, or 1,262%, to $18.0 million for the three months ended March 31, 1999, compared with revenues of $1.3 million for the three months ended March 31, 1998. The increase in revenues is attributable to the increased growth in the size and number of construction contracts in this expanded operation. The network technologies segment offers fiber-optic network design, project management and construction services by ACSI NT. Also, included in network technologies revenues are revenues for construction contracts and grants of indefeasible rights of use ("IRUs") on portions of e.spire's networks to Interexchange Carriers ("IXCs") and other customers. The Company recognized approximately $5.6 million in non-monetary revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire's networks for dissimilar assets or for similar IRUs plus substantial cash payments. Included in the three months ended March 31, 1999, revenues was approximately $9.1 million derived from contracts with two major customers. The Company expects to see continued increases in revenues from network technologies due to future growth and expansion in this line of business.

COST OF SALES

    For the quarter ended March 31, 1999, compared with the quarter ended March 31, 1998, total cost of sales increased $18.0 million, or 93%, to $37.2 million from $19.3 million for the three months ended March 31, 1998, as discussed below.

Telecommunications services

    Cost of sales for telecommunications services increased $9.0 million, or 47%, to $28.1 million for the quarter ended March 31, 1999, from $19.1 million for the same period of 1998. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

    Included in cost of sales are costs of telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access charges and services. Such costs increased to approximately $21.2 million for the three months ended March 31, 1999, from approximately $14.6 million for the three months ended March 31, 1998. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended March 31, 1999 and 1998, these costs were approximately $6.9 million and $4.5 million, respectively.

Network technologies services

    Cost of sales for network technologies services increased $9.0 million, to approximately $9.1 million for the quarter ended March 31, 1999, compared with $0.1 million for the same period of 1998. Included in network technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services. The costs are attributable to the increased growth in this expanded line of business. The Company expects this growth to continue into the future as the network technologies segment continues to expand.

GROSS MARGIN

    For the quarter ended March 31, 1999, total gross margins increased $12.6 million, or 154%, to $20.8 million from $8.2 million for the quarter ended March 31, 1998.

Telecommunications services

    Telecommunications services gross margin increased $4.9 million, or 69% to $11.9 million for the quarter ended March 31, 1999 from $7.0 million for the same period of 1998. This increase was due to the increased sales volume as described above. Additionally, as the Company aggressively exits the resale business, as mentioned above, the Company expects to see improving gross margins in this segment.

Network technologies services

    Network technologies services gross margin increased $7.7 million, or 651% to $8.9 million for the three months ended March 31, 1999 from $1.2 million for the three months ended March 31, 1998. The increase was due to the sale of broader range projects performed during the period as well as, an increase in the volume of construction sales activity during the first quarter of 1999.

OPERATING EXPENSES

Selling, General and Administrative

    For the quarter ended March 31, 1999, selling, general and administrative ("SG&A") expenses increased $16.4 million, or 83%, to $36.2 million from $19.8 million for the same period of 1998.

    Included in SG&A expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased $7.0 million, to $14.4 million for the quarter ended March 31, 1999 from $7.4 million for the quarter ended March 31, 1998. Also, included in selling, general and administrative expenses are operating costs such as rent, advertising and general administrative and office expenses. These expenses increased $9.5 million, to $21.9 million for the quarter ended March 31, 1999 from $12.4 million for the quarter ended March 31, 1998.

    Increases in SG&A expenses are a result of the Company's efforts directed at obtaining more "on-net" and "on-switch" customers through direct sales, as well as, conversion of customers that are not presently served on the Company's facilities. The primary costs associated with the increase in direct sales include commissions that have increased from 1998 and are expected to continue to increase as the Company continues to generate new customers. Another factor contributing to the increases in SG&A costs were backoffice expenses which were a result of increases in personnel and professional service costs associated with the Company's rapid growth which was necessary to maintain and improve existing processes. In addition, the Company continues the implementation of its operational support systems ("OSS") program over the next 12-18 months in which, it will continue to invest capital. As these systems are being installed, the Company will continue to incur backoffice operating expenses to support the existing processes. The Company also continues to incur increased expenses associated with its growth, including costs related to its increased revenues and the increase in number of office locations and facilities.

Non-Cash Stock Compensation

    Non-cash stock compensation expense increased $1.4 million, or 87%, to $3.0 million for the quarter ended March 31, 1999, from $1.6 million for the quarter ended March 31, 1998. Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $2.1 million and $1.1 million for the quarters ended March 31, 1999 and 1998, respectively. The costs for the compensation associated with stock option plans was approximately $0.9 million for the quarter ended March 31, 1999, and $0.5 million for the same period of 1998.

Depreciation and Amortization

    Depreciation and amortization expenses increased $11.9 million, or 145%, to $20.2 million for the quarter ended March 31, 1999, from $8.3 million for the quarter ended March 31, 1998. These increases were due to an increase in gross capital assets to $625.8 million at March 31, 1999, compared with capital assets of $337.4 million at March 31, 1998.

INTEREST AND OTHER INCOME

    Interest and other income decreased $0.1 million, or 3%, to $4.3 million for the quarter ended March 31, 1999, from $4.4 million for the quarter ended March 31, 1998. The decrease in interest and other income reflects the decrease in the unrestricted cash balance from March 31, 1998, to March 31, 1999. These funds have been invested in commercial paper, U.S.
Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

    Interest and other expense increased $7.8 million, or 52%, to $22.8 million for the quarter ended March 31, 1999, from $15.0 million for the quarter ended March 31, 1998. The increase was primarily due to the accrual of interest related to the 10 5/8% Senior Discount Notes due 2008 (the "2008 Notes") was issued incurred in July, 1998. In addition, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the interest expense associated with the Company's capital leases also contributed to the increase in interest expense.

EBITDA

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $3.8 million, or 33%, to a loss of $15.4 million for the quarter ended March 31, 1999, from a loss of $11.6 million for the same period of 1998. The decrease was due to the increases in cost of sales and SG&A expenses which offset the increases in revenues as discussed above.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    As a result of the aforementioned increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $25.1 million, or 78%, to $57.2 million for the quarter ended March 31, 1999, from a loss of $32.1 million for the quarter ended March 31, 1998. Further, net loss applicable to common stockholders increased $26.3 million, or 65%, to $66.9 million for the quarter ended March 31, 1999, from a loss of $40.6 million for the same period of 1998. These increases to net loss applicable to common stockholders are attributable to the increases mentioned above, as well as, an increase in preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services, as well as, the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through March 31, 1999, the Company has raised net proceeds of approximately $1.0 billion from debt and equity financings. The Company's cash, cash equivalent and restricted cash decreased $127.2 million for the three months ended March 31, 1999, due to capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments. . The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. At March 31, 1999, the Company had approximately $247.5 million of cash, cash equivalents and restricted cash available for such purposes. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require that the Company obtain the consent of its debt holders.

    Management anticipates that the Company's current cash resources are sufficient to fund the Company's continuing negative cash flow and required capital expenditures into the first half of 2000. To meet its additional remaining capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which may require the consent of the Company's debt holders. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

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

    On July 23, 1997, the Company completed the sale of the 2007 Notes. Of the total net proceeds of $204.3 million, the Company placed $70.0 million representing funds sufficient to pay the first 5 interest payments on the 2007 Notes into an escrow account for the benefit of the holders thereof. Payments of interest on the 2007 Notes are payable semi-annually, and began in January 1998.

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

    On December 30, 1997, the Company entered into a credit facility with ("AT&T Credit Facility") for the development and construction of fiber-optic local networks. The Company has financing commitments for $35.0 million under the AT&T Credit Facility, of which, $35 million had been borrowed as of December 31, 1997. Payments of principal and interest on borrowings under the AT&T Credit Facility are payable quarterly, commencing in 1998. The loans under the AT&T Credit Facility are secured by the capital stock of the material subsidiaries of the Company and the promissory notes (the "Intercompany Notes") of certain subsidiaries of the Company evidencing the debt. In addition, the AT&T Credit Facility includes covenants, some of which impose certain restrictions on the Company and its material subsidiaries including restrictions on the declaration or payment of dividends, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and extraordinary corporate transactions.

    On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital lease obligations totaling $32.2 million, being included in liabilities as of March 31, 1999.

    On July 24, 1998, the Company completed a private placement of 10 5/8% Senior Discount Notes due 2008 yielding net proceeds to the Company of approximately $225 million. The 2008 Notes will accrue to an aggregate principal amount of $375 million by July 2008. The 2008 Notes will require payment of cash interest semi-annually in arrears beginning January 1, 2004.

YEAR 2000 PROGRAM

    The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Based upon a comprehensive systems assessment of its Year 2000 readiness, which assessed both hardware and software for the Company's telecommunications network and information systems, the Company has determined that to the best of its current knowledge, 70% of its hardware and software is Year 2000 compliant. Accordingly, the Company believes that it will not be required to modify or replace a significant portion of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Additionally, because the majority of the hardware and software in use by the Company is of the commercial off-the-shelf variety and requires minimal customization, the Company currently expects that its efforts to bring 100% of the software and hardware that it uses into compliance will be manageable. The Company has completed its overall planning phase, and currently is well into the execution phase of its Year 2000 program, which includes verification and updating of its initial assessment, and the development and execution of specific initiatives that intend to upgrade the remaining non-compliant hardware and software to Year 2000 compliance not later than October 31, 1999.

    The Company has  engaged a  consulting  firm  certified  by the  Information
Technology   Association   of  America  Year  2000  to  help  execute  its  Year
2000-readiness program in conjunction with e.spire staff.

    Based upon results of the above comprehensive systems assessment, the Company believes that work associated with bringing the Company into full Year 2000 compliance is limited to installing available compliant software upgrades for commercial off-the-shelf software, the remediation of the general ledger of its subsidiary CyberGate, and the replacement of a small number of personal computers. If the replacement software is not in place before the year 2000, the most reasonably likely worst case scenario is that e.spire would not be able to add new customers to its network using an automated system, although it would be able to add new customers manually for a limited time. If the remediation of CyberGate's general ledger is not completed, it may have to resort to manual reporting processes for that subsidiary. The Company's Year 2000 plan includes risk assessment and contingency planning processes that are designed to provide alternative courses of action for the Company to follow if any of the remediation efforts are not successful or if a supplier's processes or products are not Year 2000 ready. The full contingency planning processes are planned to be completed by the middle of August 1999.

    The Company is in ongoing communication with all of its significant hardware and software suppliers and has been in communication with large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete it include the estimated costs and time associated with the impact of third party Year 2000 problems based on presently available information. However, there can be no guarantee that the software or systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems. The Company is working with its vendors to remove any non-compliant installed hardware and software by October 31, 1999. If third party vendors do not remediate prior to the Year 2000, the most reasonably likely worst case scenario is that the Company may have significant problems associated with service fulfillment, billing, trouble reporting and service providing. Contingency plans will be developed as necessary if a vendor cannot provide the necessary Year 2000 compliant product on a timely basis for the Company to meet that date.

    The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. As of March 31, 1999, the Company has incurred approximately $1.5 million cumulatively for the initial Year 2000 Assessment Report, inventory database and validation, and beginning remediation efforts. The total cost of the Year 2000 project is estimated to be $5-$6 million and will be expensed as incurred and funded with existing cash resources. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.



Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable

PART II

OTHER INFORMATION

ITEM 1 -- Legal Proceedings

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

ITEM 2 -- Changes in Securities

  On January 5, 1999, the Company issued 20,000 shares of Common Stock to two employees of ACSI NT, pursuant to the Company's 1998 Restricted Stock Plan (the "Plan"). At the time of issuance of these shares, the Plan was subject to approval by the Company's stockholders. The stockholders approved the Plan at the Company's annual stockholders meeting on May 12, 1999. The shares were issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6 -- Exhibits and Reports On Form 8-K

(a)  Exhibits

         Exhibit
         Number                     Description
       ------------      -----------------------------------------------------
          10.1           Lease agreement between e.spire Communications, Inc.
                            and B.F. Saul Real Estate Investment Trust for the Company's offices at 8201 Greensboro Dr., McLean, VA
          10.2           Lease agreement between e.spire Communications, Inc.
                            and Dulles North Office Park II Corporation for the Company's offices at 22685 Holiday Park Dr., Sterling, VA.
          11             Statement re computation of per share earnings
          27             Financial Data Schedule
          99             Supplemental Financial Information

(b) Reports on Form 8-K

     (a) On February 22, 1999, e.spire Communications, Inc. issued a press release announcing the appointment on that date of Dennis Kern as Chief Operating Officer, and the resignation of Ronald E. Spears as President, effective July 1, 1999.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                e.spire Communications, Inc.
                                                (Registrant)



                                     /s/ Anthony J. Pompliano
                                     ------------------------
                                     Anthony J. Pompliano
May 14, 1999                         Chairman and Chief Executive Officer

                                     /s/ David L. Piazza
                                     -------------------
                                     David L. Piazza
May 14, 1999                         Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NO.         DESCRIPTION                                            PAGE NO.
----        -----------                                            --------

10.1        Lease agreement between e.spire Communications,
              Inc.and B.F. Saul Real Estate Investment Trust
              for the Company's offices at 8201 Greensboro Dr.,
              McLean, VA.                                             E-1
10.2        Lease aggrement between e.spire Communications, Inc.
              and Dulles North Office Park II Corporation for
              the Company's offices at 22685 Holiday Park Dr.,
              Sterling, VA.                                           E-2
11          Statement re: computation of per-share earnings (loss)    E-3
27          Financial Data Schedules                                  E-4
99          Supplemental Financial Information                        E-5