Form 10-Q
period 1999-06-30
E SPIRE COMMUNICATIONS INC
filed 1999-08-16
CIK 932140

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 1999
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
         15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         COMMISSION FILE NUMBER 0-25314

                          e.spire COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                 52-1947746
              (State or other                             (I.R.S.
              jurisdiction of                            Employer
             incorporation or                         Identification No.)
               organization)

                    133 National Business Parkway, Annapolis
                         Junction, MD 20701 (Address of
                          principal executive offices)

                                 (301) 361-4200
              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
    The number of shares at e.spire Common Stock, Par Value $0.01 outstanding on August 5, 1999 was 50,153,942.
===============================================================================
                          e.spire COMMUNICATIONS, INC.

                                  FORM 10 -- Q

                                      INDEX

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        Condensed Consolidated Balance Sheets -- June 30, 1999 (unaudited)
         and December 31, 1998                                                1
        Condensed Consolidated Statements of Operations --
         Three and Six Months Ended June 30, 1999 and 1998 (unaudited) 2 Condensed Consolidated Statements of Cash Flows --
         Six Months Ended June 30, 1999  and  1998 (unaudited)                3
        Notes to  Unaudited  Condensed Consolidated
         Interim Financial Statements                                         4
Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            6
Item 3. Quantitative and Qualitative Disclosures about Market Risk           14

                           PART II. OTHER INFORMATION
Item 1. Legal Proceedings                                                    15
Item 2. Changes in Securities                                                15
Item 4. Submission of Matters to a Vote of Security Holders                  15
Item 6. Exhibits and reports on Form 8-K                                     16
Signatures.................................................................. 17
Index of Exhibits........................................................... 18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- Financial Statements
                                     e.spire COMMUNICATIONS, INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ($ in thousands, except share data)

                                                                            June 30,      December 31,
                                                                              1999            1998
                                                                          --------------  --------------
                                                                           (unaudited)
                                                ASSETS

Current Assets:
    Cash and cash equivalents                                                 $ 120,427        $328,758
    Restricted cash and investments                                              31,683          30,769
    Trade accounts receivable, net of allowance for doubtful accounts of $10,325 and $5,581 at June 30, 1999 and December 31, 1998,
        respectively                                                             81,780          42,254
    Unbilled revenue                                                             10,774          12,093
    Other current assets                                                          7,233           8,742
                                                                          --------------  --------------
        Total current assets                                                    251,897         422,616
                                                                          --------------  --------------

Networks, equipment and furniture, gross                                        714,009         561,954
    Less: accumulated depreciation and amortization                            (115,847)        (76,020)
                                                                          --------------  --------------
                                                                                598,162         485,934
Deferred financing fees, net of accumulated amortization of
    $10,349 and $7,855 at June 30, 1999 and December 31, 1998,
    respectively                                                                 40,264          42,184
Intangible assets, net of accumulated amortization of
    $7,832 and $3,897 at June 30, 1999 and December 31, 1998,
    respectively                                                                 10,822          14,743
Restricted cash and investments                                                       0          15,125
Other assets                                                                      7,439           2,355
                                                                          --------------  --------------
        Total assets                                                         $  908,584      $  982,957
                                                                          ==============  ==============


            LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Notes payable - current portion                                           $   3,063       $   2,188
    Obligations under capital leases - current portion                            5,885           3,607
    Accounts payable                                                             53,046          66,647
    Accrued interest                                                             13,865          13,864
    Accrued employee costs                                                        8,081           1,682
    Other accrued liabilities                                                     9,795           8,894
                                                                          --------------  --------------
        Total current liabilities                                                93,735          96,882
                                                                          --------------  --------------
Long Term Liabilities:
    Notes payable, less current portion                                         749,844         723,105
    Obligations under capital leases, less current portion                       34,006          20,915
    Other long-term liabilities                                                   3,408           2,745
                                                                          --------------  --------------
        Total liabilities                                                       880,993         843,647
                                                                          --------------  --------------

Redeemable stock
    14 3/4% Redeemable Preferred Stock due 2008                                  78,324          70,136
    12 3/4% Junior Redeemable Preferred Stock due 2009                          182,360         170,908
                                                                          --------------  --------------
        Total redeemable stock                                                  260,684         241,044

Stockholders equity (deficit):
    Common Stock, $0.01 par value, 125,000,000 shares authorized,
    49,993,630 and 48,446,064 shares, respectively, issued and outstanding          500             484
    Additional paid-in capital                                                  243,507         258,317
    Accumulated deficit                                                       (477,100)       (360,535)
                                                                          --------------  --------------
Total stockholders' deficit                                                   (233,093)       (101,734)
                                                                          --------------  --------------

Total liabilities, redeemable stock and options and stockholders' deficit  $   908,584    $    982,957
                                                                          ==============  ==============



See accompanying notes to unaudited condensed consolidated financial statements.


                          e.spire COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ in thousands, except share data)



                                                For the three months ended June 30,       For the six months ended June 30,
                                               ---------------------------------------  ---------------------------------------
                                                     1999 (a)             1998                1999 (a)              1998
                                               -----------------    ------------------  ------------------    -----------------
                                                           (unaudited)                              (unaudited)
Revenues:
       Telecommunications services                 $     44,755          $     28,974        $     84,788           $   55,118
       Network technologies services                     18,565                 6,778              36,605                8,103
                                               -----------------    ------------------  ------------------    -----------------
Total revenues                                           63,320                35,752             121,393               63,221

Cost of sales:
       Telecommunications services                       28,484                23,009              56,618               42,127
       Network technologies services                     10,778                 1,335              19,881                1,470
                                               -----------------    ------------------  ------------------    -----------------
Total cost of sales                                      39,262                24,344              76,499               43,597

Gross margin:
       Telecommunications services                       16,271                 5,965              28,170               12,991
       Network technologies services                      7,787                 5,443              16,724                6,633
                                               -----------------    ------------------  ------------------    -----------------
Total gross margin                                       24,058                11,408              44,894               19,624

Operating expenses:
       Selling, general and administrative               37,830                21,648              74,052               41,454
       Noncash compensation expense                       2,144                 1,794               5,193                3,427
       Depreciation and amortization                     23,502                 9,777              43,677               17,383
                                               -----------------    ------------------  ------------------    -----------------
Total operating expenses                                 63,476                33,219             122,922               62,264

Loss from operations                                    (39,418)              (21,811)            (78,028)             (42,640)

Nonoperating income/expenses
       Interest and other income                         (3,251)               (5,615)             (7,518)              (9,991)
       Interest and other expense                        23,210                16,249              46,055               31,891
                                               -----------------    ------------------  ------------------    -----------------

Net loss                                                (59,377)              (32,445)           (116,565)             (64,540)

Preferred stock dividends and accretion                  10,000                 8,607              19,697               17,100
                                               -----------------    ------------------  ------------------    -----------------

Net loss applicable to common stockholders         $    (69,377)         $    (41,052)      $    (136,262)        $    (81,640)
                                               =================    ==================  ==================    =================

Basic and diluted net loss per common share        $     (1.40)          $      (0.91)      $       (2.77)       $       (1.97)
                                               =================    ==================  ==================    =================

Weighted average number of common
  shares outstanding                                 49,696,463            45,281,794          49,191,841           41,495,538
                                               =================    ==================  ==================    =================

See accompanying notes to unaudited condensed consolidated financial statements.

(a) Interest and other income includes a $450 gain associated with the sale of switched resale lines.

                                         e.spire COMMUNICATIONS, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               ($ in thousands)
                                                  (unaudited)


                                                          For the six months ended June 30,
                                                            1999                    1998
                                                    --------------------    --------------------

Cash flows from operating activities
Net Loss                                              $     (116,565)         $       (64,540)
Adjustments to reconcile net loss to
  net cash used in operating activities
       Depreciation and amortization                          43,761                  17,383
       Interest deferral and accretion                        28,489                  14,108
       Amortization of deferred financing fees                 2,494                   1,756
       Noncash compensation                                    5,193                   3,427
       Non-monetary revenue                                  (11,862)                 (4,606)
       Changes in operating assets and liabilities:
             Trade accounts receivable                       (26,345)                (13,124)
             Other current assets                             (3,491)                   1,330
             Other assets                                        (84)                   (166)
             Accounts payable                                (13,601)                  10,923
             Other accrued liabilities                         3,911                   4,234
                                                    --------------------    --------------------
Net cash used in operating activities                        (88,100)                (29,275)

Cash flows from investing activities
       Payments for networks, equipment
          and furniture                                     (132,726)                (79,752)
                                                    --------------------    --------------------
Net cash used in investing activities                       (132,726)                (79,752)

Cash flows from financing activities
       Issuance of common stock                                    -                 135,227
       Payment of dividends for preferred stock                  (57)                     -
       Payment of notes payable                                 (875)                     -
       Payment of lease obligation                            (3,960)                     -
       Payment of deferred financing fees                       (574)                (14,669)
       Restricted cash related to financing activities        14,211                  12,438
       Exercise of warrants, options and other                 3,750                   9,775
                                                    --------------------    --------------------
Net cash provided by financing activities                     12,495                 142,771

Net (decrease) increase in cash & cash equivalents          (208,331)                 33,744
Cash and cash equivalents - beginning of period              328,758                 260,837
                                                    ====================    ====================
Cash and cash equivalents - end of period              $      120,427          $     294,581
                                                    ====================    ====================

Supplemental disclosure of cash flow information:
       Interest paid                                   $      18,636           $      14,453
       Assets acquired under capital lease             $      19,329           $      37,045
       Dividends declared with preferred stock         $      13,411           $      11,742
       Increase in intangibles                         $          14           $           1
       Accrual of stock bonuses                        $       4,053           $       1,859


See accompanying notes to unaudited condensed consolidated financial statements.

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

    The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six months ended June 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the six months ended June 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999, and for all periods presented, have been made. Certain amounts in the 1998 condensed consolidated statements have been reclassified to conform to the 1999 presentation. Operating results for the three and six months ended June 30, 1999, are not necessarily indicative of the operating results for the full year.

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


Note 2: Significant Accounting Policies

Restricted Cash and Investments

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $3,931,000 at June 30, 1999, and $1,223,000 at December 31, 1998. The face amount of all bonds and letters of credit is approximately $17,583,000 as of June 30, 1999, and $12,292,000 as of December 31, 1998. In addition, as of June 30, 1999, the Company currently has approximately $27,752,000 in an escrow account to fund the next two interest payments of its 13 3/4 % senior notes due 2007. The escrow account is invested in cash equivalents consisting of government and commercial securities.

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

Risks and Uncertainties

     The Company has recorded revenue of approximately $10.7 million and $18.8 million, respectively, for the three and six months ended June 30, 1999 and approximately $4.1 million and $6.6 million for the same period of 1998 for reciprocal compensation relating to the transport and termination of local traffic primarily to Internet service providers ("ISPs") from customers of incumbent local exchange carriers ("ILECs") pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges, based on the belief that such calls are not local traffic, as defined by the various agreements and under state and federal laws and public policies. The resolution of these disputes will be based on rulings by state public utility commissions ("PUCs"), the Federal Communications Commission ("FCC"), the courts and/or commercial arbitrators. The FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature", but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. To date, there have been no unfavorable final rulings concerning payment of past due reciprocal compensation amounts for ISP traffic in states that e.spire billed reciprocal compensation through June 30, 1999. The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $31.4 million at June 30, 1999. Although, there can be no assurance that future regulatory rulings will be favorable to the Company, and, the timing of receipts cannot be predicted at this time, the Company believes that all of these amounts are ultimately collectible.

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

Note 4: New Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, " Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning June 15, 2000. The Company is currently assessing the impact of this standard.

    In June 1999, the FASB issued FASB Interpretation No. 43, "Real Estate Sales : An interpretation of FASB Statement No.66," which is effective for all transactions entered into after June 30, 1999. The Company is currently assessing the impact of this interpretation and such impact could be significant.

Note 5: Segment Reporting

    During 1998, the Company adopted Statement of Financial Accounting Standard No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments:
Telecommunications    services   and   Network   Technologies    services.   The
Telecommunications services segment provides special access, local switched voice, data transmission, and Internet services, over the Company's own facilities and on a limited resale basis. The Network Technologies services segment offers fiber optic network design, project management and construction services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

    The Company evaluates the performance of each segment based on revenues from third parties and gross margin, which are separately disclosed on the condensed consolidated statement of operations for each segment. The reportable total assets for Telecommunications services and Network Technologies services are approximately $873.3 million and $35.3 million, respectively at June 30, 1999. Network Technologies services assets primarily consist of accounts receivable and property, plant and equipment that are specifically identifiable with Network Technologies.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as plans, expects, will, will likely result, are expected to, will continue, is anticipated, estimate, project, believes, anticipates, intends, may, should, continue, seek, could and other similar expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, the impact of restriction under the Company's financial instruments, dependence on availability of transmission facilities, regulation risks including the impact of the Telecommunications Act of 1996, contingent liabilities, the impact of competitive services and pricing, the ability of the Company to successfully implement its strategies, as well as the other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1998. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


OVERVIEW

    e.spire seeks to be a leading facilities-based integrated communications provider ("ICP") to small- and medium-sized businesses. The Company is one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of voice services, such as dedicated access, local, and long distance, with advanced data services, such as frame relay, asynchronous transfer mode ("ATM"), and Internet services. The Company currently offers voice services in 37 U.S. markets where it has state-of-the-art local fiber optic networks and offers data services in 48 U.S. markets where it provides access to 387 data points-of-presence ("POPs"). Through its subsidiary, ACSI Network Technologies, Inc. ("ACSI NT"), e.spire also offers network design and construction services to CLECs, interexchange carriers ("IXCs"), corporations, and municipalities in selected markets throughout the U.S.

    While the ILECs, such as BellSouth, SBC Communications, Bell Atlantic, Ameritech, U S West, and GTE, still dominate most local markets given their long history of monopoly control, regulatory changes have clearly mandated their markets to be subject to competition. Enabled by the Federal Telecommunications Act of 1996, e.spire can bundle a broader suite of service offerings over a wider geography, combined with the ability to price more competitively, than its Regional Bell Operating Company competitors. Moreover, e.spire has state-of-the-art network technology, compared to most of the legacy systems and infrastructure of the ILECs. These competitive advantages have enabled the Company to compete successfully thus far and create the opportunity for future increases in market penetration. The Company targets small- and medium-sized businesses for fully bundled voice and high-speed data services, a niche that is largely underserved by the ILECs and other CLECs.

    As of June 30, 1999, e.spire had 118,075 local access lines in service, of which approximately 83% were on-switch. These lines represent approximately 13,000 customers. The Company's facilities-based network infrastructure is designed to provide services to customers seeking end-to-end connectivity. As of June 30, 1999, e.spire's infrastructure was comprised of 3,647 route miles of fiber in its 37 local voice markets throughout the Southeast and Eastern seaboard of the United States, 25 Lucent 5ESS voice switches, 103 central office co-locations, and approximately 26,000 backbone long-haul route miles in its leased coast-to-coast broadband data network. Further complementing the data infrastructure, e.spire has 387 data POPs which are a combination of both e.spire's infrastructure and various network-to-network interconnection arrangements. e.spire is a Tier 1 Internet provider and has more than 50 public and private peering arrangements to date, which should ensure robust connectivity to all Internet destinations. e.spire provides dial-up Internet service and web hosting through its wholly owned subsidiary CyberGate.

    In the second quarter of 1999, e.spire announced the lighting of its 182-mile network in New York. In addition, e.spire recently turned up services in three new Tier 1 cities, Atlanta, South Florida (Ft. Lauderdale/Miami), and San Antonio, with local fiber-optic networks and Lucent 5ESS switches. By the end of 1999, e.spire plans to add service in other Tier 1 markets including Philadelphia and Washington, DC/Northern Virginia, and to provide long-haul transport services between New York and Baltimore through a long-term dark fiber lease with Metromedia Fiber Network, Inc.

    The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, have resulted in a negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that as a facilities-based provider, incremental revenues can be generated with decreasing incremental operating expenses, which will provide positive contributions to cash flow. The Company has made specific strategic decisions to build high-capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term, this strategy will enhance the Company's financial performance by increasing the traffic flow over its network.

    Telecommunication Services

    e.spire's Telecommunications services include local, long distance, special access services, high-speed data and Internet services, including dial-up and dedicated Internet access, frame relay, and ATM. To become a single source provider of voice and data services, e.spire has introduced one of the industry's first integrated product lines offering bundled local and long distance together with data and Internet services. The Company also provides value-added services such as web hosting, messaging and e-commerce solutions, custom network services (which includes design, installation, maintenance, hardware, and configuration of a customer's network), and firewall services (security and monitoring of a customer's network). In the first quarter of 1999, the Company announced that it signed an agreement with Covad Communications, Inc. ("Covad") that enables it to offer digital subscriber line ("DSL") service, a high-speed enabling technology providing a "last mile" connection to the Internet. e.spire is currently in DSL beta-testing phase with Covad, and expects to introduce its first DSL service in the second half of 1999, starting in selected e.spire markets.

    The Company is already expanding its data and Internet offerings to some of the larger Tier 1 markets across the U.S. e.spire plans to launch during the second half of 1999 dial-up Internet service to small- and medium-sized business customers in 25 cities where it already provides local switched services.

    Network Technologies Services

    Through its ACSI NT subsidiary, e.spire designs and constructs high-speed, advanced fiber-optic networks for managing third parties, such as other CLECs, IXCs, corporations, and municipalities. ACSI NT provides expertise for engineering, and construction processes and outsources the actual physical construction work to subcontractors. ACSI NT performs preliminary market analysis, develops business plans, performs site assessments, manages liability and risk, manages construction, installs fiber, and monitors completed networks.

    The continued growth of the Internet and bandwidth-intensive advanced data services, together with deregulation and technology improvements, has generated increasing demand for telecommunications network design and construction. ACSI NT has demonstrated its expertise in building virtually all of e.spire's high-quality networks for e.spire's own use. It has leveraged its network expertise up to third parties and has developed a business that is a low risk, opportunistic, and a diversified source of revenues with healthy margins, all with a limited use of the Company's capital.

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in total revenues of $27.5 million, or 77%, to $63.3 million for the three months ended June 30, 1999, compared with revenues of $35.8 million for the three months ended June 30, 1998, as discussed below. For the six months ended June 30, 1999, total revenues increased $58.2 million, or 92%, to $121.4 million from $63.2 million for the same period of 1998, as discussed below.

Telecommunications services

    The Company reported an increase in telecommunications services revenues of $15.8 million, or 55%, to $44.8 million for the quarter ended June 30, 1999, compared with revenues of $29.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, telecommunications services revenues increased $29.7 million, or 54% to $84.8 million from $55.1 million for the six months ended June 30, 1998. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data/Internet products. The increase in revenues was attributable to the Company's continued greater presence and expansion in its markets. Also, bundled service offerings such as e.spire Platinum and Gold have contributed to the increase in revenues. The Company also increased the number of route miles, fiber miles, co-locations, buildings connected, voice switches and data POPs. Between June 30, 1998 and June 30, 1999, the Company increased route miles by 2,214 miles, or 155%, increased fiber miles by 42,238 or 34%, co-locations increased by 35 or 51% and buildings connected increased by 1,295, or 54%. Lucent 5ESS switches deployed increased to 25 as of June 30, 1999, from 17 as of June 30, 1998. In addition, the growth is attributable to the Company's leased coast-to-coast broadband network infrastructure by which it delivers both ATM and frame relay products via its 387 data POPs which are a combination of both e.spire's infrastructure and various network-to-network interconnection arrangements. The number of data POPs has increased to 387 as of June 30, 1999, from 223 as of June 30, 1998. Gross access lines installed increased by 32,442, or 38% to 118,075 at June 30, 1999, from 85,633 at June 30, 1998. In line with the Company's previously announced initiative to eliminate local switched resale, over 36,000 resale lines have been eliminated from the access line base through forced attrition and a multi-phase sale. At June 30, 1999, approximately 83% of total installed lines were "on-switch" versus approximately 33% as of June 30, 1998.

    Included in telecommunications services revenues is reciprocal compensation of approximately $10.7 million and $4.1 million, for the three months ended June 30, 1999 and 1998, respectively, and approximately $18.8 million and $6.6 million for the six months ended June 30, 1999 and 1998, respectively, relating to the transport and termination of local traffic primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. The resolution of these disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. The FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature" but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. To date, there have been no unfavorable final rulings concerning payment of past due reciprocal compensation amounts for ISP traffic in states in which e.spire billed reciprocal compensation through June 30, 1999. Although there can be no assurance that future decisions will be favorable to the Company, the Company believes that all of these amounts are ultimately collectible, although the timing of receipts cannot be predicted at this time.

Network technologies services

    Network technologies services revenues increased $11.8 million, or 174%, to $18.6 million for the three months ended June 30, 1999, compared with revenues of $6.8 million for the three months ended June 30, 1998. For the six month periods ended June 30, 1999 and 1998, network technologies services revenues increased $28.5 million, or 352%, to $36.6 million from $8.1 million, respectively. The increase in revenues is attributable to the continued growth in the size and number of construction contracts in this expanded operation. The network technologies segment offers fiber-optic network design, project management and construction services by ACSI NT. Also, included in network technologies revenues are revenues for construction contracts and grants of IRUs on portions of e.spire's networks to IXCs and other customers. The Company recognized approximately $6.2 million and $11.9 million for the three and six months ended June 30, 1999, respectively, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire's networks for dissimilar assets or for IRUs on other company's networks with substantial cash payments. Included in the three and six months ended June 30, 1999, revenues of approximately $10.2 million and $19.3 million, respectively, were derived from contracts with two major customers. The Company expects to see continued increases in revenues from network technologies due to future growth and expansion in this line of business.

COST OF SALES

    For the quarter ended June 30, 1999, compared with the quarter ended June 30, 1998, total cost of sales increased $14.9 million, or 61%, to $39.3 million from $24.3 million for the three months ended June 30, 1998, as discussed below. Cost of sales increased $32.9 million, or 75%, to $76.5 million for the six months ended June 30, 1999 from $43.6 million for the same period of 1998, as discussed below.

Telecommunications services

    Cost of sales for telecommunications services increased $5.5 million, or 24%, to $28.5 million for the quarter ended June 30, 1999, from $23.0 million for the same period of 1998. For the six months ended June 30, 1999, telecommunications services cost of sales increased $14.5 million, or 34%, to $56.6 million from $42.1 million for the six months ended June 30, 1998. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

    Included in cost of sales are costs of telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs increased approximately $5.5 million to approximately $25.9 million for the three months ended June 30, 1999, from approximately $20.4 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, these costs increased approximately $15.5 million to $52.0 million compared with $36.5 million for the same period of 1998. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended June 30, 1999 and 1998, these costs were approximately $2.6 million for each period. For the six months ended June 30, 1999 and 1998, these costs decreased approximately $1.0 million to approximately $4.6 million from $5.6 million, respectively.

Network technologies services

    Cost of sales for network technologies services increased $9.4 million, to approximately $10.8 million for the quarter ended June 30, 1999, compared with $1.3 million for the same period of 1998. For the six months ended June 30, 1999, cost of sales increased $18.4 million to $19.9 million from $1.5 million for the same period of 1998. Included in network technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services. The costs are attributable to the increased growth in this expanded line of business. The Company expects this growth to continue into the future as the network technologies segment continues to expand.

GROSS MARGIN

    For the quarter ended June 30, 1999, total gross margins increased $12.7 million, or 111%, to $24.1 million from $11.4 million for the quarter ended June 30, 1998, as discussed below. Gross margins increased $25.3 million, or 129%, to $44.9 million for the six months ended June 30, 1999 from $19.6 million for the same period of 1998, as discussed below.

Telecommunications services

    Telecommunications services gross margins increased $10.3 million, or 173% to $16.3 million for the quarter ended June 30, 1999 from $6.0 million for the same period of 1998. For the six months ended June 30, 1999, telecommunications services gross margins increased $15.2 million, or 117%, to $28.2 million from $13.0 million for the six months ended June 30, 1998. These increases were primarily due to increases in reciprocal compensation as described above. In addition, increased sales volume and the Company's continued effort to aggressively exit the resale business contributed to the increased gross margins. Also, the Company continues to achieve network cost savings through negotiations with vendors.

Network technologies services

    Network technologies services gross margin increased $2.3 million, or 43% to $7.8 million for the three months ended June 30, 1999 from $5.4 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, network technologies services gross margin increased $10.1 million, or 152%, to $16.7 million from $6.6 million for the six months ended June 30, 1998. The increase was due to increases in revenue as described above and the sale of broader range projects during the period.

OPERATING EXPENSES

Selling, General and Administrative

    For the quarter ended June 30, 1999, selling, general and administrative ("SG&A") expenses increased $16.2 million, or 75%, to $37.8 million from $21.7 million for the same period of 1998, as discussed below. SG&A expenses increased $32.6 million, or 79%, to $74.1 million for the six months ended June 30, 1999 from $41.5 million for the same period of 1998, as discussed below.

    Included in SG&A expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased $7.4 million, to $15.1 million for the quarter ended June 30, 1999 from $7.7 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, these costs increased approximately $14.4 million to $29.5 million compared with $15.1 million for the same period of 1998. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. These expenses increased $8.7 million, to $22.7 million for the quarter ended June 30, 1999 from $14.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, these costs increased approximately $18.2 million to $44.6 million compared with $26.4 million for the same period of 1998.

    Increases in SG&A expenses are a result of the Company's efforts directed at obtaining more "on-switch" and "on-net" customers through direct sales. The primary costs associated with the increase in direct sales include salaries and commissions that have increased from 1998 and are expected to continue to increase as the Company continues to generate new customers. Another factor contributing to the increases in SG&A expenses were backoffice expenses which were a result of increases in personnel and professional service costs associated with the Company's rapid growth which was necessary to maintain and improve existing processes. In addition, the Company continues the implementation of its operational support systems ("OSS") program over the next 12-18 months in which, it will continue to invest capital. As these systems are being installed, the Company will continue to incur backoffice operating expenses to support the existing processes. The Company also continues to incur increased expenses associated with its growth, including costs related to its increased revenues and the increase in number of office locations and facilities. In addition, costs associated with Y2K remediation efforts have also contributed to the increases.

Non-Cash Stock Compensation

    Non-cash stock compensation expense increased $0.4 million, or 20%, to $2.1 million for the quarter ended June 30, 1999, from $1.8 million for the quarter ended June 30, 1998. Non-cash stock compensation expenses increased $1.8 million, or 52%, to $5.2 million for the six months ended June 30, 1999 from $3.4 million for the same period of 1998.

    Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $2.0 million and $1.2 million for the quarters ended June 30, 1999 and 1998, respectively, and $4.1 million and $2.3 million for the six months ended June 30, 1999 and 1998. The costs for the compensation associated with stock option plans was approximately $0.1 million for the quarter ended June 30, 1999, and $0.6 million for the same period of 1998. For the six months ended June 30, 1999, stock option plan costs were approximately $1.1 million compared with $1.1 million for the six months of 1998.

Depreciation and Amortization

    Depreciation and amortization expenses increased $13.7 million, or 140%, to $23.5 million for the quarter ended June 30, 1999, from $9.8 million for the quarter ended June 30, 1998. Depreciation and amortization expenses increased $26.3 million, or 151%, to $43.7 million for the six months ended June 30, 1999 from $17.4 million for the same period of 1998. These increases were due to an increase in gross capital assets to $714.0 million at June 30, 1999, compared with capital assets of $397.5 million at June 30, 1998.

INTEREST AND OTHER INCOME

    Interest and other income decreased $2.4 million, or 42%, to $3.3 million for the quarter ended June 30, 1999, from $5.6 million for the quarter ended June 30, 1998. Interest and other income decreased $2.5 million, or 25%, to $7.5 million for the six months ended June 30, 1999 from $10.0 million for the same period of 1998. Included in interest and other income is a gain of approximately $0.4 million associated with the sale of certain customer lines and the related accounts receivable. The sale of the customer base was part of the Company's strategy to eliminate its switched resale business. The decrease in interest and other income reflects the decrease in the unrestricted cash and cash equivalents balance from June 30, 1998 to June 30, 1999. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

    Interest and other expense increased $7.0 million, or 43%, to $23.2 million for the quarter ended June 30, 1999, from $16.2 million for the quarter ended June 30, 1998. Interest and other expense increased $14.2 million, or 44%, to $46.1 million for the six months ended June 30, 1999 from $31.9 million for the same period of 1998. The increase was primarily due to the accrual of interest related to the 10 5/8% Senior Discount Notes due 2008 (the "2008 Notes") which were issued in July 1998. Furthermore, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the interest expense associated with the Company's capital leases also contributed to the increase in interest expense.

EBITDA

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $3.1 million, or 30%, to a loss of $13.3 million for the quarter ended June 30, 1999, from a loss of $10.2 million for the same period of 1998. EBITDA decreased $6.9 million, or 32% to $28.7 million for the six months ended June 30, 1999 from $21.8 million for the same period of 1998. The decrease was due to the increases in cost of sales and SG&A expenses which offset the increases in revenues as discussed above.

    EBITDA consists of net income (loss) before net interest, income taxes, depreciation and amortization, non-cash stock compensation and, for the quarter and year-to-date periods ended June 30, 1999, includes a gain of approximately $0.4 million associated with the elimination of the Company's switched resale line of business. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    As a result of the previously discussed increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $26.9 million, or 83%, to $59.4 million for the quarter ended June 30, 1999, from a loss of $32.4 million for the quarter ended June 30, 1998. Net loss increased $52.0 million, or 81% to $116.6 million for the six months ended June 30, 1999 from $64.5 million for the same period of 1998. Furthermore, net loss applicable to common stockholders increased $28.3 million, or 69%, to $69.4 million for the quarter ended June 30, 1999, from a loss of $41.1 million for the same period of 1998. For the six months ended June 30, 1999, net loss applicable to common stockholders increased $54.6 million, or 67%, to $136.3 million from $81.6 million for the same period of 1998. These increases to net loss applicable to common stockholders are attributable to the changes mentioned above, as well as, an increase in preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services, the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through June 30, 1999, the Company has raised net proceeds of approximately $1.0 billion from debt and equity financings. The Company's cash, cash equivalent and restricted cash decreased $222.5 million for the six months ended June 30, 1999, due to capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. At June 30, 1999, the Company had approximately $152.1 million of cash, cash equivalents and restricted cash available for such purposes. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require that the Company obtain the consent of its debt holders.

  On August 12, 1999, the Company completed a $200 million Senior Secured Credit Facilities (the "Credit Facilities") consisting of a $35 million revolver, a $55 million multiple draw term loan each with a 6.5 year maturity, and a $110 million term loan with a 7 year maturity. Of the Credit Facilities, a total of $164 million is immediately available to the Company. The remaining
$36 million becomes available upon the Company's completion of an additional junior capital raise of at least $100 million. Also, the Credit Facilities contain an Incremental Facility of up to an additional $100 million, although no lender is obligated to participate in the Incremental Facility. The Credit Facilities are secured by the capital stock of all of the restricted subsidiaries of the Company and the assets of the Company and its restricted subsidiaries, including promissory notes representing Intercompany indebtedness. In addition, the Credit Facilities contain certain covenants some of which impose certain restrictions on the Company and its restricted subsidiaries including, without limitation, restrictions on the declaration or payment of dividends with respect to the capital stock of the Company, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and fundamental changes.

    Including the Credit Facility, management anticipates that the Company's current cash resources are sufficient to fund the Company's continuing negative cash flow and required capital expenditures into the first half of 2000. To meet its additional remaining capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing Credit Facility, acquire additional credit facilities or sell additional debt securities, certain of which may require the consent of the Company's debt holders. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

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

    On December 30, 1997, the Company entered into a credit facility with AT&T Commercial Finance Corporation, now known as Newcourt Commercial Finance Corporation, ("Newcourt Credit Facility") for the development and construction of fiber-optic local networks. The Company has financing commitments for $35.0 million under the Newcourt Credit Facility, of which, $35 million had been borrowed as of December 31, 1997. Payments of principal and interest on borrowings under the Newcourt Credit Facility are payable quarterly, commencing in 1998. The loans under the Newcourt Credit Facility are secured by the capital stock of the material subsidiaries of the Company and the promissory notes (the "Intercompany Notes") of certain subsidiaries of the Company evidencing the debt. In addition, the Newcourt Credit Facility includes covenants, some of which impose certain restrictions on the Company and its material subsidiaries including restrictions on the declaration or payment of dividends, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and extraordinary corporate transactions. In conjunction with the Company's previously discussed Credit Facility, the Newcourt Credit Facility was retired on August 12, 1999.

    On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital lease obligations totaling $39.9 million, being included in liabilities as of June 30, 1999.

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

    Based upon a comprehensive systems assessment of its Year 2000 readiness, which assessed both hardware and software for the Company's telecommunications network and information systems, the Company has determined that to the best of its current knowledge, 82% of its hardware and software is Year 2000 compliant as of July 31, 1999. Accordingly, the Company believes that it will not be required to modify or replace a significant portion of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. Additionally, because the majority of the hardware and software in use by the Company is of the commercial off-the-shelf variety and requires minimal customization, the Company currently expects that its efforts to bring 100% of the software and hardware that it uses into compliance will be manageable. The Company has completed its overall-planning phase and has verified its information systems inventory. The Company currently is well into the execution phase of its Year 2000 program. This includes executing remediation plans to upgrade the remaining non-compliant hardware and software to Year 2000 compliance not later than October 31, 1999, developing business continuity plans and contingency plans, defining testing plans, and executing a vendor management plan to ensure compliance of our supply chain.

    The Company has  engaged a  consulting  firm  certified  by the  Information
Technology   Association   of  America  Year  2000  to  help  execute  its  Year
2000-readiness program in conjunction with e.spire staff.

    Based upon results of the above comprehensive systems assessment, the Company believes that work associated with bringing the Company into full Year 2000 compliance is limited to installing available compliant software upgrades for commercial off-the-shelf software, the remediation of the applications of its subsidiary CyberGate, and the replacement of a small number of personal computers. If the replacement software is not in place before the year 2000, the most reasonably likely worst case scenario is that e.spire would not be able to add new customers to its network using an automated system, although it would be able to add new customers manually for a limited time. If the remediation of CyberGate's applications is not completed, it may have to resort to manual reporting processes for that subsidiary. The Company's Year 2000 plan includes risk assessment and contingency planning processes that are designed to provide alternative courses of action for the Company to follow if any of the remediation efforts are not successful or if a supplier's processes or products are not Year 2000 ready. The full contingency planning processes are planned to be completed by the end of September 1999.

    The Company is in ongoing communication with all of its significant hardware and software suppliers and has been in communication with large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company's total Year 2000 project cost and estimates to complete it include the estimated costs and time associated with the impact of third party Year 2000 problems based on presently available information. However, there can be no guarantee that the software or systems of other companies on which the Company's systems rely will be converted timely and would not have an adverse effect on the Company's systems. The Company is working with its vendors to remove any non-compliant installed hardware and software by October 31, 1999. If third party vendors do not remediate prior to the Year 2000, the most reasonably likely worst case scenario is that the Company may have significant problems associated with service fulfillment, billing, trouble reporting and service providing. Contingency plans will be developed as necessary if a vendor cannot provide the necessary Year 2000 compliant product on a timely basis for the Company to meet that date.

    The Company anticipates completing the Year 2000 project not later than October 31, 1999, which is prior to any anticipated impact on its operating systems. As of June 30, 1999, the Company has incurred approximately $2.1 million cumulatively for the initial Year 2000 Assessment Report, inventory database and validation, and beginning remediation efforts. The total cost of the Year 2000 project is currently expected to be no more than the $5-$6 million originally estimated and will be expensed as incurred and funded with existing cash resources. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

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

  None.

ITEM 4 -- Submission of Matters to a Vote of Security Holders

    On May 12, 1999, the Company held its annual meeting of stockholders and four proposals were considered. All such proposals were approved by the stockholders.

    The first proposal was to elect the six nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

         Anthony J. Pompliano:              For:     33,752,760       Against: 0
         Edwin M. Banks:                    For:     33,777,622       Against: 0
         Peter C. Bentz:                    For:     33,777,622       Against: 0
         Benjamin P. Giess:                 For:     33,773,369       Against: 0
         Christopher L. Rafferty:           For:     33,777,707       Against: 0
         Olivier L. Trouveroy:              For:     33,777,897       Against: 0

    The  second  proposal  was to  approve  and  ratify  amendments  to the 1996
Employee Stock Purchase Plan (the "Plan") to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan from 500,000 to 1,000,000 shares. The following is a breakdown of the vote on such matter.

  Abstained       For               Against                Broker Non-Votes
     43,992       33,357,737        478,666                       0

    The third proposal was to approve the 1998 Restricted Stock Plan. The following is a breakdown of the vote on such matter.

  Abstained       For               Against                Broker Non-Votes
     64,576       31,107,809        2,708,010                     0

    The fourth proposal was to ratify the selection of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 1999. The following is a breakdown of the vote on such matter.

  Abstained       For               Against                 Broker Non-Votes
     19,530       33,603,339        257,526                       0

ITEM 6 -- Exhibits and Reports On Form 8-K

(a)  Exhibits

Exhibit
Number          Description
-------         ------------
10.1            Employment agreement between American Communications Services,
                  Inc. and Richard Putt
10.2            Amendment No. 1 to the employment agreement between e.spire
                  Communications, Inc. and Richard Putt
11              Statement re computation of per share earnings
27              Financial Data Schedule
99              Supplemental Financial Information

(b) Reports on Form 8-K

On July 8, 1999, e.spire filed an 8-K announcing that the Company had authorized Goldman Sachs Credit Partners L.P., as Syndication Agent, to seek to arrange $200 million of 6.5-7.0 year Senior Secured Credit Facilities consisting of $125 million secured pro rata facilities unfunded at closing and a $75 million secured term loan facility funded at closing; with The Bank of New York serving as Administrative Agent; First Union National Bank serving as Documentation Agent; and Newcourt Capital, e.spire's principal existing secured lender, serving as Collateral Agent.

                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            e.spire Communications, Inc.
                                            (Registrant)



                                            /s/ Anthony J. Pompliano
                                            -------------------------
                                            Anthony J. Pompliano,
August 16, 1999                             Chairman and Chief
                                             Executive Officer

                                            /s/ David L. Piazza
                                            -------------------------
                                            David L. Piazza
August 16, 1999                             Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NO.           DESCRIPTION                                               PAGE NO.
-------       -----------                                               --------
10.1          Employment agreement between
                American Communications Services, Inc.
                and Richard Putt                                             E-1
10.2          Amendment No. 1 to employment agreement between
                e.spire Communications Services, Inc. and Richard Putt       E-2
11            Statement re: computation of per-share earnings (loss)         E-3
27            Financial Data Schedules                                       E-4
99            Supplemental Financial Information                             E-5