Form 10-Q
period 1999-09-30
E SPIRE COMMUNICATIONS INC
filed 1999-11-15
CIK 932140

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999
         [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM            TO
                                              ----------    ----------

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

    The number of shares at e.spire Common Stock, Par Value $0.01 outstanding on November 8, 1999 was 51,122,783.

================================================================================
                          e.spire COMMUNICATIONS, INC.

                                  FORM 10 -- Q

                                      INDEX

                               PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets -- September 30, 1999
           (unaudited) and December 31, 1998                                        1
           Condensed Consolidated Statements of Operations -- Three and Nine
           Months Ended September 30, 1999 and 1998 (unaudited)                     2
           Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
           September 30, 1999 and 1998 (unaudited)                                  3
           Notes to Unaudited Condensed Consolidated Interim Financial Statements   4
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    6
Item 3.    Quantitative and Qualitative Disclosures about Market Risk              14

                                 PART II. OTHER INFORMATION
Item 1.    Legal Proceedings                                                       15
Item 2.    Changes in Securities                                                   15
Item 6.    Exhibits and reports on Form 8-K                                        16
Signatures.......................................................................  17
Index of Exhibits................................................................  18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          e.spire COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                    September 30,     December 31,
                                                                                       1999                1998
                                                                                   --------------     --------------
                                                                                    (unaudited)
                                                ASSETS
Current Assets:
    Cash and cash equivalents                                                       $     74,399       $    328,758
    Restricted cash and investments                                                       18,487             30,769
    Trade accounts receivable, net of allowance for doubtful accounts of
        $21,297 and $5,581 at September 30, 1999 and December 31,
        1998, respectively                                                                99,542             42,254
    Unbilled revenue                                                                      18,991             12,093
    Other current assets                                                                   5,699              8,742
                                                                                   --------------     --------------
        Total current assets                                                             217,118            422,616
                                                                                   --------------     --------------


Inventory, Networks, equipment and furniture, gross                                      811,597            561,954
    Less: accumulated depreciation and amortization                                    (139,329)           (76,020)
                                                                                   --------------     --------------
                                                                                         672,268            485,934

Deferred financing fees, net of accumulated amortization of $11,749 and $7,855
    at September 30, 1999 and December 31, 1998, respectively                             45,687             42,184
Intangible assets, net of accumulated amortization of
    $9,715 and $3,897 at September 30, 1999 and December 31, 1998, respectively            8,940             14,743
Restricted cash and investments                                                                0             15,125
Other assets                                                                               3,102              2,355
                                                                                   --------------     --------------
        Total assets                                                                $    947,115       $    982,957
                                                                                   ==============     ==============


                       LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                                $     69,339       $     66,647
    Accrued employee costs                                                                11,649              1,682
    Other accrued liabilities                                                             11,155              8,894
    Notes payable - current portion                                                      110,000              2,188
    Obligations under capital leases - current portion                                     6,332              3,607
    Accrued interest                                                                       7,456             13,864
                                                                                   --------------     --------------
        Total current liabilities                                                        215,931             96,882
                                                                                   --------------     --------------
Long Term Liabilities:
    Notes payable, less current portion                                                  734,103            723,105
    Obligations under capital leases, less current portion                                32,850             20,915
    Other long-term liabilities                                                            4,045              2,745
                                                                                   --------------     --------------
        Total liabilities                                                                986,929            843,647
                                                                                   --------------     --------------

Redeemable stock
    14 3/4% Redeemable Preferred Stock due 2008                                           82,610             70,136
    12 3/4% Junior Redeemable Preferred Stock due 2009                                   188,359            170,908
                                                                                   --------------     --------------
        Total redeemable stock                                                           270,969            241,044

Stockholders equity (deficit):
    Common Stock, $0.01 par value, 125,000,000 shares authorized, 50,536,407 and
        48,446,064 shares, respectively, issued and outstanding                              505                484
    Additional paid-in capital                                                           235,831            258,317
    Accumulated deficit                                                                (547,119)          (360,535)
                                                                                   --------------     --------------
Total stockholders' deficit                                                            (310,783)          (101,734)
                                                                                   --------------     --------------

Total liabilities, redeemable stock and stockholders' deficit                       $    947,115       $    982,957
                                                                                   ==============     ==============



See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)



                                                For the three months ended September 30,   For the nine months ended September 30,
                                               -----------------------------------------  -----------------------------------------
                                                     1999                 1998                   1999                  1998
                                               -----------------    --------------------  ------------------     ------------------
                                                            (unaudited)                                 (unaudited)
Revenues:
       Telecommunications services               $       45,461        $       34,002        $      130,249         $     89,120
       Network Technologies services                     22,031                11,458                58,636               19,561
                                               -----------------    ------------------    ------------------     ----------------
Total revenues                                           67,492                45,460               188,885              108,681

Cost of sales:
       Telecommunications services                       31,170                25,517                87,787               67,644
       Network Technologies services                     10,582                 3,680                30,463                5,150
                                               -----------------    ------------------    ------------------     ----------------
Total cost of sales                                      41,752                29,197               118,250               72,794

Gross profit:
       Telecommunications services                       14,291                 8,485                42,462               21,476
       Network Technologies services                     11,449                 7,778                28,173               14,411
                                               -----------------    ------------------    ------------------     ----------------
Total gross profit                                       25,740                16,263                70,635               35,887

Operating Expenses
       Selling, general and administrative               45,494                28,685               119,547               70,139
       Noncash compensation expense                       2,384                 1,562                 7,577                4,989
       Depreciation and amortization                     25,362                11,551                69,039               28,934
                                               -----------------    ------------------    ------------------     ----------------
Total Operating Expenses                                 73,240                41,798               196,163              104,062

Loss from Operations                                   (47,500)              (25,535)             (125,528)             (68,175)

Nonoperating income/expenses
       Interest and other income (a)                    (1,791)               (6,930)               (9,309)             (16,921)
       Interest and other expense                        24,310                20,171                70,365               52,062
                                               -----------------    ------------------    ------------------     ----------------

Net loss                                               (70,019)              (38,776)             (186,584)            (103,316)

Preferred stock dividends and accretion                  10,305                 9,022                30,002               26,122
                                               -----------------    ------------------    ------------------     ----------------

Net loss applicable to common stockholders       $     (80,324)        $     (47,798)        $    (216,586)         $  (129,438)
                                               =================    ==================    ==================     ================

Basic and diluted net loss per common share      $       (1.60)        $       (1.00)        $       (4.37)         $     (2.97)
                                               =================    ==================    ==================     ================

Weighted average number of common
  shares outstanding                                 50,267,001            47,732,934            49,550,227           43,574,670
                                               =================    ==================    ==================     ================

See accompanying notes to consolidated financial statements.

(a) For the three months ended September 30, 1999, Interest and other income includes a $71 loss associated with the sale of switched resale lines. For the nine months ended September 30, 1999, Interest and other income includes a $359 gain associated with the sale of switched resale lines.

                          e.spire COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                      For the nine months ended September 30,
                                                                                           1999                    1998
                                                                                    --------------------    --------------------
Cash flows from operating activities
Net Loss                                                                                $     (186,584)         $     (103,316)
Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                             69,039                  28,934
       Interest deferral and accretion                                                           43,373                  24,573
       Amortization of deferred financing fees                                                    3,894                   2,805
       Noncash compensation                                                                       7,577                   4,088
       Non-monetary revenue                                                                    (17,958)                 (9,002)
       Changes in operating assets and liabilities:
             Trade accounts receivable                                                         (46,228)                (27,389)
             Other current assets                                                                 3,043                 (1,481)
             Other assets                                                                         (747)                   (571)
             Accounts payable                                                                     2,692                  29,952
             Other accrued liabilities                                                            1,043                   (815)
                                                                                    --------------------    --------------------
Net cash used in operating activities                                                         (120,856)                (52,222)

Cash flows from investing activities
       Restricted cash related to network activities                                              2,139
       Network development costs and purchases of equipment and furniture                     (229,741)               (149,365)
                                                                                    --------------------    --------------------
Net cash used in investing activities                                                         (227,602)               (149,365)

Cash flows from financing activities
       Issuance of notes payable                                                                110,000                 224,959
       Issuance of common stock                                                                       -                 134,261
       Payment of dividends for preferred stock                                                    (85)                       -
       Payment of notes payable                                                                (34,563)                       -
       Payment of lease obligation                                                              (5,242)                 (1,978)
       Payment of deferred financing fees                                                       (7,397)                (21,312)
       Restricted cash related to financing activities                                           25,268                  27,364
       Exercise of warrants, options and other                                                    6,118                  14,707
                                                                                    --------------------    --------------------
Net cash provided by financing activities                                                        94,099                 378,001


Net (decrease) increase in cash & cash equivalents                                            (254,359)                 176,414
Cash and cash equivalents - beginning of period                                                 328,758                 260,837
                                                                                    ====================    ====================
Cash and cash equivalents - end of period                                               $        74,399         $       437,251
                                                                                    ====================    ====================

Supplemental disclosure of cash flow information:
       Interest paid                                                                    $        35,207         $        30,048
       Assets acquired under capital lease                                              $        19,902         $        37,025
       Dividends declared with preferred stock                                          $        27,348         $        23,989
       Increase in intangibles                                                          $            14         $             1
       Accrual of stock bonuses                                                         $         6,077         $         1,859
       Stock issued under purchase agreements                                           $             -         $         2,515


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

    The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1999 and 1998, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows at September 30, 1999, and for all periods presented, have been made. Certain amounts in the 1998 condensed consolidated statements have been reclassified to conform to the 1999 presentation. Operating results for the three and nine months ended September 30, 1999, are not necessarily indicative of the operating results for the full year.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH AND INVESTMENTS

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $3,362,000 at September 30, 1999, and $1,223,000 at December 31, 1998. The face amount of all bonds and letters of credit is approximately $21,681,000 as of September 30, 1999, and $12,292,000 as of December 31, 1998. In addition, as of September 30, 1999, the Company currently has approximately $15,125,000 in an escrow account to fund the next interest payment of its 13 3/4 % senior notes due 2007. The escrow account is invested in cash equivalents consisting of government and commercial securities.

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

RISKS AND UNCERTAINTIES

    A significant portion of the Company's cash resources are committed for existing obligations. However, management anticipates that the Company's current cash resources and amounts available under the $200 million Senior Secured Credit Facilities (the "Credit Facilities"), assuming the Company receives a waiver to the Credit Facilities in order to remedy its default (see Note 3), are sufficient to fund the Company's continuing negative cash flow and required capital expenditures into 2000. To meet its remaining operating and capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing Credit Facilities, acquire additional credit facilities or sell additional debt securities, certain of which may require the consent of the Company's debt holders. Also, the Company is currently exploring additional sources of financing, including increases in capital leases. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the

Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

    The Company has recorded revenue of approximately $13.6 million and $32.4 million, respectively, for the three and nine months ended September 30, 1999 and approximately $4.8 million and $11.4 million for the same period of 1998 for reciprocal compensation relating to the transport and termination of local traffic primarily to Internet Service Providers ("ISPs") from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges, based on the belief that such calls are not local traffic, as defined by the various agreements and under state and federal laws and public policies. As of September 30, 1999, the Company has received approximately $9.8 million for reciprocal compensation. The resolution of these disputes will be based on rulings by state public utility commissions ("PUCs"), the Federal Communications Commission ("FCC"), the courts and/or commercial arbitrators. The FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature", but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation in those states, although those rulings have been appealed by the ILEC. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect these amounts. The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $44.8 million at September 30, 1999. Although there can be no assurance that future regulatory, or arbitration rulings will be favorable to the Company, and, the timing of receipts cannot be predicted at this time, the Company believes that these amounts are ultimately collectible.

    Certain of the Company's interconnection agreements with the ILECs have expired or soon will expire. The Company believes that there is a high probability that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, may be significantly less than current rates.

NOTE 3: FINANCING ACTIVITIES

    To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

    On August 12, 1999, the Company closed the Credit Facilities consisting of a $35 million revolver, a $55 million multiple draw term loan each with a 6.5 year maturity, and a $110 million term loan with a 7 year maturity. Of the Credit Facilities, a total of $164 million was immediately available to the Company, of which the Company drew $110 million. The remaining $36 million becomes available if the Company is able to complete an additional junior capital raise of at least $100 million. Also, the Credit Facilities contain an Incremental Facility of up to an additional $100 million, although no lender is obligated to participate in the Incremental Facility.

    In addition, the Credit Facilities contain financial covenants with which the Company must comply. The Company is not in compliance with the financial covenants as of September 30, 1999. Absent a waiver, a default exists under the Credit Facilities and allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration could also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes. In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations.

    The Company is presently seeking, and believes that it is likely to obtain the waiver to the Credit Facilities in order to remedy its default thereunder. There can be no assurance that the Company will be successful in obtaining the waiver that it is seeking or that it will be successful in avoiding acceleration of its debt obligations. The Company has classified the amounts outstanding under the Credit Facilities as a current liability in the accompanying unaudited Condensed Consolidated Balance Sheets.

    With the proceeds of the Credit Facilities, the Company retired a secured credit facility in the amount of $35 million with Newcourt Commercial Finance Corporation on August 12, 1999.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, " Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning June 15, 2000. The Company is currently assessing the impact of this standard.

    In June 1999, the FASB issued FASB Interpretation No. 43 ("FIN 43"), "Real Estate Sales: An interpretation of FASB Statement No. 66," which is effective for all transactions entered into after June 30, 1999. Under FIN 43, sales, capital leases and indefeasible rights of use ("IRUs") of dark fiber, conduit and capacity related to fiber optic cable systems may be required to be accounted for under FASB No. 66 based upon the terms of the transaction and, components of asset involved. The Company believes that its sales capital leases and IRUs of dark fiber, conduit and fiber optic cable systems, to the extent title is transferred, will continue to meet the criteria for sales type lease accounting. Although management believes FIN 43 will not have any effect on its cash flows and should not have a material effect on its accounting policies, consolidated financial condition or results of operations, accounting practice and authoritative guidance is currently evolving in the industry, accounting profession and regulatory authorities, with resolution expected within the the next several months.

NOTE 5: SEGMENT REPORTING

    During 1998, the Company adopted Statement of Financial Accounting Standard No. 131 , "Disclosures about Segments of an Enterprise and Related Information." The Company has identified two reportable segments: Telecommunications services and Network Technologies services. The Telecommunications services segment provides special access, local switched voice, data transmission, and Internet services, over the Company's own facilities, over facilities the Company has long-term lease agreements for and on a limited resale basis. The Network Technologies services segment offers construction services, including the sale of IRUs on portions of e.spire's networks to Interexchange Carriers ("IXCs") and other customers, fiber optic network design and project management services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

    The Company evaluates the performance of each segment based on revenues from third parties and gross margin, which are separately disclosed on the condensed consolidated statement of operations for each segment. The reportable total assets for Telecommunications services and Network Technologies services are approximately $903.3 million and $43.8 million, respectively at September 30, 1999. Network Technologies services assets primarily consist of accounts receivable and property, plant and equipment that are specifically identifiable with Network Technologies.

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

OVERVIEW

    e.spire seeks to be a leading facilities-based integrated communications provider ("ICP") to small- and medium-sized businesses. The Company is one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of voice services, such as dedicated access, local, and long distance, with advanced data services, such as frame relay, asynchronous transfer mode ("ATM"), dedicated Internet service, and dial-up Internet and web hosting services. The Company currently offers voice services in 38 U.S. markets where it has state-of-the-art local fiber optic networks and offers data services in 48 U.S. markets where it provides access to 388 data points-of-presence ("POPs"). Through its subsidiary, ACSI Network Technologies, Inc. ("ACSI NT"), e.spire also offers network design and construction services, including the sale of IRUs on portions of e.spire's networks to IXCs and other customers. Customers include CLECs, IXCs, corporations, and municipalities in selected markets throughout the U.S.

    While the ILECs, such as BellSouth, SBC Communications, Bell Atlantic, U S West, and GTE, still dominate most local markets given their long history of monopoly control, regulatory changes have clearly mandated their markets to be subject to competition. Enabled by the Federal Telecommunications Act of 1996, e.spire can bundle a broader suite of service offerings over a wider geography and price more competitively, than its Regional Bell Operating Company competitors. Moreover, e.spire has state-of-the-art network technology, compared to most of the legacy systems and infrastructure of the ILECs. These competitive advantages have enabled the Company to compete thus far and create the opportunity for future increases in market penetration. The Company targets small- and medium-sized businesses for fully bundled voice and high-speed data services, a niche that the Company believes is largely underserved by the ILECs and other CLECs.

    As of September 30, 1999, e.spire had 131,965 local access lines in service, of which approximately 92% were on-switch. These lines represent approximately 8,000 customers. The Company's facilities-based network infrastructure is designed to provide services to customers seeking end-to-end connectivity. As of September 30, 1999, e.spire's infrastructure was comprised of 3,797 route miles of fiber in its 38 local voice markets throughout the Southeast and Eastern seaboard of the United States, 28 Lucent 5ESS voice switches, 110 central office co-locations, and approximately 26,000 backbone long-haul route miles in its leased coast-to-coast broadband data network. Further complementing the data infrastructure, e.spire has 388 data POPs which are a combination of both e.spire's infrastructure and various network-to-network interconnection arrangements. e.spire is a Tier 1 Internet provider and has more than 50 public and private peering arrangements to date, which should ensure robust connectivity to all Internet destinations. e.spire provides dedicated and dial-up Internet service and web hosting through its wholly owned subsidiary, CyberGate, Inc.

    In the third quarter of 1999, e.spire announced the lighting of its 182-mile network in New York. In addition, e.spire recently initiated services in five new Tier 1 cities, Atlanta, South Florida (Ft. Lauderdale/Miami), Philadelphia, Washington, DC/Northern Virginia and San Antonio, with local fiber-optic networks and Lucent 5ESS-2000 digital voice switches. Also, the Company has completed its 194-mile long-haul data, Internet and voice connection of its fiber-optic networks in New York City, Philadelphia, Baltimore and Washington, DC/Northern Virginia.

    The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, have resulted and will continue to result in a negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that as a facilities-based provider, incremental revenues can be generated with decreasing incremental operating expenses, which will provide positive contributions to cash flow. The Company has made specific strategic decisions to build high-capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term, this strategy will enhance the Company's financial performance by increasing the traffic flow over its network.

    TELECOMMUNICATIONS SERVICES

    e.spire's Telecommunications services include local, long distance, special access services, high-speed data and Internet services, including dial-up and dedicated Internet access, web hosting, frame relay, and ATM. To become a single source provider of voice and data services, e.spire has introduced an integrated product line offering bundled local and long distance together with data and Internet services. The Company also provides value-added services such as web hosting, messaging and e-commerce solutions, custom network services (which includes design, installation, maintenance, hardware, and configuration of a customer's network), and firewall services (security and monitoring of a customer's network). In the first quarter of 1999, the Company announced that it signed an agreement with Covad Communications, Inc. ("Covad") that enables it to offer digital subscriber line ("DSL") service, a high-speed enabling technology providing a "last mile" connection to the customer. e.spire is completing its DSL beta-testing phase with Covad, and expects to introduce its first DSL service by the end of the fourth quarter of 1999, starting in selected e.spire markets.

    The Company is already expanding its data and Internet offerings to some of the larger Tier 1 markets across the U.S. During the third quarter of 1999, e.spire launched dedicated and dial-up Internet service to small- and medium-sized business customers in 25 cities where it already provides local switched services.

    NETWORK TECHNOLOGIES SERVICES

    Through its ACSI NT subsidiary, e.spire designs and constructs high-speed, advanced fiber-optic networks for third parties, such as other CLECs, IXCs, corporations, and municipalities. ACSI NT sells IRUs on portions of e.spire's networks to IXCs and other customers. ACSI NT provides expertise for engineering, and construction processes and outsources the actual physical construction work to subcontractors. ACSI NT performs preliminary market analysis and site assessments, develops business plans, manages liability risk, and construction, installs fiber, and monitors completed networks.

    The continued growth of the Internet and bandwidth-intensive advanced data services, together with deregulation and technology improvements, has generated increasing demand for telecommunications network design and construction. ACSI NT has demonstrated its expertise in building virtually all of e.spire's high-quality networks for e.spire's own use. It has leveraged its network expertise to third parties, by developing a business that is low risk, opportunistic, and a diversified source of revenues with healthy margins, all with a limited use of the Company's capital.

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in total revenues of $22.0 million, or 49%, to $67.5 million for the three months ended September 30, 1999, compared with revenues of $45.5 million for the three months ended September 30, 1998, as discussed below. For the nine months ended September 30, 1999, total revenues increased $80.2 million, or 74%, to $188.9 million from $108.7 million for the same period of 1998, as discussed below.

TELECOMMUNICATIONS SERVICES

    The Company reported an increase in Telecommunications services revenues of $11.5 million, or 34%, to $45.5 million for the quarter ended September 30, 1999, compared with revenues of $34.0 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, Telecommunications services revenues increased $41.2 million, or 46% to $130.3 million from $89.1 million for the nine months ended September 30, 1998. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, and reciprocal compensation and data/Internet products. The increase in revenues was attributable to the Company's continued greater presence and expansion in its markets. The increase was principally due to increased reciprocal compensation revenue as discussed below and increases in the Company's bundled service offerings such as e.spire Platinum and Gold. The Company's revenue during the third quarter of 1999 was adversely affected by increased revenue reserves for customer churn, related in part to the Company's previously announced elimination of its local switched resale business.

    The Company also increased the number of route miles, fiber miles, co-locations, buildings connected, voice switches and data POPs. Between September 30, 1999 and September 30, 1998, the Company increased route miles by 2,146 miles, or 130% and increased fiber miles by 25,878 or 17%. Of the 2,146 route miles added over the 12 month period, 1,670 route miles are long haul connections between selected local metropolitan fiber networks of the Company, with an associated 7,000 fiber miles. Co-locations increased by 34 or 45% and buildings connected increased by 1,371, or 49%. Lucent 5ESS switches deployed increased to 28 as of September 30, 1999, from 18 as of September 30, 1998. In addition, the growth is attributable to the Company's leased coast-to-coast broadband network infrastructure by which it delivers both ATM and frame relay products via its 388 data POPs, which are a combination of both e.spire's infrastructure and various network-to-network interconnection arrangements. The number of data POPs has increased to 388 as of September 30, 1999, from 223 as of September 30, 1998. Net access lines installed increased by 16,091, or 14% to 131,965 at September 30, 1999, from 115,874 at September 30, 1998. In line with the Company's previously announced initiative to eliminate local switched resale, over 60,000 resale lines have been eliminated from the access line base through forced attrition and a multi-phase sale. At September 30, 1999, approximately 92% of total installed lines were "on-switch" versus approximately 43% as of September 30, 1998.

    Included in Telecommunications services revenues is reciprocal compensation of approximately $13.6 million and $4.8 million, for the three months ended September 30, 1999 and 1998, respectively, and approximately $32.4 million and $11.4 million for the nine months ended September 30, 1999 and 1998, respectively. Reciprocal compensation relates to the transport and termination of local traffic, primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. As of September 30, 1999, the Company has received approximately $9.8 million for reciprocal compensation. The resolution of these disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. The FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature" but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation in those states, although those rulings have been appealed by the ILEC. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect these amounts. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company, and, the timing of receipts cannot be predicted at this time, the Company believes that these amounts are ultimately collectible.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services revenues increased $10.5 million, or 92%, to $22.0 million for the three months ended

September 30, 1999, compared with revenues of $11.5 million for the three months ended September 30, 1998. For the nine month periods ended September 30, 1999 and 1998, Network Technologies services revenues increased $39.0 million, or 200%, to $58.6 million from $19.6 million, respectively. The increase in revenues is attributable to the continued growth in the size and number of construction contracts in this expanded operation. The Network Technologies services segment offers construction services, including the sale of IRUs on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. Also, included in Network Technologies revenues are revenues for construction contracts and grants of IRUs on portions of e.spire's networks to IXCs and other customers. The Company recognized approximately $2.5 million and $14.4 million for the three and nine months ended September 30, 1999, respectively, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire's networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the three and nine months ended September 30, 1999, are revenues of approximately $10.7 million and $30.0 million, respectively, derived from contracts with three major customers. The Company expects to see continued increases in revenues from Network Technologies due to future growth and expansion in this line of business. The Company's current revenue recognition policies for Network Technologies services could be adversely effected by the final resolution of FIN 43. See Note 4 of the Notes to Unaudited Condensed Consolidated Interim Financial Statements.

COST OF SALES

    For the quarter ended September 30, 1999, compared with the quarter ended September 30, 1998, total cost of sales increased $12.6 million, or 43%, to $41.8 million from $29.2 million for the three months ended September 30, 1998, as discussed below. Cost of sales increased $45.5 million, or 62%, to $118.3 million for the nine months ended September 30, 1999 from $72.8 million for the same period of 1998, as discussed below.

TELECOMMUNICATIONS SERVICES

    Cost of sales for Telecommunications services increased $5.7 million, or 22%, to $31.2 million for the quarter ended September 30, 1999, from $25.5 million for the same period of 1998. For the nine months ended September 30, 1999, Telecommunications services cost of sales increased $20.2 million, or 30%, to $87.8 million from $67.6 million for the nine months ended September 30, 1998. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

    Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs increased approximately $4.9 million to approximately $27.4 million for the three months ended September 30, 1999, from approximately $22.5 million for the three months ended September 30, 1998. For the nine months ended September 30, 1999, these costs increased approximately $20.4 million to $79.4 million compared with $59.0 million for the same period of 1998. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended September 30, 1999 and 1998, these costs increased approximately $0.7 million, or 23%, to approximately $3.7 million from $3.0 million, respectively. For the nine months ended September 30, 1999 and 1998, these costs decreased approximately $0.3 million to approximately $8.3 million from $8.6 million, respectively.

NETWORK TECHNOLOGIES SERVICES

    Cost of sales for Network Technologies services increased $6.9 million, to approximately $10.6 million for the quarter ended September 30, 1999, compared with $3.7 million for the same period of 1998. For the nine months ended September 30, 1999, cost of sales increased $25.3 million to $30.5 million from $5.2 million for the same period of 1998. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services. Increases in the costs are attributable to the increased growth in this expanded line of business. The Company expects this growth to continue into the future as the Network Technologies segment continues to expand.

GROSS MARGIN

    For the quarter ended September 30, 1999, total gross margin increased 230 basis points to 38.1 percent from 35.8 percent for the quarter ended September 30, 1998, as discussed below. Gross margin increased 440 basis points to 37.4 percent for the nine months ended September 30, 1999, from 33.0 percent for the same period of 1998, as discussed below.

TELECOMMUNICATIONS SERVICES

    Telecommunications services gross margin increased 640 basis points to 31.4 percent for the quarter ended September 30, 1999 from 25.0 percent for the same period of 1998. For the nine months ended September 30, 1999, telecommunications services gross margin increased 850 basis points to 32.6 percent from 24.1 percent for the nine months ended September 30, 1998. These increases were primarily due to increases in sales volume, which resulted in increases in reciprocal compensation as described above. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services gross margin decreased 1,590 basis points to
52.0 percent for the three months ended September 30, 1999 from 67.9 percent for the three months ended September 30, 1998. For the nine months ended September 30, 1999, Network Technologies services gross margin decreased 2,570 basis points to 48.0 percent from 73.7 percent for the nine months ended September 30, 1998. The decrease was due to the broader mix of projects that Network Technologies services has performed as the operations continue to grow. The Company expects 1999 margins to be more consistent with future performance.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

    For the quarter ended September 30, 1999, selling, general and administrative ("SG&A") expenses increased $16.8 million, or 59%, to $45.5 million from $28.7 million for the same period of 1998, as discussed below. SG&A expenses increased $49.4 million, or 70%, to $119.5 million for the nine months ended September 30, 1999 from $70.1 million for the same period of 1998, as discussed below.

    Included in SG&A expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased $9.2 million, to $16.7 million for the quarter ended September 30, 1999 from $7.5 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, these costs increased approximately $23.7 million to $46.2 million compared with $22.5 million for the same period of 1998. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. These expenses increased $7.6 million, to $28.8 million for the quarter ended September 30, 1999 from $21.2 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, these costs increased approximately $25.8 million to $73.4 million compared with $47.6 million for the same period of 1998.

    Increases in SG&A are the result of increases in the Company's personnel that are necessary to support and grow the Company's operations. Costs directly related to the increase in personnel include salaries, benefits, bonuses and commissions. Another significant portion of the SG&A increase is due to backoffice expenses such as professional services costs which have been necessary to maintain and improve existing processes. In addition, increases in costs for facilities and related expenses have been incurred due to an increased number of office locations and facilities. Also, in connection with the Company's growth in revenue, bad debt allowances have increased. Costs associated with Year 2000 remediation efforts have also contributed to the increases. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated.

NON-CASH STOCK COMPENSATION

    Non-cash stock compensation expense increased $0.8 million, or 53%, to $2.4 million for the quarter ended September 30, 1999, from $1.6 million for the quarter ended September 30, 1998. Non-cash stock compensation expenses increased $2.6 million, or 52%, to $7.6 million for the nine months ended September 30, 1999 from $5.0 million for the same period of 1998.

    Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $2.0 million and $1.0 million for the quarters ended September 30, 1999 and 1998, respectively, and $6.1 million and $3.3 million for the nine months ended September 30, 1999 and 1998, respectively. The costs for the compensation associated with stock option plans was approximately $0.4 million for the quarter ended September 30, 1999, and $0.6 million for the same period of 1998. For the nine months ended September 30, 1999, stock option plan costs were approximately $1.5 million compared with $1.7 million for the nine months of 1998.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased $13.8 million, or 120%, to $25.4 million for the quarter ended September 30, 1999, from $11.6 million for the quarter ended September 30, 1998. Depreciation and amortization expenses increased $40.1 million, or 139%, to $69.0 million for the nine months ended September 30, 1999 from $28.9 million for the same period of 1998. These increases were due to an increase in gross property, plant and equipment to $811.6 million at September 30, 1999, compared with capital assets of $467.5 million at September 30, 1998.

INTEREST AND OTHER INCOME

    Interest and other income decreased $5.1 million, or 74%, to $1.8 million for the quarter ended September 30, 1999, from $6.9 million for the quarter ended September 30, 1998. Interest and other income decreased $7.6 million, or 45%, to $9.3 million for the nine months ended September 30, 1999 from $16.9 million for the same period of 1998. Included in interest and other income for the three months ended September 30, 1999 is a loss of approximately $0.1 million and for the nine months ended September 30, 1999, a gain of approximately $0.4 million associated with the sale of certain resale customer lines and the related accounts receivable. The sale of the customer base was part of the Company's strategy to eliminate its switched resale business. The decrease in interest and other income reflects a decrease in the unrestricted cash and cash equivalents balance of $388.9 million from $481.8 million at September 30, 1998 to $92.9 million at September 30, 1999. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

    Interest and other expense increased $4.1 million, or 21%, to $24.3 million for the quarter ended September 30, 1999, from $20.2 million for the quarter ended September 30, 1998. Interest and other expense increased $18.3 million, or 35%, to $70.4 million for the nine months ended September 30, 1999 from $52.1 million for the same period of 1998. The increase was primarily due to the accrual of interest related to the 10 5/8% Senior Discount Notes due 2008 (the "2008 Notes") which were issued in July 1998 and the interest incurred in connection with the Credit Facilities. Furthermore, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the interest expense associated with the Company's capital leases also contributed to the increase in interest expense.

EBITDA

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $7.4 million, or 60%, to a loss of $19.8 million for the quarter ended September 30, 1999, from a loss of $12.4 million for the same period of 1998. EBITDA decreased $14.2 million, or 41% to $48.5 million for the nine months ended September 30, 1999 from $34.3 million for the same period of 1998. The decrease was due to the increases in cost of sales and SG&A expenses which offset the increases in revenues as discussed above. Also, the Company's EBITDA during the third quarter of 1999 was adversely affected by increased revenue reserves for customer churn, related in part to the Company's previously announced elimination of its local switched resale business.

    EBITDA consists of net income (loss) before net interest, income taxes, depreciation and amortization, non-cash stock compensation and, for the quarter and year-to-date periods ended September 30, 1999, includes a gain of approximately $0.4 million associated with the sale of certain resale customer lines and the related accounts receivable. EBITDA is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with generally accepted accounting principles.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    As a result of the previously discussed increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $31.2 million, or 81%, to $70.0 million for the quarter ended September 30, 1999, from a loss of $38.8 million for the quarter ended September 30, 1998. Net loss increased $83.3 million, or 81% to $186.6 million for the nine months ended September 30, 1999 from $103.3 million for the same period of 1998. Furthermore, net loss applicable to common stockholders increased $32.5 million, or 68%, to $80.3 million for the quarter ended September 30, 1999, from a loss of $47.8 million for the same period of 1998. For the nine months ended September 30, 1999, net loss applicable to common stockholders increased $87.2 million, or 67%, to $216.6 million from $129.4 million for the same period of 1998. These increases to net loss applicable to common stockholders are attributable to the changes mentioned above, as well as an increase in preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services, the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through September 30, 1999, the Company has raised net proceeds of approximately $1.2 billion from debt and equity financings. The Company's cash, cash equivalents and restricted cash decreased $281.8 million for the nine months ended September 30, 1999, due to capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. At September 30, 1999, the Company had approximately $92.9 million of cash, cash equivalents and restricted cash available for such purposes. Also, the Company has an additional $54 million available, contingent upon the Company obtaining a waiver related to the Company's default under the Credit Facilities as discussed below. In addition, the Company would have an additional $36 million available under the Credit Facilities if it is able to complete an additional junior capital raise of at least $100 million. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require that the Company obtain the consent of its debt holders.

    On August 12, 1999, the Company closed the Credit Facilities which consists of a $35 million revolver, a $55 million multiple draw term loan, each with a
6.5 year maturity, and a $110 million term loan with a 7 year maturity. Of the Credit Facilities, a total of $164 million was immediately available to the Company. The remaining $36 million will become available if the Company is able to complete an additional junior capital raise of at least $100 million. Also, the Credit Facilities contain an Incremental Facility of up to an additional $100 million, although no lender is obligated to participate in the Incremental Facility. As of September 30, 1999, the Company had $110 million outstanding under the Credit Facilities. In conjunction with the Credit Facilities, the Company retired a $35 million credit facility with Newcourt Commercial Finance Corporation on August 12, 1999.

    The Credit Facilities are secured by the capital stock of all of the restricted subsidiaries of the Company and the assets of the Company and its restricted subsidiaries, including promissory notes representing intercompany indebtedness. In addition, the Credit Facilities contain certain covenants, which impose restrictions on the Company and its restricted subsidiaries. These include, without limitation, restrictions on the declaration or payment of dividends with respect to the capital stock of the Company, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and fundamental changes.

    In addition, the Credit Facilities contain financial covenants with which the Company must comply. The Company is not in compliance with the financial covenants as of September 30, 1999 and, as a result a default exists under the Credit Facilities. Absent a waiver from the lender group, this default negates any additional borrowings and allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration could also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes. In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations.

    The Company is presently seeking, and believes that it is likely to obtain a waiver under the Credit Facilities of its non-compliance with the financial covenants in order to remedy its default thereunder. However, there can be no assurance that the Company will be successful in obtaining the waiver that it is seeking or that it will be successful in avoiding acceleration of its debt obligations. The Company has classified the amounts outstanding under the Credit Facilities as a current liability in the accompanying unaudited Condensed Consolidated Balance Sheet.

    A significant portion of the Company's cash resources are committed to existing obligations. However, management anticipates that the Company's current cash resources, assuming the Company receives a waiver to the Credit
Facilities, are sufficient to fund the Company's continuing negative cash flow and required capital expenditures into 2000. To meet its additional remaining capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing Credit Facilities, acquire additional credit facilities or sell additional debt securities. The Company is currently exploring additional sources of financing including increases to its existing capital lease programs. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

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

  On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital lease obligations totaling $39.2 million, included in liabilities as of September 30, 1999.

  On July 24, 1998, the Company completed a private placement of 10 5/8% Senior Discount Notes due 2008 yielding net proceeds to the Company of approximately $225 million. The 2008 Notes will accrue to an aggregate principal amount of $375 million by July 2008. The 2008 Notes will require payment of cash interest semi-annually in arrears beginning January 1, 2004.

YEAR 2000 PROGRAM

    The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

    Overview of Company Year 2000 Preparations

    The Company began preparing for Year 2000 in 1997 by establishing a Year 2000 Readiness Program. The Company subsequently established a company-wide Year 2000 Program Management Office ("PMO"). The PMO leads the Company's Year 2000 Readiness efforts, with support from a consulting firm, which is Year 2000 certified by the Information Technology

Association of America. The Company has completed a comprehensive systems assessment of its Year 2000 readiness. The assessment reviewed both the hardware and software for the Company's telecommunications network, information systems, network construction and Internet services. The Company is near completion of its remediation and contingency planning efforts.

    Year 2000 Readiness and Testing

    The Company has evaluated its network structure, telecommunications software and hardware, and systems against the testing results of the Telco Year 2000 Forum and the Alliance for Telecommunications Industry Solutions. According to this evaluation, the Company believes that its telecommunications network is Year 2000 compliant. The Company has evaluated and, if necessary, tested, mission critical systems used in network construction and determined that these systems are Year 2000 compliant. The Company has evaluated and, if necessary, tested, mission critical systems used for delivery of Internet services and believes that these systems are also Year 2000 compliant. For the purposes of this disclosure, the Company defines the term "mission critical" to mean: any component or system involved in the delivery of telecommunication, internet or network construction services.

    To the best of its current knowledge, substantially all of the Company's non-mission critical systems and functional areas are believed to be Year 2000 compliant. In the case of its critical back office business applications, the determination of Year 2000 readiness was made on the basis of real time date testing. In the case of non-critical back office business information systems, the Company relied on vendor representations. Items were deemed to be critical if they directly impacted the Company's ability to deliver its services.

    The Company has also established a process to assess the Year 2000 readiness of certain of its vendors and business partners to determine whether, as a corporate entity, these businesses will survive the turn of the century, and, as a result, support the Company. The Company identified 127 of these entities and has completed its assessment of their Year 2000 readiness. The Company has placed these entities into one of four categories based on its evaluation. For entities in the lowest category of Year 2000 readiness, alternate vendors and business partners may be chosen.

    Costs of the Company's Year 2000 Program

    As of September 30, 1999, the Company has incurred approximately $3.0 million cumulatively for the initial Year 2000 Assessment Report, inventory database and validation, remediation and contingency planning efforts. The total cost of the Year 2000 project is currently expected to be no more than the $5 to $6 million originally estimated and will be expensed as incurred and funded with existing cash resources. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those anticipated.

    Risks to the Company

    There are many risks to the Company associated with the Year 2000 issue. These risks include outages in the Company's telecommunications network, critical technology and information systems. While the Company has taken steps to mitigate the possibility of outages, an outage could have a material adverse affect on the Company. An outage might prevent the Company from delivering data, connecting calls, completing construction projects, or hosting Internet services. A further risk is the failure of other companies to remediate their own Year 2000 problems. If third party vendors do not remediate prior to the Year 2000, the most reasonably likely worst case scenario is that the Company may have significant problems associated with service fulfillment, billing, trouble reporting and service providing. Third party failures could have a material adverse impact on the Company. The Company is not presently aware of any third party Year 2000 issue that is likely to result in this kind of disruption.

    The Company's Contingency Plans

    The Company's Year 2000 plan includes risk assessment and contingency planning processes that are designed to provide alternative courses of action for the Company to follow if any of the remediation efforts are not successful, or if a supplier's processes or products are not Year 2000 ready. The Company has completed the initial phase of its contingency planning process. Final contingency plans are being developed by the Company's business process owners, in consultation with the Company's Year 2000 consultants, to address both minor and catastrophic events occurring as a result of the Year 2000. Throughout the remainder of the year, the Company will test, assess, and if necessary modify these contingency plans.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The Company's long-term debt includes both fixed and variable rate instruments. The fair market value of the Company's fixed rate long-term debt is sensitive to changes in interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on current market rate. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

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

(a)  Exhibits

           EXHIBIT
           NUMBER                                           DESCRIPTION
         ------------            -----------------------------------------------------------------------
           10.1                  $200 million Senior Secured Credit Facility Credit Agreement
           10.2                  Lease agreement between e.spire Communications, Inc. and CMD Properties
           10.3                  Lease agreement between e.spire Communications, Inc. and Colgate Drive
                                  Associates, L.P.
           11                    Statement re computation of per share earnings
           27                    Financial Data Schedule
           99                    Supplemental Financial Information

(b) Reports on Form 8-K

On July 8, 1999, e.spire filed an 8-K announcing that the Company had authorized Goldman Sachs Credit Partners L.P., as Syndication Agent, to seek to arrange $200 million of 6.5-7.0 year Senior Secured Credit Facilities consisting of $125 million secured pro rata facilities unfunded at closing and a $75 million secured term loan facility funded at closing; with The Bank of New York serving as Administrative Agent; First Union National Bank serving as Documentation Agent; and Newcourt Capital, e.spire's principal then existing secured lender, serving as Collateral Agent.

On October 28, 1999, e.spire issued a press release announcing its financial results for the quarter ended September 30, 1999 and a press release announcing the resignation of its Chief Financial Officer.

On November 1, 1999, e.spire issued a press release announcing that William R. Huff and Frederick Galland have been named to its Board of Directors. e.spire also announced that Olivier L. Trouveroy and Benjamin P. Giess had resigned from e.spire's Board of Directors, effective October 29, 1999.

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


                                                        e.spire Communications, Inc.
                                                        ----------------------------
                                                        (Registrant)



                                                     /s/ Anthony J. Pompliano
                                                     ------------------------
                                                     Anthony J. Pompliano,
November 15, 1999                                    Chairman and Chief Executive Officer


                                                     /s/ John Polchin
                                                     ----------------
                                                     John Polchin
November 15, 1999                                    Interim Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NO.           DESCRIPTION                                                                    PAGE NO.
---           -----------                                                                    --------

10.1          $200 million Senior Secured Credit Facility Credit Agreement                       E-1
10.2          Lease agreement between e.spire Communications, Inc. and
                        CMD Properties, Inc.                                                     E-2
10.3          Lease agreement between e.spire Communications, Inc. and
                        Colgate Drive Associates, L.P.                                           E-3
11            Statement re: computation of per-share earnings (loss)                             E-4
27            Financial Data Schedules                                                           E-5
99            Supplemental Financial Information                                                 E-6