Form 10-K
period 1999-12-31
E SPIRE COMMUNICATIONS INC
filed 2000-04-14
CIK 932140

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________ to ___________

                         Commission file number: 0-25314

                          E.SPIRE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

    Delaware                                                    52-1947746
    --------                                                    ----------
    (State or other jurisdiction of                             (I.R.S. Employer
    incorporation or organization)                              Identification No.)

    12975 Worldgate Drive
    Herndon, Virginia                                           20170
    -----------------                                           -----
    (Address of principal executive offices)                    (Zip code)

                                  703.639.6000
                 (Issuer's telephone number including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the Common Stock of e.spire Communications, Inc. ("e.spire"), held by non-affiliates of the registrant (31,944,046 shares) as of March 31, 2000, was $ 224,566,643. The number of shares of common stock of e.spire, outstanding on March 31, 2000, was 51,990,718.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Index to Exhibits appears on page E-1.
     The registrant's definitive 2000 Proxy Statement that will be filed pursuant to Regulation 14A is incorporated by reference into Part III of this Annual Report on Form 10-K.

E.SPIRE COMMUNICATIONS, INC.
FORM 10-K

                                TABLE OF CONTENTS

                                                                                        Page
  Part I.                                                                              Number

         Item 1.        Business                                                           7
         Item 2.        Properties                                                        20
         Item 3.        Legal Proceedings                                                 20
         Item 4.        Submission of Matters to a Vote of Security Holders               20

  Part II.

         Item 5.        Market for Registrant's Common Equity and Related

                        Stockholder Matters                                               21
         Item 6.        Selected Financial Data                                           22
         Item 7.        Management's Discussion and Analysis                              23
         Item 7a.       Quantitative & Qualitative Disclosure About Market Risk           34
         Item 8.        Financial Statements and Supplementary Data                       35
         Item 9.        Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure                               35

  Part III.

         Item 10.       Directors and Executive Officers of the Registrant                35
         Item 11.       Executive Compensation                                            35
         Item 12.       Security Ownership of Certain Beneficial
                        Owners and Management                                             35
         Item 13.       Certain Relationships and Related Transactions                    35

  Part IV.

         Item 14.       Exhibits, Financial Statement Schedules,
                        and Reports on Form 8-K                                           37

  SIGNATURES                                                                              __

Information Regarding Forward-Looking Statements

        This report contains or incorporates by reference "forward-looking statements" (as such term is defined in the Private Securities Litigation Reform Act of 1995) about the Company's financial condition, results of operations and business. These statements include, among others:

    - statements concerning the benefits that e.spire expects will result from its business activities and certain transactions e.spire has completed, and

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

        The most important factors that could prevent e.spire from achieving its stated goals include, but are not limited to, the following:

    - operating and financial risks related to managing rapid growth and sustaining operating cash flow to meet e.spire's debt service requirements, and making capital expenditures and fund operations;

    -   potential fluctuation in quarterly results;

    -   compliance with debt covenants

    -   obtaining additional capital to finance operations

    -   attracting and retaining management

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

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

THE COMPANY

    e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 38 markets throughout the United States where it has state-of-the-art local fiber optic networks. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of December 31, 1999, was comprised of 3,830 route miles of fiber in its 38 local networks in 21 states, and state of the art equipment including 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network.

    With the passage of the federal Telecommunications Act of 1996 ("Telecom Act, FTA or the Act"), the Company enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services, in late 1996 and long distance services in late 1997. In late 1998, e.spire announced that it would begin to eliminate its resale business. As of December 31, 1999, e.spire had installed 165,290 customer access lines of which approximately 95% were on-switch. This represents a significant increase over the 133,090 access lines installed as of December 31, 1998 of which approximately 47% were on-switch.

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

PROVIDE "ONE-STOP" INTEGRATED COMMUNICATIONS SERVICES

    To meet customer demand and to accelerate penetration in its markets, the Company has broadened the range of voice, data and Internet services it offers and has integrated these services into a bundled package offering a single source solution designed to meet its customers' communications needs. Since 1998, the Company has offered a suite of products that provide an integrated communications service for voice, data and Internet over a single multipurpose T1 line. In 1999, e.spire introduced the e.spire XpressLink branding for the product suite of integrated products that combine traditional voice services with frame relay or high-speed dedicated Internet. The Company believes that its ability to provide one-stop integrated communications services will enable it to capture a larger portion of its customers' total expenditures on communication services, and reduce customer turnover.

EXPLOIT RAPIDLY GROWING MARKET FOR DATA/INTERNET SERVICES

    The Company believes that data/Internet services is one of the fastest growing segments of the communications market. The Company's suite of products consists primarily of the e.spire family of high-speed Internet and data products such as frame relay and ATM for small and medium-sized businesses. Product traffic will be transported over the Company's coast-to-coast, leased broadband data communications network and through CyberGate, Inc. ("CyberGate"), the Company's wholly-owned Internet Service Provider ("ISP") subsidiary. CyberGate's subsidiary FloridaNet, Inc. d/b/a ValueWeb ("ValueWeb") provides Web-hosting services to customers around the world.

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

BUILD MARKET SHARE THROUGH CUSTOMER SALES AND SERVICE

    The Company believes that its local sales structure allows e.spire to target customers in specific geographic regions to develop and maintain customer relationships. In addition to its field sales force, the Company's major account team targets large national accounts, and its carrier sales group targets dedicated services to long distance carriers and ISPs.

    e.spire is building its OSS environment with a strategic blend of "off-the-shelf" applications and customized development. As the industry continues to evolve towards integrated services and as interfaces with ILECs and other CLECs begins to stabilize, e.spire will continue to enhance its OSS platform with systems that deliver proven business solutions and provide the essential amounts of flexibility and scalability to support aggressive growth. These systems must also enable unimpeded access to all operational data elements so they can be integrated into an overall Customer-centric back-office platform.

    e.spire has completed its implementation of its billing, general ledger, accounts payable and purchasing financial systems and has implemented new modules for its provisioning and network management systems. e.spire will be upgrading the functionality of our order management and circuit inventory systems. While the development and support of an OSS platform is an ongoing process, e.spire believes that progress on its system integration, and order entry streamlining projects will reap significant benefits within the next six to twelve months.

EXTEND GEOGRAPHIC FOCUS ON ATTRACTIVE MARKETS NATIONALLY

    In 1999, the Company expanded its geographic coverage by turning up local area networks in the New York, Philadelphia and Washington, D.C./Northern Virginia local markets, and launching a long-haul fiber network between New York and Baltimore through a long-term lease with Metromedia Fiber Network, Inc. e.spire plans to continue to enhance its infrastructure of its 38 local area networks and nationwide Tier 1 ATM network in 2000.

DESIGN AND MANAGE THE CONSTRUCTION OF ADVANCED FIBER OPTIC NETWORKS

    Through its ACSI Network Technologies, Inc. ("ACSI NT") subsidiary, the Company designs and constructs high speed advanced fiber optic networks for third parties, such as other CLECS, interexchange carriers ("IXC's") and businesses. The continued growth of the Internet and bandwidth intensive advanced data services has generated increasing demand for optimal network design and efficient network construction by the providers of such services. ACSI NT intends to meet the growing demand for network capacity by designing and constructing high-quality, low-cost, customized networks that provide its customers with unparalleled speed-to-market advantages. ACSI NT has built its reputation performing the mission critical services that few telecommunications service providers or construction contractors are equipped to provide, including: executing preliminary market analyses, authoring business plans, performing site assessments, managing liability and risk, managing construction and installing fiber.

E.SPIRE SERVICES

VOICE SERVICES

SWITCHED VOICE SERVICES. As of December 31, 1999, the Company had installed 28 voice switches to provide facilities-based local exchange service in 28 of its 38 markets. As an adjunct to its local switched services, the Company provides long distance, calling card and other interLATA services on a resale basis.

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

        DEDICATED SERVICES. The Company's dedicated services provide high capacity non-switched interconnections: (i) between Points of Presence ("POPs") of the same Inter Exchange Carriers ("IXC"); (ii) between POPs of different IXCs; (iii) between large business and government end-users and their selected IXCs; (iv) between an IXC POP and an Incumbent Local Exchange Carrier ("ILEC") central office or between two ILEC central offices; and (v) between different locations of business or government end-users.

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

    - SWITCHED TRANSPORT SERVICES. Switched transport services are offered to IXCs that have large volumes of long distance traffic aggregated by an ILEC switch at a central office where the Company has collocated its network. The Company provides dedicated facilities for transporting these aggregated volumes of long distance traffic from the ILEC central office to its POP or between ILEC central offices.

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

DATA/INTERNET SERVICES

    HIGH SPEED INTERNET AND DATA SERVICES AND CYBERGATE ACQUISITION. In January 1997, the Company acquired CyberGate. CyberGate, an ISP, delivers high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computers and the use of a modem. As of December 31, 1999, CyberGate had more than 100,000 customers. Of these, approximately 50,000 were dial-up access customers, and 50,000 were Web-hosting customer accounts of subsidiary ValueWeb.

    In 1997, the Company introduced the e.spire family of high-speed Internet and data services for businesses, educational institutions, ISPs and carriers. The e.spire family of services operates over the Company's coast-to-coast, leased broadband data communications network which supports the following services:

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

    - e.spire COLOCATION SERVICE. To provide customers that own a server appliance with a cost-effective way to enhance their Web site throughput and data security ValueWeb introduced colocation service in 1999. Through this service, automated security is provided via a proximity badge system Biometric palm scanner. This provides security for the customer's equipment, limits access solely to the customer and authorized personnel and greatly reduces chances for human error, security risks and potential breaches. Multiple data transfer plans are available, including burstable bandwidth. As opposed to paying for bandwidth up to a predetermined amount, our facility bills bandwidth based on the average amount used per month. As a result, customers gain a tremendous amount of additional bandwidth capacity which prevents customers from losing site traffic due to a lack of bandwidth.

    - e.spire DEDICATED SERVERS offered through ValueWeb. To provide customers, particularly those in a shared hosting environment, a cost-effective way to enhance their Web site capacity ValueWeb introduced dedicated servers. Dedicated servers are an innovative option for businesses with limited reinvestment capital to quickly upgrade their server disk space and bandwidth without incurring considerable overhead costs or additional debt. This provides a foundation for managed services and application hosting without incurring overhead costs that typically amount to many thousands of dollars.

    - e.spire DIGITAL SUBSCRIBER LINE (DSL). In 1999, e.spire began offering DSL service in 11 markets. The DSL service is available to e.spire customers in Atlanta, GA; Austin, TX; Baltimore, MD; Dallas/Ft. Worth, TX; West Palm Beach/Ft. Lauderdale/Miami, FL; New York, NY; Philadelphia, PA; and Washington, D.C./Northern Virginia. e.spire's DSL services enable businesses and telecommuters to use standard phone lines to access the Internet or a corporate local area network at speeds ranging from 144 Kbps to 1.1 Mbps. DSL service is an always-on, dedicated connection that can be up to 25 time faster than a connection via a standard 56K modem. Turnkey service packages include DSL modem/routers, e-mail accounts, domain name registration services and around-the-clock monitoring.

    - e.spire WEB HOSTING offered through ValueWeb. Web hosting allows customers to benefit from high-speed network connectivity, high performance servers, around the clock monitoring and emergency provisioning, at a fraction of what it would cost the customer to put a comparable internal infrastructure in place. e.spire provides the hardware and software necessary to establish a company's presence on the web. Hosted sites are provisioned on shared commercial grade Unix servers, complete with operating system and web server software. Each server is provisioned with its' own 10Mb Ethernet connection to the Internet.

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

    - e.spire FRAME RELAY SERVICE. This service is designed for bandwidth needs that vary, and for interconnecting geographically dispersed networks and equipment. Businesses of any size can take advantage of e.spire Frame relay for internetworking, application sharing, e-mail, file transfer, PC-to-PC and PC-to-Server communications. The Frame relay backbone is connected to frame relay networks of other key providers via NNIs (Network-to-Network Interfaces) thus enabling the Company to offer comprehensive solutions to local, regional, and national businesses regardless of their location. This service supports standard multi-protocol encapsulation which makes it easier to integrate new and legacy systems. The service supports user port connections ranging from 56 kbps to 1.5 Mbps with a wide range of Committed Information Rates.

    - e.spire ATM SERVICE. This service provides a solution to local, regional and national businesses with high-bandwidth, delay-sensitive data communications applications. With e.spire ATM service, the performance needs of complex, media-rich applications such as CAD/CAM, remote super-computing, medical imaging, video conferencing, and voice calls are easily met. This service is also ideal for higher-volume users of applications such as PC-to-server and file transfer. The service supports both Constant Bit Rate and Variable Bit Rate service levels over Permanent Virtual Circuits with user port speeds ranging from 2 Mbps to 45 Mbps.

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

ACSI NT

    e.spire's wholly-owned network development subisidiary, ACSI NT, formed in 1998, designs and constructs fiber optic networks for municipalities, IXCs and other providers. ACSI NT is prepared to manage any and all aspects of network development projects, including business planning, market analysis, engineering, project management, construction and network monitoring center design. In 1999, ASCI NT announced that since its formation in 1998 it had signed contracts with a total value of more than $100 million.

SALES, MARKETING AND SERVICE DELIVERY

    The Company seeks to provide its customers a choice for local access, utilizing its facilities-based network infrastructure to deliver both voice and data solutions. The Company's customers include corporations, financial services companies, local government entities, and academic, scientific and other major institutions as well as ISPs, IXCs and other carriers.

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

NETWORK

    The Company has deployed its network infrastructure approach by selecting economic alternatives of constructing or leasing facilities or a combination thereof. As of December 31, 1999, the Company had local fiber optic networks in service in 38 markets. The Company generally chooses to own facilities where
(i) there is no attractive fiber optic network alternative, (ii) ownership creates strategic value for the Company and/or (iii) large concentrations of telecommunications traffic are accessible, or have been secured, to justify network construction. In addition to the "build" vs. "lease" decision for network deployment, the Company also will consider potential network acquisitions from time to time.

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

    The Company utilizes state of the art networking technology on its data backbone network, allowing its network capacity to be efficiently shared between multiple platforms. The Company's local networks are comprised of fiber optic cable, integrated switching facilities, advanced electronics, data switching equipment (e.g., frame relay and ATM), transmission equipment and associated wiring and equipment. By virtue of their state-of-the-art equipment and ring-like architecture, the Company's networks offer electronic redundancy and diverse access routing. Through automatic protection switching, if any electrical component or fiber optic strand fails, the signal is instantaneously switched to a "hot standby" component or fiber. Since network outages and transmission errors can be very disruptive and costly to long distance carriers and other customers, consistent reliability is critical to customers.

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

    The Company's network management center in Herndon, Virginia monitors all of the Company's networks from one central location. Centralized electronic monitoring and control of the Company's networks allows the Company to avoid duplication of this function in each city. This consolidated operations center also helps make the Company's per customer monitoring and customer service costs lower than if such costs were monitored on a single-city basis. The Company also plans to enhance its use of this facility to monitor the performance of data and switched voice services.

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

    DEDICATED SERVICES. Competition in the local exchange services market began in the mid-1980s. In New York City, Chicago and Washington, D.C., newly formed companies provided dedicated non-switched services by installing fiber optic facilities connecting POPs of IXCs within a metropolitan area and, in some cases, connecting business and government end-users with IXCs. Most of the early competitors operated limited networks in the central business districts of major cities in the United States where the highest concentration of voice and data traffic, including IXC traffic, is typically found. Competitive Access Providers ("CAPs") used the substantial capacity and economies of scale inherent in fiber optic cable to offer customers service that was generally less expensive and of higher quality than could be obtained from the ILECs due, in part, to antiquated copper-based facilities used in many ILEC networks.

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

    ACSI NT. ACSI NT was established as a separate business unit of the Company to design and manage the construction of fiber optic telecommunication networks for third parties. ACSI NT provides broadband telecommunications infrastructure solutions to communications carriers, corporate clients, and government agencies throughout the United States. ACSI NT's service offering covers the full range of fiber optic infrastructure solutions from initial design, planning, and implementation of the data communications network to the construction of the network management center and required network management architecture. ACSI NT provides both customer driven services that are customized to meet a specific client development plan either with project-based consulting or a turn-key solution, and high-bandwidth infrastructure, that may include the lease of conduit or dark fiber.

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

  In each of its markets, the Company's primary competitor is the incumbent local exchange carrier ("ILEC") serving that geographic area. ILECs are established providers of dedicated and local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent Federal Communications Commission ("FCC") administrative decisions and initiatives provide increased business opportunities to voice, data and Internet-service providers such as the Company, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. If future regulatory decisions afford the ILECs increased access services pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILEC, including the Company.

  In the local exchange market, the Company also faces competition or prospective competition from several other carriers, many of which have significantly greater financial resources than the Company. For example, AT&T, MCI Worldcom and Sprint, which historically have been purely long distance carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the ILECs' or other providers' unbundled network elements or services. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering local switched services include companies that have previously been known purely as competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, including Regional Bell Operating Companies ("RBOCs"), can offer single source local and long distance services, like those offered by the Company. New start-up companies also may enter markets and provide services in competition with the Company. In addition, a continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of these combined entities may have resources far greater than those of the Company. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered by the Company.

  The Company will also face competition from various fixed wireless services, including Multichannel Multipoint Distribution Service ("MMDS"), Local Multipoint Distribution Service ("LMDS"), 24 GHz and 38 GHz wireless communications systems, Wireless Communications Service ("WCS"), FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. The FCC has issued or is in the process of issuing licenses for these services to provide broadband integrated telecommunications services on a point-to-point and/or point-to-multipoint basis. Many of these service providers have already raised substantial capital and have commenced building their wide-area networks, primarily in urban areas. Upon entering into appropriate interconnection agreements with ILECs, these service providers are expected to provide integrated voice and data services comparable to those the Company currently offers or intends to offer. Many of these companies have announced plans to target small and medium-sized businesses and may enjoy certain advantages over the Company with respect to the speed with which they can deploy their own facilities directly serving end user premises to the extent that they need not lease or resell "last mile" facilities from the ILEC. In addition, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data-rate transmission services.

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

  Section 271 of the Federal Telecommunications Act ("FTA") prohibits a RBOC from providing long-distance service that originates (or in certain cases terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. The FCC has denied the following applications for such approval: Southwestern Bell's Oklahoma application in June 1997; Ameritech's Michigan application in August 1997; BellSouth's applications for South Carolina in December 1997; and two BellSouth applications for Louisiana, in February and October 1998. In December 1999, the FCC approved Bell Atlantic's Section 271 application for New York and thereby granted Bell Atlantic authority to provide long-distance service to New Yorkers. Southwestern Bell currently has pending before the FCC an application for Section 271 authority for the state of Texas. An FCC decision on that application is due in July 2000. The Company anticipates that several RBOCs will file additional applications for in-region long distance authority in 2000. The FCC has 90 days from the date an application for in-region long distance authority is filed to decide whether to grant or deny the application.

  The market for data communications and Internet access services, including Internet protocol ("IP") switching, is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends on a number of factors, including: market presence; the ability to execute a rapid expansion strategy: the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new services by the Company and its competitors; the Company's ability to support industry standards; and general industry and economic trends. The Company's success in this market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.

  The Company's subsidiary, ACSI NT, provides complete turnkey telecommunications infrastructure solutions to its customers throughout the United States. These services encompass initial design, planning and implementation of the data communications network to the construction of the network management center and required network management architecture. ACSI NT's customers are those that demand optimal network design and efficient network construction. These customers look to outside independent suppliers to meet growth needs and to address other high-level service and network management requirements. The Company believes that ACSI NT is one of the few suppliers that are able to provide the complete telecommunications infrastructure solutions that customers demand.

GOVERNMENT REGULATION

  The following summary of regulatory developments and legislation describes the primary present and proposed federal, state, and local regulation and legislation that is related to the Internet service and telecommunications industries and would have a material effect on our business. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings and administrative proposals that could change, in varying degrees, the manner in which our industries operate. In addition, a number of legislative proposals have been announced or made which could prove adverse to the Company. We cannot predict the outcome of these proceedings or legislation, or their impact upon the Internet service and telecommunications industries or upon us.

         OVERVIEW

  Our telecommunications services are subject to regulation by federal, state, and local government agencies. Generally, Internet and certain data services are not directly regulated, although the underlying telecommunications services may be regulated in certain instances. We hold various federal and state regulatory authorizations for our regulated service offerings. The FCC has jurisdiction over our facilities and services to the extent those facilities are used in the provision of interstate or international telecommunications. State regulatory commissions also have jurisdiction over our facilities and services to the extent they are used in intrastate telecommunications. Municipalities and other local government agencies may require telecommunications services providers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks also are subject to certain other local regulations such as building codes and generally applicable public safety and welfare requirements. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. We cannot predict what impact, if any, these proceedings or changes will have on our business or results of operations.

         FEDERAL REGULATION

  The following summary of regulatory developments and legislation describes the primary present and proposed federal, state, and local regulation and legislation that is related to the Internet service and telecommunications industries and would have a material effect on our business. Existing federal and state regulations are currently subject to judicial proceedings, legislative hearings, and administrative proposals that could change, in varying degrees, the manner in which our industries operate. We cannot predict the outcome of these proceedings or their impact upon the Internet service and telecommunications industries or upon us.

  The FCC regulates us as a non-dominant common carrier, or one that is not considered to be dominant over other service providers in the relevant product or geographic markets in which it operates. Non-dominant carriers are subject to lesser regulation than dominant carriers but remain subject to the general requirements that they offer just and reasonable rates and terms of service and do not unreasonably discriminate in the provision of services. We have obtained authority from the FCC to provide domestic interstate long distance services and international services between the United States and foreign countries and have filed the required tariffs. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

         THE FEDERAL TELECOMMUNICATIONS ACT

  In February 1996, the FTA was passed by the United States Congress and signed into law by President Clinton. This comprehensive telecommunications legislation was designed to increase competition in the long-distance and local telecommunications industries. The FTA imposes a variety of duties on competitive telecommunications providers to facilitate competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to:

- interconnect our networks with those of other telecommunications carriers;
- originate calls to and terminate calls from competing providers on a reciprocal basis;
-       permit resale of our services;
-       permit users to retain their telephone numbers when changing providers;
        and
- provide competing providers with access to poles, ducts, conduits and rights-of-way, if any.

  ILECs, including GTE and the RBOCs, are subject to requirements in addition to these, including the duty to:

- undertake additional obligations applicable to the interconnection of their networks with those of competitors;
-       permit collocation of competitors' equipment at their central offices;
- provide access to individual network elements and "unbundled elements," including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and
-       offer their retail services for resale at wholesale rates.

  The FCC is charged with establishing national rules implementing certain portions of the FTA. In August 1996, the FCC released an order adopting an extensive set of regulations governing network interconnection, network unbundling, and resale of traditional telephone company services, under the FTA. In July 1997, the United States Court of Appeals for the Eighth Circuit issued a decision vacating substantial portions of these rules, principally on the ground that the FCC had improperly intruded into matters reserved for state jurisdiction.

  In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit's decision, concluding that the FCC has jurisdiction to implement the local competition provisions of the FTA. In so doing, the Supreme Court found that the FCC has authority to establish pricing guidelines applicable to the provision of unbundled network elements and the resale of traditional telephone company services, to prevent ILECs from disaggregating existing combinations of network elements, and to establish rules enabling competitors to select all or portions of any existing traditional telephone company interconnection agreements for use in their own interconnection agreements with traditional telephone companies. The Supreme Court, however, did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. While the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC.

Although most of the challenged FCC rules were upheld by the Supreme Court, the Court found that the FCC had not adequately considered certain statutory criteria for requiring ILECs to make unbundled network elements available to competitive telecommunications providers. The FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available most, but not all, of the network elements specified in its initial order, as well as certain new sub-types of network elements not included on the original list. The FCC also clarified the obligation of ILECs to provide certain combinations of network elements. Various interested parties have sought reconsideration and filed appeals of the FCC's order. We are unable to predict the outcome of those reconsideration and appellate proceedings. Notably, rates charged for unbundled network elements are established through negotiation or by state regulatory commissions, subject to general FCC rules governing pricing methodology. Also as a result of the Supreme Court's decision, FCC rules that require ILECs to establish geographically deaveraged pricing for network elements will become effective in May 2000. Such deaveraging could result in significant changes in the prices of network elements and may result in a significant price increase for network elements in certain non-urban markets served by the Company.

  The FTA also eliminates certain pre-existing prohibitions on the provision of traditional long distance services by the RBOCs on a phased-in basis. On December 22, 1999, the FCC approved an application filed by Bell Atlantic seeking authority to begin providing long distance services to customers located in the State of New York, where it also provides local telephone service. This action represents the first approval by the FCC of a regional Bell operating company request to provide long distance services to customers located in their local operating region. The FCC's approval of Bell Atlantic's application to provide such long distance services is likely to strengthen its competitive position in New York substantially. We anticipate that Bell Atlantic will soon apply to the FCC to obtain such long distance service authority in other states in its fourteen state operating region. Southwestern Bell currently has pending before the FCC an application to provide traditional long distance services in Texas. The FCC must issue a decision on that application in July 2000. We are unable to predict the outcome of that decision. In addition, each RBOC has begun the process to obtain permission to provide long distance services in various other states. Entry of Bell Atlantic, and additional RBOCs, into the long distance business could result in substantial competition to our services and may have a material adverse effect on us as they will be able to offer integrated local and long distance services and may enjoy a significant competitive advantage.

  In the first half of 1998, four regional Bell operating companies petitioned the FCC to be relieved of certain regulatory requirements in connection with their provision of advanced telecommunications services. Advanced telecommunications services are wireline, broadband telecommunications services, as opposed to traditional voice services, and are widely used for Internet access, often relying on DSL technology and packet-switching technology. In response, in August 1998, the FCC issued an order and notice which clarified its views on the applicability to advanced services of existing statutory requirements in the FTA relating to network interconnection and unbundling. The FCC also solicited public comments on a wide variety of issues associated with the provision of advanced services by wireline carriers. The FCC generally determined that advanced telecommunications services are subject to its interconnection and unbundling rules. These orders have been appealed and are the subject of further FCC proceedings as well. The FCC has not yet ruled on a preliminary FCC proposal that would permit ILECs to deploy advanced telecommunications services through a separate affiliate, which would not be regulated as a traditional telephone company and therefore would not be subject to the FTA's unbundling and resale provisions. However, the FCC in 1999 approved a merger between SBC and Ameritech and imposed a requirement that those companies establish separate affiliates for the provisioning of advanced telecommunications services. Notably, a number of legislative proposals have been made which would relieve ILECs of some or all of their obligations to provide interconnection or unbundled network elements with respect to advanced services.

  In March 1999, the FCC adopted an order strengthening the rights of competitive telecommunications providers such as the Company to obtain physical collocation for purposes of interconnecting with ILEC networks, as well as requiring that the ILECs permit competitive telecommunications providers to collocate equipment used for interconnection and/or access to unbundled network elements. The FCC also adopted rules designed to limit traditional telephone companies' ability to deny competitive telecommunications providers the ability to deploy transmission hardware in collocation space by purporting that the equipment will cause electrical interference with other wires, requiring the construction of caged enclosures, and imposing large minimum space requirements and space preparation fees, among other things. The FCC also proposed rules making these requirements more specific. On March 17, 2000, the U.S. Court of Appeals for the District of Columbia vacated significant portions of these FCC collocation rules, and remanded the matter to the FCC for further consideration. Among other things, the appeals court vacated new FCC rules that would have required ILECs to permit collocation of equipment usable to provide enhanced services, use collocation space to cross connect to third party carriers, and collocate their equipment in any unused space in their central offices.
Further FCC and appellate proceedings are expected.

         ACCESS REGULATION

The FCC regulates the interstate access rates charged by ILECs for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing these long distance services. Over the past few years, the FCC has implemented changes in interstate access rules that result in the restructuring of the access charge system and changes in access charge rate levels. On remand from an appeals court, the FCC is conducting further proceedings to explain and refine its recent reforms affecting access charge rate levels. In addition, the FCC is considering several proposals to further reform access charge rate structures, including a proposal submitted by a coalition of long distance companies and regional Bell companies referred to as "CALLS". These and related actions may change access rates structures and rate levels. If access rates are reduced, access revenues of all local telecommunications carriers, including those of the Company, could be reduced, and the costs to ILECs and long distance carriers to provide long distance services also could be reduced significantly. The impact of these new changes will not be known until they are fully implemented.

  The FCC has also raised the issue of whether it should begin to regulate the access charges imposed by competitive telecommunications providers. Currently, competitive telecommunications providers are free to charge access rates at any levels they deem appropriate so long as they are "just and reasonable" and nondiscriminatory. The current proceeding seeks comment from the industry on whether competitive telecommunications providers should be required to cost-justify the access charges they impose on long distance carriers or whether such rates should be limited to a prescribed range of "reasonable" charges. A decision by the FCC to regulate competitive telecommunications providers' access charges could result in the reduction of those charges for all competitive telecommunications providers. Over the past few years, the FCC has granted ILECs significant flexibility in pricing their interstate special and switched access services. We anticipate that this pricing flexibility will result in ILECs lowering their prices in high traffic density areas, the probable areas of competition with us. We also anticipate that the FCC will grant ILECs increasing pricing flexibility as the number of potential competitors increases in each of these markets.

In August 1999, the FCC released an order that granted substantial additional pricing flexibility to ILECs for certain interstate services. Among other things, the FCC granted immediate pricing flexibility to many ILECs in the form of streamlined introduction of new services, the ability to change rates for certain interstate services based on geographic location, and removal, after certain local toll dialing restrictions are lifted, of certain interstate long distance services from restrictive pricing regulation. The FCC also established a framework for granting many ILECs greater flexibility in the pricing of all interstate access services once they satisfy certain prescribed competitive criteria. The FCC also invited public comment on proposals for yet further traditional telephone company pricing flexibility.

  In addition, in various contexts, certain ILECs have asked the FCC to rule that certain calls made over the Internet are subject to regulation as telecommunications services including the assessment of interstate switched access charges and universal service fund assessments. Although the FCC has suggested that Internet-based telephone-to-telephone calls may be considered telecommunications services, it has not reached a final decision on that issue.

         UNIVERSAL SERVICE

  In 1997, the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high cost areas, and to low-income customers and qualifying schools, libraries and rural health care providers. Providers of telecommunications services, like us, as well as certain other entities, must pay for these programs. The Company's share of the payments into these subsidy funds will be based on its share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing these payments on the basis of a telecommunications services provider's interstate and international revenue for the previous year. Various states are also in the process of implementing their own universal service programs. The Company currently is unable to quantify the amount of subsidy payments it will be required to make in the future or the effect that these required payments will have on its financial condition. Moreover, the FCC's universal service rules remain subject to change, which could increase the Company's costs.

         DETARIFFING

  In November 1996, the FCC issued an order that required non-dominant, long distance carriers, like the Company, to cease filing tariffs for their domestic long distance services. Tariffing is a traditional requirement of telephone companies whereby such companies publish for public inspection at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of all such services to the public. Traditional long distance service tariffs are filed with the FCC and tariffs for local telephone services are filed with state regulatory commissions. The FCC's order required mandatory detariffing for long distance services and gave interstate long distance service providers nine months to withdraw federal tariffs and move to contractual relationships with their customers. This order is subject to a stay issued by a federal appeals court, and it is unclear at this time whether or when the detariffing order will be implemented. In March 1999, the FCC adopted further rules that, while still maintaining mandatory detariffing, required long distance carriers to make specific public disclosures on their Internet websites of their rates, terms, and conditions for domestic interstate services. The effective date of these rules also is delayed until a court decision is rendered on the appeal of the FCC's detariffing order. If the FCC's orders become effective, non-dominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic interstate services, and will have to rely more heavily on individually negotiated agreements with end-users.

  In June 1997, the FCC issued an order stating that non-dominant local service providers may withdraw their tariffs for interstate access services provided to long distance carriers. The FCC continues to require that service providers obtain authority to provide service between the United States and foreign points and file tariffs for international service.

         RECIPROCAL COMPENSATION

  Under its interconnection agreements with ILECs, the Company has a right to charge ILECs reciprocal compensation for the transport and termination of local traffic routed from ILEC end users to end users of the Company's local exchange services. Many CLECs, like the

Company, have accrued substantial revenue based on reciprocal compensation for the termination of calls placed to Internet Service Providers ("ISPs") that are subscribers to their local exchange services. ILECs have taken the position that calls placed to ISPs do not terminate at the ISP and, therefore, are not "local" traffic for which the CLEC is entitled to receive reciprocal compensation under these interconnection agreements. Consequently, certain ILECs currently are refusing to pay reciprocal compensation amounts for traffic attributable to calls placed to ISPs. Since a significant portion of the Company's customer base is comprised of ISPs, a failure by ILECs to pay ISP-related reciprocal compensation could have a substantial impact on the Company's past and future revenues. The obligation of ILECs to remit such compensation currently is the subject of numerous proceedings at the FCC and State Commissions, and in Federal and state courts, including complaint proceedings initiated by the Company at State Commissions and through commercial arbitration for collection of such compensation under its interconnection agreements. Any final order by the FCC or a State Public Utility Commission ("PUC") in a state in which the Company's interconnection agreements entitle it to reciprocal compensation, or a final determination by a Federal or applicable state court or arbitration panel that no reciprocal compensation is owed for calls placed to ISPs, could have a material adverse effect on the Company.

  In late 1998 and early 1999 the FCC determined that both dedicated access and dial-up calls from a customer to an ISP are primarily interstate in nature and therefore are to be considered interstate services, subject to the FCC's jurisdiction. The FCC then initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to Internet service providers that originate on one service provider's network and terminate on another service provider's network. In that same order, the FCC permitted existing reciprocal compensation arrangements between service providers, as set forth in interconnection agreements and approved by state regulatory commissions, to remain intact. However, on March 24, 2000, the FCC's jurisdictional determination with respect to dial-up access traffic to Internet service providers was vacated by the U.S. Court of Appeals for the District of Columbia and remanded to the FCC for further proceedings.

  The FCC is currently determining whether a new compensation mechanism should be implemented. Presumably, in the context of the remand of its order on reciprocal compensation from the Court of Appeals, the FCC also will further consider whether dial-up traffic to Internet service providers is interstate in nature and whether such traffic is subject to requirements governing the payment of reciprocal compensation. Any decision that invalidates current reciprocal compensation arrangements could result in the reduction, or elimination, of potential revenues we may receive from reciprocal compensation payments for traffic terminated over our network to ISPs.

  As of March 2000, over 30 state PUCs have rendered decisions holding that ILECs were required to make reciprocal compensation payments to CLECs for dial-up traffic originating on ILEC networks and terminated by CLECs to ISPs. On the other hand, a few other state PUCs recently have ruled that CLECs are not entitled to collect reciprocal compensation for terminating ISP-bound traffic. A few state PUCs also have ruled that CLECs are not entitled to collect reciprocal compensation for terminating ISP-bound traffic prospectively under newly arbitrated interconnection agreements.

  The Company has successfully prosecuted multiple complaints against ILECs for past due reciprocal compensation. Several favorable state PUC decisions are currently on appeal. We are unable to predict the outcome of these appeals and note that a reversal could have a materially adverse effect on the Company's financial position. In addition, the Company has filed arbitration petitions against BellSouth seeking to ensure that successor interconnection agreements with BellSouth provide for reciprocal compensation for dial-up access traffic to ISPs. Adverse decisions on this issue could have a materially adverse effect on the Company's financial position.

         STATE REGULATION

  The FTA preempts state and local statutes and regulations that prohibit the provision of competitive telecommunications services. As a result, we will be free to provide the full range of local, long distance and data services in all states in which we currently operate, and in any states into which we may wish to expand. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. Because we provide intrastate common carrier services, we are subject to various state laws and regulations. Most state public utility and public service commissions require some form of certification or registration. We must acquire this authority before commencing intrastate common carrier service. In most states, we are also required to file tariffs or price lists setting forth the terms, conditions, and prices for services that are classified as intrastate.

  We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various reporting and record-keeping requirements in these states. Many states also require prior approval for transfers of control of certified providers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings, and incurrence of significant debt obligations. States generally retain the right to sanction a service provider or to revoke certification if a service provider violates applicable laws or regulations. If any regulatory agency were to conclude that we are or were providing intrastate services without the appropriate authority or in violation of any regulation, the agency could initiate enforcement actions, which could include the imposition of fines, a requirement to disgorge revenues or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services.

  We are authorized to provide competitive local telecommunications services in 24 states. We have authority to provide intrastate long distance services in all states where we hold local services authority, and in numerous other states as well. We may apply for additional state authority in the future. However, there can be no assurance that we will receive such authorizations.

         LOCAL INTERCONNECTION

  The FTA imposes a duty upon all ILECs to negotiate in good faith with potential competitive telecommunications providers to provide interconnection to their networks, exchange local traffic, make unbundled network elements available, and permit resale of most local telephone services. In the event that negotiations do not succeed, we have a right to seek arbitration with the state regulatory authority of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts.

  We have entered into interconnection agreements with BellSouth, Pacific Bell, Southwestern Bell, U S West, Bell Atlantic, GTE and Sprint/Central Telephone. Arbitration decisions involving the Company's interconnection arrangements in several states have been challenged in lawsuits filed in U.S. District Courts by the affected ILECs. The Company has experienced some difficulty in obtaining timely ILEC implementation of local interconnection agreements. Delays encountered in obtaining facilities have caused the Company to file complaints against BellSouth and U S West. Similar problems have been experienced with other ILECs, and there can be no assurance that ILEC performance will improve.

  A number of the Company's interconnection agreements will expire at various times over the next six months, after which time, the Company will be required to renegotiate each such agreement. The initial term of our interconnection agreement with BellSouth already has lapsed, but its terms continue to apply until a successor agreement is established through negotiation or state regulatory commission arbitration proceedings. The Company has filed for arbitration of a successor agreement in several BellSouth states. There can be no assurance that these arbitrations, negotiations, and renegotiations of interconnection agreements will be successful, that the agreements can be extended in a favorable manner, or that State PUC arbitration of any unresolved issues will be decided favorably to the Company.

         LOCAL GOVERNMENT AUTHORIZATIONS

  The Company is required to obtain street use and construction permits and licenses, encroachment agreements and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. Termination of the existing franchise or license agreements prior to their expiration dates could have a materially adverse effect on the Company. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. There can be no assurance that the Company will not be required to post similar bonds in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. However, the FTA provides that any compensation extracted by states and localities for use of public rights-of-way must be "fair and reasonable," applied on a "competitively neutral and nondiscriminatory basis," and be "publicly disclosed" by such government entity.

         CONTENT REGULATION

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

  In recent years, Congress has adopted legislation designed to limit the liability of data communications and online service providers. On

November 12, 1997, the U.S. Court of Appeals for the Fourth Circuit ruled that under certain defined circumstances the FTA protects interactive computer service providers from liability for defamatory material posted on their systems by third parties; the Supreme Court declined to review that case on June 22, 1998. The Digital Millenium Copyright Act, signed into law on October 28, 1998, provides limitations against liability for online copyright infringement, provided that certain conditions are met. Both acts are subject to interpretation, however, and it is not certain that the Company will be able to make successful use of the defenses provided if plaintiffs were to accuse it of facilitating the dissemination of defamatory or copyright-infringing material. Moreover, those statutes do not address every potential form of content liability. For example, some courts have held that communications companies can be held liable for consequential damages if they are grossly negligent or engage in willful misconduct that delays or distorts the transmission of important or time-sensitive information.

EMPLOYEES

    As of December 31, 1999, the Company employed a total of 1,418 individuals full time. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company's employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

  As of 12/31/99, e.spire leases 59,545 and 24,255 square foot office spaces in Annapolis Junction, Maryland for its former corporate headquarters for $100,406 and $32,272 per month, respectively, as of December 31,1999, subject to periodic increases in specified amounts. The primary lease expires in 2003 with an option to renew for one additional five-year period. The secondary lease terminates in April 2005. As of December 31, 1999, additional office space of 128,954 square feet is leased in Columbia, Maryland and Laurel, Maryland for two additional corporate offices, and the Company's billing center. These leases expire in 2007, 2000, and 2000, respectively. e.spire leases 167,285 square feet in Herndon, Virginia, for corporate offices for $395,629 per month as of December 31, 1999, subject to periodic increases in specified amounts. The lease expires in 2009 with two options to renew for additional three-year and five-year periods. e.spire leases 25,460 square foot office space in Sterling, Virginia for its network management center for $28,642. This lease expires in 2009 with an option to renew for one additional five-year period.

  As of December 31, 1999, the Company's various operating subsidiaries have leased facilities for their offices and network nodes. The aggregate monthly rent on these properties is approximately $925,300. The various leases expire on dates ranging from March 2000 to December 2013. Most have renewal options. Additional office space and equipment rooms will be leased as additional networks are constructed and the Company's operations are expanded.

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

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on The NASDAQ Stock Market under the symbol "ESPI".

    The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Common Stock obtained from The Nasdaq Stock Market.

                                                    HIGH PRICE      LOW PRICE
                                                    ----------      ---------
          FISCAL YEAR ENDED DECEMBER 31, 1997
            First Quarter ...................       $   11.13    $    6.50
            Second Quarter ..................            7.69         4.75
            Third Quarter ...................           12.25         6.38
            Fourth Quarter ..................           14.00        10.63
          FISCAL YEAR ENDED DECEMBER 31, 1998
            First Quarter ...................       $   19.63    $   11.63
            Second Quarter ..................           22.56        15.00
            Third Quarter ...................           23.03         9.00
            Fourth Quarter ..................           14.06         5.31
          FISCAL YEAR ENDED DECEMBER 31, 1999
            First Quarter ...................       $   13.75    $    4.50
            Second Quarter ..................           16.75         9.63
            Third Quarter ...................           12.69         7.19
            Fourth Quarter ..................            8.91         5.50

    On March 31, 2000, the last reported sales price for the Common Stock as reported on The Nasdaq Stock Market was $7.031. As of December 31, 1999, there were approximately 399 holders of record of the Common Stock.

DIVIDEND POLICY

  The Company has never paid dividends on the Common Stock and does not expect to declare any dividends on the Common Stock in the foreseeable future. The Company's indentures, Credit Facilities and preferred stock instruments contain certain covenants that restrict the Company's ability to declare or pay dividends on the Common Stock.

RECENT SALES OF UNRESTRICTED SECURITIES

    On March 3, 2000, in consideration of approximately $100.7 million, e.spire issued an aggregate of 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants to The Honeywell International Inc. Master Retirement Trust, The Huff Alternative Income Fund, L.P., Greenwich Street Capital Partners, II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., and TRV Executive Fund, L.P. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The securities were issued pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.   SELECTED FINANCIAL DATA

    The selected consolidated financial data presented below under the captions "Statement of Operations Data" for the years ended June 30, 1995 and 1996, December 31, 1996, 1997, 1998 and 1999, and "Balance Sheet Data" as of June 30, 1995 and 1996, December 31, 1996, 1997, 1998 and 1999 are derived from and qualified by reference to the audited Consolidated Financial Statements of the Company and the related notes thereto, and should be read in conjunction therewith and in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                      SELECTED CONSOLIDATED FINANCIAL DATA
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                FISCAL
                                              YEAR ENDED     YEAR ENDED       YEAR ENDED
                                               JUNE 30,       JUNE 30,       DECEMBER 31,
                                                 1995          1996             1996
                                              -------------------------------------------
STATEMENT OF OPERATIONS DATA:
   Revenues .............................     $     389      $   3,415       $   9,417
   Operating expenses:
   Network, development and operations...         3,282          5,265          11,046
   Selling, general and administrative...         4,598         13,464          30,656
   Non-cash stock compensation ..........         6,419          2,736           2,081
   Depreciation and amortization ........           498          3,078           7,228
                                              ---------      ---------       ---------
     Total operating expenses ...........        14,797         24,543          51,011
                                              ---------      ---------       ---------
   Loss from operations .................       (14,408)       (21,128)        (41,594)
   Interest and other income ............           218          4,410           6,390
   Interest and other expense ...........          (170)       (10,477)        (18,032)
   Debt conversion expense...............          (385)             0               0
                                              ---------      ---------       ---------
   Net loss before minority interest.....       (14,746)       (27,195)        (53,236)
   Minority interest.....................            48            413             417
                                              ---------      ---------       ---------
   Net loss .............................     $ (14,698)     $ (26,782)      $ (52,819)
                                              =========      =========       =========
   Preferred stock dividends and
   accretion ............................        (1,071)        (3,871)         (4,021)
                                              ---------      ---------       ---------
   Net loss to common stockholders ......     $ (15,769)     $ (30,653)      $ (56,840)
                                              =========      =========       =========
   Net loss per common share ............     $   (3.30)     $   (4.96)      $   (8.54)
                                              =========      =========       =========
   Weighted average shares outstanding ..         4,772          6,185           6,653
OTHER DATA:
   Adjusted EBITDA(1)....................     $  (7,443)     $ (14,901)      $ (31,868)
   Capital expenditures .................        15,303         60,856         107,773



                                            YEAR ENDED       YEAR ENDED       YEAR ENDED
                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                              1997              1998             1999
                                           ----------------------------------------------
STATEMENT OF OPERATIONS DATA:
   Revenues .............................   $  59,001        $ 156,759        $ 244,009
   Operating expenses:
   Network, development and operations...      52,881          106,813          159,368
   Selling, general and administrative...      59,851          103,639          169,180
   Non-cash stock compensation ..........       4,274            9,928           11,473
   Depreciation and amortization ........      24,131           47,332           95,943
                                            ---------        ---------        ---------
     Total operating expenses ...........     141,137          267,712          435,964
                                           ---------        ---------        ---------
   Loss from operations .................    (82,136)        (110,953)        (191,955)
   Interest and other income ............      8,685           23,348           10,602
   Interest and other expense ...........    (41,565)         (75,474)         (96,395)
   Debt conversion expense...............          0                0                0
                                           ---------        ---------        ---------
   Net loss before minority interest.....   (115,016)        (163,079)        (277,748)
   Minority interest.....................          0                0                0
                                           ---------        ---------        ---------
   Net loss .............................  $(115,016)       $(163,079)       $(277,748)
                                           =========        =========        =========
   Preferred stock dividends and
   accretion ............................    (11,630)         (36,080)         (40,646)
                                           ---------        ---------        ---------
   Net loss to common stockholders ......  $(126,646)       $(199,159)       $(318,394)
                                           =========        =========        =========
   Net loss per common share ............  $   (4.65)       $   (4.45)       $   (6.38)
                                           =========        =========        =========
   Weighted average shares outstanding ..     27,234           44,752           49,892
OTHER DATA:
   Adjusted EBITDA(1)....................  $ (53,731)       $ (53,693)       $ (84,160)
   Capital expenditures .................    135,036          249,256          286,744



BALANCE SHEET DATA (END OF PERIOD):         JUNE 30,   JUNE 30,    DECEMBER 31,  DECEMBER 31,  DECEMBER 31,  DECEMBER 31,
                                              1995      1996          1996           1997         1998          1999
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                    $20,351    $134,116     $ 78,619     $260,837    $ 328,758    $  62,525
Total assets                                  37,627     223,600      230,038      638,896      982,957      941,242
Working capital (deficit)                     13,908     114,966       46,001      272,234      325,734      (60,505)
Networks, equipment and furniture, net        15,567      76,739      136,083      250,478      485,934      682,474
Long-term debt, including current portion      3,798     184,382      210,410      461,285      749,815      970,124
Long-term liabilities                          4,723     189,072      216,484      461,321      746,765      805,202
Redeemable stock and options                   2,931       2,155        2,000      206,160      241,044      281,596
Stockholders' equity (deficit)                22,144       8,982      (27,038)     (65,356)    (101,734)    (401,195)

NOTE TO SELECTED CONSOLIDATED FINANCIAL DATA

(1) Adjusted EBITDA consists of net income (loss) before net interest, income taxes, depreciation and amortization, and noncash stock compensation. It is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company's operating results. However, it is not intended to represent cash flow or results of operations in accordance with Generally Accepted Accounting Principles.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS

    e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 38 markets throughout the United States where it has state-of-the-art local fiber optic networks. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of December 31, 1999, was comprised of 3,830 route miles of fiber in its 38 local networks in 21 states, state of the art equipment including 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network.

    With the passage of the federal Telecommunications Act of 1996 ("Telecom Act, FTA or the Act"), the Company enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services, in late 1996 and long distance services in late 1997. In late 1998, e.spire announced that it would begin to eliminate its resale business. As of December 31, 1999, e.spire had installed 165,290 customer access lines of which approximately 95% were on-switch. This represents a significant increase over the 133,090 access lines installed as of December 31, 1998 of which approximately 47% were on-switch.

    The development of the Company's business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the Company's customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses. The Company has made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term this strategy will enhance the Company's financial performance by increasing the traffic flow over its network.

    ACSI NT was formed to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

REVENUES

    The Company reported an increase in total revenues of $87.2 million, or 56%, to $244.0 million for the year ended December 31, 1999, compared with revenues of $156.8 million for the year ended December 31, 1998 as discussed below.

TELECOMMUNICATIONS SERVICES

    The Company reported an increase in Telecommunications services revenues of $48.4 million, or 38%, to $175.7 million for the year ended December 31, 1999, compared with revenues of $127.3 million for the year ended December 31, 1998. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data/Internet products. The increase in revenues was attributable to the Company's greater presence and expansion in its markets. The increase was principally due to increased reciprocal compensation revenue as discussed below and increases in the Company's other service offerings such as special access, switch and data services. Also, these increases in revenues were partially offset by a decrease in resale revenue due to the Company's elimination of its switched resale portfolio. The Company's revenue was also adversely affected by increased revenue reserves for customer churn, related in part to the Company's previously announced elimination of its local switched resale business and increased reserves for reciprocal compensation.

    The Company also increased the number of route miles, fiber miles, co-locations, buildings connected, voice switches and data POPs. Between December 31, 1999 and December 31, 1998, the Company increased route miles by 2,088 miles, or 120% and increased fiber miles by 23,070 or 14%. Of the 2,088 route miles added over the 12 month period, 1,670 route miles are long haul connections between selected local metropolitan fiber networks of the Company, with an associated 7,000 fiber miles. Co-locations increased by 17 or 18% and buildings connected increased by 1,237, or 42%. Lucent 5ESS switches deployed increased to 28 as of December 31, 1999, from 19 as of December 31, 1998. In addition, the growth is attributable to the Company's leased coast-to-coast broadband network infrastructure by which it delivers both ATM and frame relay products via its 388 data POPs, which are a combination of both e.spire's infrastructure and various network-to-network interconnection arrangements. The number of data POPs has increased to 388 as of December 31, 1999, from 66 as of December 31, 1998. Net access lines installed increased by 32,220, or 24% to 165,290 at December 31, 1999, from 133,070 at December 31, 1998. In line with the Company's previously announced initiative to eliminate local switched resale, over 60,000 resale lines have been eliminated from the access line base through forced attrition and a multi-phase sale. At December 31, 1999, approximately 95% of total installed lines were "on-switch" versus approximately 47% as of December 31, 1998.

    Included in Telecommunications services revenues is reciprocal compensation of approximately $38.9 million for the twelve months ended December 31, 1999 and approximately $17.7 million for the twelve months ended December 31, 1998. Reciprocal compensation relates to the transport and termination of local traffic, primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. As of December 31, 1999, the Company has received approximately $14.4 million for reciprocal compensation. In the first quarter of 2000, the Company received approximately $16 million in reciprocal compensation from BellSouth and GTE. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. In February 1999, the FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature." The FCC also found that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's decision on the grounds that the FCC did not provide an adequate basis for its decision that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic, and remanded further consideration. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation from BellSouth in those states, although those ruling have been appealed by BellSouth. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect outstanding amounts from multiple ILECs. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company and the timing of receipts cannot be predicted at this time, the Company believes that its receivables for reciprocal compensation of $46.9 million at December 31, 1999, net of allowance, are ultimately collectible. (see "Government Regulation")

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services revenues increased $38.8 million, or 132%, to $68.3 million for the year ended December 31, 1999, compared with revenues of $29.4 million for the year ended December 31, 1998. The increase in revenues is attributable to the increased growth in the size and number of construction contracts in this expanded operation. The Network Technologies segment offers construction services, including the sale of IRUs on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. Also, included in Network Technologies revenues are revenues for construction contracts and grants of IRUs on portions of e.spire's networks to IXCs and other customers. The Company recognized approximately $14.9 million and $14.0 million for the twelve months ended December 31, 1999 and 1998, respectively, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire's networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the twelve months ended December 31, 1999, are revenues of approximately $40.1 million derived from contracts with three major customers. Included in the year ended December 31, 1998 revenues was approximately $23.5 million derived from contracts with five major customers with approximately $9.5 million coming from a single customer. The Company expects to see continued increases in revenues from Network Technologies due to future growth and expansion in this line of business. However, the timing of future revenue recognition will be adversely affected by the Company's adoption of FIN 43 which effects the recognition of revenue for dark fiber sales. See Note 1 of the Notes to Consolidated Financial Statements.

COST OF SALES

    For the year ended December 31, 1999, compared with the year ended December 31, 1998, total cost of sales increased $52.5 million, or 49%, to $159.4 million from $106.8 million for the twelve months ended December 31, 1998, as discussed below.

TELECOMMUNICATIONS SERVICES

    Cost of sales for Telecommunications services increased $23.0 million, or 23%, to $121.2 million for the year ended December 31, 1999, from $98.2 million for the same period of 1998. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

    Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs increased to approximately $108.2 million for the year ended December 31, 1999, from approximately $84.7 million for the year ended December 31, 1998. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the year ended December 31, 1999 and 1998, these costs were approximately $13.0 million and $13.4 million, respectively.

NETWORK TECHNOLOGIES SERVICES

    Cost of sales for Network Technologies services increased $29.6 million, to approximately $38.2 million for the year ended December 31, 1999, compared with $8.7 million for the same period of 1998. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services. Increases in the costs are attributable to the increased growth in this expanded line of business. The Company expects this growth to continue into the future as Network Technologies continues to expand. However, the costs associated with revenues deferred as a result of the adoption of FIN 43 will be recognized ratably over the IRU period.

GROSS MARGIN

    For the year ended December 31, 1999, total gross margin increased 280 basis points to 34.7 percent from 31.9 percent for the year ended December 31, 1998, as discussed below.

TELECOMMUNICATIONS SERVICES

    Telecommunications services gross margin increased 810 basis points to 31.0 percent for the year ended December 31, 1999 from 22.9 percent for the year ended December 31, 1998. These increases were primarily due to increases in sales volume, which resulted in increases in reciprocal compensation as described above. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services gross margin decreased 2,660 basis points to
44.1 percent for the year ended December 31, 1999 from 70.7 percent for the year ended December 31, 1998. The decrease was due to the sale of lower margin construction projects in 1999. The Company expects 1999 results to be more in line with what future results will be for this line of business. The Company expects that the gross margins in the future will be adversely effected due to the provisions of FIN 43 as discussed above.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

    For the year ended December 31, 1999, selling, general and administrative (SG&A) expenses increased $65.5 million, or 63%, to $169.2 million from $103.6 million for the same period of 1998.

    Included in SG&A expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased to $64.5 million for the year ended December 31, 1999, from $32.4 million for the year ended December 31, 1998. Also, included in SG&A expenses are operating costs such as rent, advertising and general administrative and office expenses. These expenses increased to $104.7 million for the year ended December 31, 1999 from $71.2 million for the year ended December 31, 1998.

    Increases in SG&A expenses are the result of increases in the Company's personnel that are necessary to support and grow the Company's operations. Costs directly related to the increase in personnel include salaries, benefits, bonuses and commissions. Another significant portion of the SG&A increase is due to backoffice expenses such as professional services cost which have been necessary to maintain and improve existing processes. In addition, increases in costs for facilities and related expenses have been incurred due to an increased number of office locations and facilities. Also, in connection with the Company's growth in revenue, bad debt allowances have increased. Costs associated with Year 2000 remediation efforts have also contributed to the increases. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated.

NON-CASH STOCK COMPENSATION

    Non-cash stock compensation expense increased $1.6 million, or 16%, to $11.5 million for the year ended December 31, 1999 from $9.9 million for the year ended December 31, 1998.

    Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $6.1 and $9.6 million for the years ended December 31, 1998 and 1999, respectively. The costs for the compensation associated with stock option plans was approximately $3.8 for the year ended December 31, 1998 and $1.9 for the same period of 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased $48.6 million, or 103%, to $95.9 million for the year ended December 31, 1999 from $47.3 million for the year ended December 31, 1998. These increases were due to an increase in gross capital assets to $849 million at December 31, 1999 compared with capital assets of $562.0 million at December 31, 1998.

INTEREST AND OTHER INCOME

    Interest and other income decreased $12.7 million, or 55%, to $10.6 million for the year ended December 31, 1999 from $23.3 million for the year ended December 31, 1998. The decrease in interest and other income reflects a decrease in the unrestricted cash and cash equivalents balance of $266.2 million from $328.8 million at December 31, 1998 to $62.5 million at December 31, 1999. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

    Interest and other expense increased $20.9 million, or 28%, to $96.4 million for the year ended December 31, 1999 from $75.5 million for the year ended December 31, 1998. The increase was primarily due to the accrual of interest related to the 10 5/8% Senior Discount Notes due 2008 which were issued in July 1998 and the interest incurred in connection with the Credit Facilities. Furthermore, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the interest expense associated with the Company's capital leases also contributed to the increase in interest expense. Also, beginning in the fourth quarter of 2000, cash interest payments under the 2005 Notes will begin.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    As a result of the aforementioned increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $114.6 million, or 70%, to $277.7 million for the year ended December 31, 1999 from $163.1 million for the year ended December 31, 1998. Further, net loss applicable to common stockholders increased $119.2 million, or 60%, to $318.4 million for the year ended December 31, 1999 from $199.2 million for the same period of 1998. These increases to net loss applicable to common stockholders are primarily attributable to the preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

RESULTS OF OPERATIONS - YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

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

CAPITAL EXPENDITURES; OPERATING CASH FLOW

    As of December 31, 1999, the Company was operating 38 digital local fiber optic networks. The costs associated with the initial construction and operation of a network may vary, primarily due to market variations in geographic and demographic characteristics, and the types of construction technologies, which can be used to deploy the network. In addition, the Company has implemented aggressive network expansion and optimization programs. This is evidenced by an increase in fiber miles to 182,703 fiber miles at December 31, 1999, from 159,633 fiber miles at December 31, 1998. The Company also significantly increased the number of buildings connected to its network to 4,149 at December 31, 1999 from 2,912 at December 31, 1998.

    As the Company develops, introduces and expands its high-speed data/Internet and voice services in each of its markets, additional capital expenditures and net operating costs will be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers.

    Although, as of December 31, 1999, the Company was generating revenues from all of its fiber optic networks, on a consolidated basis it is still incurring negative cash flows due, in part, to the funding requirements for continuing network construction or development and to the roll-out of new data and voice services. In 1999, the Company invested approximately $200 million in network and telecommunications equipment. The Company expects it will continue to incur negative cash flow for at least two years. There can be no assurance that the Company's networks or any of its other services will ever provide a revenue base adequate to sustain profitability or generate positive cash flow. The Company estimates that in 2000, capital required for implementation of its integrated networks and its other services and to fund negative cash flow, including interest payments, will be approximately $275 million. As of December 31, 1999, the Company's unrestricted cash balance was approximately $81,279. As of December 31, 1999, the Company was in default of its Credit Facilities as discussed below. However, on April 13, 2000, the Company obtained a waiver to remedy the default under the Credit Facilities. In addition, the Company has obtained additional financing commitments as discussed below. The Company anticipates that current cash resources, together with amounts expected to be available pursuant to the funding commitments described below, will be sufficient to fund its continuing negative cash flow and required capital expenditures through 2000.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services, the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through December 31, 1999, the Company has raised net proceeds of approximately $1.2 billion from debt and equity financings. The Company's cash, cash equivalents and restricted cash decreased $293,373 for the year ended December 31, 1999, due to capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. At December 31, 1999, the Company had approximately $81,279 of cash, cash equivalents and restricted cash available for such purposes. In the first quarter of 2000, the Company announced that it had secured $175 million in funding commitments from Greenwich Street Capital Partners II, L.P., The Huff Alternative Income Fund, L.P. and Honeywell International Inc. Master Retirement Trust. The Company has an additional $36 million available under the Credit Facilities, contingent upon the Company obtaining an amendment to the financial covenants under the Credit Facilities as discussed below. The Company continues to consider potential acquisitions or other arrangements that may fit the Company's strategic plan. Any such acquisitions or arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require that the Company obtain the consent of its debt holders.

    e.spire signed commitment letters with Greenwich Street Capital Partners II, L.P., and The Huff Alternative Income Fund , L.P. for a total of $125 million in equity funding. In addition, e.spire signed a commitment letter with Honeywell International Inc. Master Retirement Trust, in cooperation with Allied Capital Management, L.L.C., a subsidiary of Honeywell International, Inc. for $50 million in equity funding. Pursuant to the commitment letters, e.spire will issue 175,000 shares of Series A Convertible Preferred Stock (liquidation preference $1,000 per share) and 175,000 warrants that will entitle the holders to purchase, in the aggregate, a total of up to 7.72 million shares of Common Stock. On March 3, 2000, e.spire completed a private offering of the first tranche of these securities and received $100.7 million. In connection with the private offering, e.spire issued 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants. The issuance of the remaining shares of Series A Convertible Preferred Stock and warrants is subject to shareholder approval and satisfaction of various closing conditions, including the absence of any material adverse change. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. Dividends on the Series A Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a per annum rate of 7% of $1,000 (the "stated value"), plus 7.0% of the accrued but unpaid dividends thereon, subject to an adjustment in the dividend rate to 15% upon the occurrence of certain events and to 20 percent upon a change of control. Dividends on the convertible preferred stock are cumulative and shall accrue whether or not the company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by the Company. Dividends on the convertible preferred stock are payable only when and if declared by the Company; provided that all accrued but unpaid dividends on any share of convertible preferred stock must be paid by the Company upon the conversion of such share of convertible preferred stock. The convertible preferred stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. All dividends will be paid by the Company in shares of its Common Stock equal to accrued dividends divided by a rate equal to the effective conversion price described above or, if no shareholder approval has been obtained, the closing price of the common stock on March 6, 2000. In connection with the issuance of the convertible preferred stock, the Company has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of the Company's 12 3/4% Junior Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% preferred stock.

    In December 1999, e.spire obtained an additional commitment of $50 million in capital lease financing from GATX Capital Corporation, a diversified financial services company, and its telecommunications investing affiliate, GATX Telecom Investors II-A, L.L.C. (collectively "GATX"). The proceeds will be used primarily to finance voice switches, including remote modules and associated software, as well as other related telecommunications networking equipment. As of December 31, 1999, e.spire had drawn approximately $16 million under these capital leases. The Company's ability to draw the balance of approximately $34 million is subject to GATX discretion in light of EBIDTA loss.

    On August 12, 1999, the Company closed the Credit Facilities which consists of a $35 million revolver, a $55 million multiple draw term loan, each with a
6.5 year maturity, and a $110 million term loan with a 7 year maturity. Of the Credit Facilities, a total of $164 million was immediately available to the Company and is outstanding as of December 31, 1999. The remaining $36 million is available to the Company contingent upon the Company obtaining an amendment to the financial covenants under the Credit Facilities. Also, the Credit Facilities contain an Incremental Facility of up to an additional $100 million, although no lender is obligated to participate in the Incremental Facility. In conjunction with the Credit Facilities, the Company retired a $35 million credit facility with Newcourt Commercial Finance Corporation on August 12, 1999.

    The Credit Facilities are collateralized by the capital stock of all of the restricted subsidiaries of the Company and the assets of the Company and its restricted subsidiaries, including promissory notes representing intercompany indebtedness. In addition, the Credit Facilities contain certain covenants, which impose restrictions on the Company and its restricted subsidiaries. These include, without limitation, restrictions on the declaration or payment of dividends with respect to the capital stock of the Company, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and fundamental changes.

    The Senior Secured Credit Facilities (as described in note 8) contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with the financial covenants as of December 31, 1999, resulting in a default under the Credit Facilities which allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (the Notes). In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations. On April 13, 2000, the Company obtained a waiver of the event of non-compliance as of December 31, 1999. The Company is currently in discussion with its lenders and believes that it will be successful in amending its financial covenants on a going forward basis to amounts that the Company believes will allow for compliance. However, there can be no assurance that the Company will be successful in amending its covenants, that the Company will be in compliance with its debt covenants throughout 2000 or that the Credit Facilities will not be accelerated, causing an acceleration of other obligations. The Company has classified its obligation under the Credit Facilities as a current liability as a result of the debt covenant violation. The Senior Notes cannot be accelerated unless payment of amounts due under the Credit Facilities is accelerated and therefore, remain classified as long-term obligations at December 31, 1999. In the event that the Company is unsuccessful in negotiating amendments to the financial covenants, the Company believes that it will have access to sufficient financial resources to ensure that the Notes will not be accelerated.

    A significant portion of the Company's cash resources are committed to existing obligations. However, management anticipates that the Company's current cash resources, together with other available sources of cash, will be sufficient to fund the Company's continuing negative cash flow and required capital expenditures through 2000. To meet its additional remaining capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing Credit Facilities, acquire additional credit facilities or sell additional debt securities. The Company is currently exploring additional sources of financing including increases to its existing capital lease programs. Accordingly, there can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

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

YEAR 2000 PROGRAM

    There have been no material Year 2000 impacts reported with respect to the Company's products, services or back office systems that were classified as Year 2000 ready. The Company has experienced no material supply chain problems attributable to the Year 2000 date transition. The Company's mission critical systems for its telecommunications network, network construction and Internet services, have not, as of March 2, 2000, experienced any material adverse impacts as a result of the Year 2000 date transition. For the purposes of this disclosure, the Company defines the term "mission critical" to mean: any component or system involved in the delivery of telecommunication, internet or network construction services. Because of its reliance on third party vendors, and because of the possibility that some latent problem that has not yet manifested itself could still occur, it is possible that the Company may experience adverse impacts as a result of the Year 2000 date transition that have not yet been identified.

    As of March 2, 2000, the Company has incurred approximately $3 million cumulatively for the initial Year 2000 Assessment Report, inventory database and validation, remediation and contingency planning efforts. The total cost of the Year 2000 Program has been expensed as incurred and funded with existing cash resources. The costs of the program and the date on which the Company believed it would complete the Year 2000 modifications were based on management's best estimates, which were derived from numerous assumptions of then future events, including the continued availability of certain resources, third party modification plans and other factors.

NEW ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board (the FASB) issued FASB Interpretation No. 43, Real Estate Sales, an interpretation of FASB Statement No. 66 (FIN 43). FIN 43 establishes standards for recognition of profit on all real estate sales transactions without regard to the nature of the seller's business. Specifically, FIN 43 expands the concept of real estate to include "integral equipment," which is defined in FIN 43 as "any physical structure or equipment attached to the real estate that cannot be removed and used separately without incurring significant costs." The provisions of FIN 43 are effective for all sales of real estate with property improvements or integral equipment entered into after June 30, 1999.

    The Company believes FIN 43 limits the application of sale-type lease accounting to grants of indefeasible rights of use (IRUs) of constructed dark fiber in exchange for cash unless the Company transfers ownership of the underlying assets to the customer as, under this interpretation, dark fiber and conduit are considered integral equipment and, accordingly, title must transfer to a customer in order for a lease transaction to be accounted for as a sales-type lease. In the event that sales-type lease accounting is not applicable to portions of or all of an IRU, the Company will apply operating lease accounting and recognize revenue and operating costs ratably over the term of the agreement. The effect of adopting the provisions of FIN 43 on 1999 results was to decrease revenues by $12.3 million and increase net loss by $10.9 million. Revenues for 2000 and forward will be negatively impacted by FIN 43.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company's long term debt includes both fixed and variable rate instruments. The fair market value of the Company's fixed rate long-term debt is sensitive to changes in interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on current market rate. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes.
The following table provides information about the Company's significant financial instruments that are sensitive to changes in interest rates. (In thousands)


                                                                                        Future Principal Payments
                                                              ESTIMATED
                                                              FAIR VALUE
                                                         ON DECEMBER 31, 1999    2000   2001   2002   2003  2004  THEREAFTER
                                                         --------------------    ----   ----   ----   ----  ----  ----------
Long-term debt, including Current portion:

 Fixed rate:

     2005 Senior Discount Notes, interest at 13%,
         maturing 2005                                         $100,947              0    0     0      0      0    $165,632
     2006 Senior Discount Notes, interest at 12 3/4%,
         maturing 2006                                         $ 57,156              0    0     0      0      0    $102,791
     2007 Senior Discount Notes, interest at 13 3/4%,
          maturing 2007                                        $156,200              0    0     0      0      0    $220,000
     2008 Senior Discount Notes, interest at 10 5/8%,
          maturing 2008                                        $168,750              0    0     0      0      0    $260,983
     Senior Secured Credit Facility                            $164,000        164,000    0     0      0      0    $      0

     Total                                                     $647,053        164,000    0     0      0      0    $749,406

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are included in this Report beginning on page F-1 following the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The sections of the Company's 1999 Proxy Statement entitled "Election of Directors - Information Concerning Director Nominees," "- -Business Experience of Director Nominees," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Management - Business Experience of Executive Officers" are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The sections of the Company's 1999 Proxy Statement entitled "Election of Directors - Directors' Compensation," "--Compensation Committee Interlocks and Insider Participation," "Compensation of Executive Officers and Directors - Summary Compensation Table," "--Option Grants in Fiscal Year Ended December 31, 1998," "--Option Exercises and Fiscal Year End Values," and "Management Employment and Termination Agreements" are incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) EXHIBITS


                                                                                                                     EXHIBIT NO. OR
 EXHIBIT                                                                                                             INCORPORATION
   NO.                               DESCRIPTION                                                                     BY REFERENCE
-----------------------------------------------------------------------------------------------------------------------------------
    3.1       3rd Amended and Restated Certificate of Incorporation of the Company.                                  !!!
    3.2       Certificate of Designation of the Company's 14.75% Redeemable Preferred Stock due 2008.                ####
    3.3       Certificate of Amendment of the Certificate of Designation of the Company's 14.75% Redeemable          ####
              Preferred Stock due 2008.
    3.4       Amended and Restated By-Laws of the Company, as amended.                                               !!!!
    3.5       Governance Agreement dated November 8, 1995, between the Company and the holders of its Preferred      ++
              Stock.
    3.6       Certificate of Designation of the Company's 12 3/4% Junior Redeemable Preferred Stock due 2009.        !
    3.7       Certificate of Correction dated March 11, 1996                                                         #
    3.8       Supplemental Governance Agreement dated February 26, 1996.                                             #
    3.9       Certificate of Designation Series A Convertible Preferred Stock                                        E-1
    4.1       Specimen Certificate of the Company's Common Stock.                                                    *
    4.2       March 11, 1996 Supplement to 1995 Indenture                                                            #####
    4.3       Indenture dated November 14, 1995, between the Company and Chemical
              Bank, as trustee, relating to $190,000,000 in principal amount of
              13% Senior Discount Notes due 2005, including the form of global note.                                 ++
    4.4       Initial Global Note dated November 14, 1995.                                                           ++
    4.5       Warrant Agreement dated November 14, 1995, between the Company and
              Smith Barney Inc. and Salomon Brothers Inc.                                                            +++
    4.6       Initial Global Warrant dated November 14, 1995.                                                        +++
    4.7       Indenture dated March 21, 1996, between the Company and Chemical Bank,                                 +++++
              as trustee, relating to $120,000,000 in principal amount of 12  3/4%
              Senior Discount Notes due 2006, including the form of global note (the "1996 Indenture").
    4.8       Supplemental Indenture dated as of January 13, 1997, between the Company and the                       +++++
              Chase Manhattan Bank, as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company's 13% Senior Discount Notes due 2005.
    4.9       Supplemental Indenture dated as of January 13, 1997, between the Company and the Chase Manhattan       ++++
              Bank, as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company's
              12  3/4% Senior Discount Notes due 2006.
   4.10       Supplemental Indenture dated as of July 7, 1997, between the Company and the Chase Manhattan Bank,     ####
              as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company's 13%
              Senior Discount Notes due 2005.
   4.11       Supplemental Indenture dated as of  July 7, 1997, between the Company and the Chase Manhattan Bank,    ####
              as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company's 12 3/4%
              Senior Discount Notes due 2006.
   4.12       Specimen Certificate of the Company's 14.75% Redeemable Preferred Stock due 2008.                      ####
   4.13       Warrant Agreement dated as of July 10, 1997, between the Company and The Chase Manhattan Bank, as      ####
              warrant agent.
   4.14       Form of Warrant.                                                                                       ####
   4.15       Indenture dated as of July 23, 1997, between the Company and The Chase Manhattan Bank, as trustee,     ####
              relating to the Company's 13 3/4% Senior Notes due 2007.
   4.16       Specimen Certificate of the Company's 12 3/4% Junior Redeemable Preferred Stock due 2009.              !
   4.17       Warrant Agreement dated March 6, 1997 between the Company and MCI metro
              Access Transmission Services, Inc.                                                                     *****
   4.18       Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan
              Bank, as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company's
              13% Senior Discount Notes due 2005.                                                                    ####
   4.19       Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan
              Bank, as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company's
              12  3/4% Senior Discount Notes due 2006.                                                               ####
   4.20       Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan
              Bank, as trustee, to the Indenture dated July 23, 1997, as amended, relating to the Company's
              13  3/4% Senior Discount Notes due 2007.                                                               ####

   4.21       Indenture dated as of July 24, 1998, between the Company and the Chase Manhattan Bank, as trustee, relating to the Company's 10.625% Senior Discount Notes due July 1, 2008, including the form of
              global note.                                                                                           !!
    9.1       Standstill Agreement dated June 26, 1995, between the Company and
              certain of its Preferred Stockholders.                                                                 ****
    9.2       Standstill Agreement dated November 8, 1995, between the Company and                                   ++
              certain of its Preferred Stockholders.

                                                                                                                     EXHIBIT NO. OR
 EXHIBIT                                                                                                             INCORPORATION
   NO.                                        DESCRIPTION                                                            BY REFERENCE
-----------------------------------------------------------------------------------------------------------------------------------
   9.3       Voting Rights Agreement dated November 8, 1995, between the Company and
             certain of its Preferred Stockholders.                                                                   ++
   9.4       Amendment to Voting Rights Agreement dated December 14, 1995.                                            #
  10.1       Exchange Agreement, dated June 1, 1994, between the Company and certain of
             its Preferred Shareholders.                                                                              *
  10.2       Exchange Agreement, dated June 26, 1995, between the Company and its 9%
             Series A Preferred Shareholders.                                                                         **
  10.3       Company's amended 1994 Stock Option Plan.                                                                ++
  10.4       Company's Employee Stock Purchase Plan                                                                   ++++
  10.5       Registration Rights Agreement dated July 1, 1992, between American
             Lightwave, Inc. and persons named therein.                                                               *
  10.6       Supplemental Registration Rights Agreement dated June 26, 1995.                                          ****
  10.7       Management Registration Rights Agreement dated June 30, 1995.                                            ****
  10.8       Registration Rights Agreement dated June 26, 1995, between the Company
             and certain Preferred Stockholders.                                                                      **
  10.9       Form of Warrant Agreement issued to certain Preferred Stockholders on
             June 26, 1995.                                                                                           ****
 10.10       Form of $.01 Warrant Agreement.                                                                          ****
 10.11       Form of $1.79 Warrant Agreement.                                                                         ****
 10.12       Form of $2.25 Warrant Agreement.                                                                         ****
 10.13       Stockholders Agreement dated June 26, 1995, between the Company and
             certain Preferred Stockholders.                                                                          ****
 10.14       2nd Amendment to the Third Amended and Restated Employment Agreement between the Company and             %%%
             Anthony J. Pompliano                                             ##
 10.15       Third Amended and Restated Employment Agreement between the Company                ##                    ****
             and Riley M. Murphy.
 10.16       Employment Agreement between the Company and David L. Piazza                           ##                *****
 10.17       Form of Stock Option Certificates, as amended, issued to executive officers under employment             ****
             agreements.
 10.18       Agreement, dated October 19, 1994, between the Company and Marvin                                        *
             Saffian & Company.
 10.19       Lease Agreement for the Company's executive offices at 131 National **** Business Parkway,
             Suite 100, Annapolis Junction, Maryland, as amended.
 10.20       Note Purchase Agreement, dated June 28, 1994.                                                            *
 10.21       Stock Purchase Agreement dated December 17, 1996 by and between the Company and CyberGate, Inc.          + + + +
 10.22       Stock and Warrant Purchase Agreement, dated June 26, 1995, between the Company and                       **
             the Purchasers named therein.
 10.23       Form of Indemnity Agreement between the Company and its Director, as                                     ****
             amended.
 10.24       Assignment and Assumption Agreement dated June 21, 1995, between the                                     ****
             Company and Apex Investment Fund II, L.P.
 10.25       Letter Agreement dated November 14, 1995, between the Company and ING Equity Partners,                   ++
             L.P.I, with respect to the purchase of 50,000 shares of the Company's 9% Series
             B-4 Convertible Preferred Stock and warrants to purchase 214,286 shares of Common Stock.
 10.26       Warrant to Purchase Shares of American Communications Services, Inc.                                     ++
             Common Stock dated December 28, 1995, between the Company
             and Gerard Klauer, Mattison & Co. ("GKM Warrant I").
 10.27       Warrant to Subscribe For and Purchase Common Stock of American Communications Services, Inc.             ++
             dated December 28, 1995, between the Company and Gerard Klauer, Mattison & Co. ("GKM Warrant II").
 10.28       Amended 1994 Stock Option Plan of the Company.                                                           ++
 10.29       Amendment to Amended 1994 Stock Option Plan of the Company                                               !!!!!
 10.30       Registration Rights Agreement dated as of July 10, 1997 among the Company, BT Securities                 ####
             Corporation, Alex. Brown & Sons, Incorporated, The Huff Alternative Income Fund,
             L.P., General Motors Domestic Group Pension Trust, Societe
             Generale Securities Corporation, ING Baring (U.S.)
             Securities, Inc. and McDermott Inc. Master Trust.
 10.31       Registation Rights Agreement dated as of July 23, 1997 among the Company and BT Securities as
             representatives of the Initial Purchase therein.                                                         ####
 10.32       Supplemental Registration Rights Agreement, dated as of July 10, 1997, among the Company, the Huff       %
             Alternative Income Fund, L.P., General Motors Domestic Group Pension Trust and McDermott Inc. Master
             Trust.
 10.33       Lease Agreement dated as of August 26, 1997,  between the Company and Constellation Real Estate,         ###
             Inc. for the Company's executive offices at 133 National Business Parkway, Suite 200, Annapolis
             Junction, Maryland.
 10.34       Registration Rights Agreement, dated as of July 24, 1998 between the Company and Goldman Sachs &         !!
             Co., Bear, Stearns & Co. Inc. and ING Furman Selz LLC
 10.35       Form of Non-Qualified Stock Option Certificates, as amended, issued to                                   ++++
             Anthony J. Pompliano.

                                                                                                                  EXHIBIT NO. OR
EXHIBIT                                                                                                           INCORPORATION BY
  NO.                                      DESCRIPTION                                                            REFERENCE
-----------------------------------------------------------------------------------------------------------------------------------
   10.36      Registration Rights Agreement dated March 6, 1997 between the Company and MCI metro                  ++++
              Access Transmission Services, Inc.
   10.37      American Communications Services, Inc. Annual Performance Plan effective as of January 1, 1997       ###
   10.38      Lease Agreement dated as of October 28, 1998,  between the Company and Monument One LLC for the
              Company's offices at 12975 Worldgate Drive, Herndon, Fairfax County, Virginia.                       %%%%
   10.39      LEASE AGREEMENT BETWEEN E.SPIRE COMMUNICATIONS, INC. AND B.F. SAUL REAL ESTATE INVESTMENT            %%%%%
              Trust for the Company's offices at 8201 Greensboro Dr., McLean, VA
   10.40      Lease Agreement between e.spire Communications, Inc. and Dulles North Office Park II                 %%%%%
              Corporation for the Company's offices at 22685 Holiday Park Drive, Sterling, VA
   10.41      Employment Agreement between American Communications Services, Inc. and Richard Putt                 &
   10.42      Amendment No. 1 to Employment Agreement between American Communications Services, Inc.               &
              and Richard Putt
   10.43      $200 million Senior Secured Credit Facility Agreement                                                &&
   10.44      Lease Agreement between e.spire Communications, Inc. and CMD Properties, Inc.                        &&
   10.45      Lease Agreement between e.spire Communications, Inc. and Colgate Drive Associates, L.P.              &&
   10.46      Master Equipment Lease Agreement, dated as of December 13, 1999, between e.spire                     E-2
              Communications, Inc. and GATX Capital Corporation
   10.47      Master Equipment Lease Agreement, dated as of December 13, 1999, between e.spire                     E-3
              Communications, Inc. and GATX Telecom Investors II-A, L.L.C.
   10.48      Purchase Agreement for units consisting of Series A Convertible Preferred Stock and Warrants         E-4
              to purchase shares of common stock by and between e.spire Communications, Inc. and Northern
              Trust Company, as Trustee for the Honeywell International Inc. Master Retirement Trust,
              dated as of March 1, 2000
   10.49      Purchase Agreement for units consisting of Series A Convertible Preferred Stock and Warrants         E-5
              to purchase shares of common stock by and between e.spire Communications, Inc. and The Huff
              Alternative Income Fund, L.P. dated as of March 1, 2000.
   10.50      Purchase Agreement for units consisting of Series A Convertible Preferred Stock and Warrants         E-6
              to purchase shares of common stock by and between e.spire Communications, Inc. and Greenwich
              Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street
              Employees Fund, L.P., TRV Executive Fund, L.P., dated as of March 1, 2000.
   10.51      Registration Rights Agreement (the "Agreement"), dated as of March 1, 2000, among e.spire            E-7
              Communications, Inc., The Huff Alternative Income Fund, L.P. ("Huff"), Greenwich Street
              Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street
              Employees Fund, L.P. and TRV Executive Fund, L.P. ( the "Initial Purchasers") and such other parties who may be made a signatory hereto from time to time (the Subsequent Purchasers," and, collectively with the Initial Purchasers, the "Purchasers").
   10.52      Warrant Agreement among e.spire Communications, Inc. and The Huff Alternative Income Fund, L.P.,     E-8
              Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P.,
              Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P. and such other parties as may become signatories  hereto, dated as of March 1, 2000.
    11.1      Statement re:  computation of per share earnings (loss).                                             E-9
    16.1      Letter re: change in certifying accountant.                                                          ***
    21.1      Subsidiaries of the Registrant.                                                                      %%%%
    23.1      Consent of KPMG LLP                                                                                  E-10
    27.1      Financial Data Schedules.                                                                            E-11
    99.1      Supplemental Financial Information                                                                   E-12


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

%%%% Previously filed as an exhibit to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated by reference.

%%%%% Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999, and incorporated by reference.

& Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1999, and incorporated by reference.

&& Previously filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1999.

b) REPORTS ON FORM 8-K


        a) Form 8-K, as filed on February 22, 1999, announcing resignation of Ronald E. Spears, effective July 1, 1999, and appointment of Dennis Kern as Chief Operating Officer.

        b) Form 8-K, as filed July 8, 1999, announcing $200 million Secured Credit Facilities.

        c) Form 8-K, as filed on October 28, 1999, announcing third quarter results and resignation of David Piazza.

        d) Form 8-K, as filed on November 1, 1999, announcing William R. Huff and Frederick Galland appointments to the Board and Olivier Trouveroy and Benjamin P. Giess resignations from the Board.

        e) Form 8-K, as filed December 3, 1999, announcing waiver to Credit Agreement default.

                          E.SPIRE COMMUNICATIONS, INC.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT    CHARGED TO                                  BALANCE
                                           BEGINNING     COSTS AND     CHARGED TO                     AT END
          DESCRIPTION                      OF PERIOD      EXPENSES       REVENUE    DEDUCTIONS      OF PERIOD
----------------------------------------  ------------  ------------  ------------ ------------    -----------
Year ended December 31, 1999 Deducted
  from assets accounts:
    Allowance for doubtful accounts         $ 5,581       $10,690       $16,379       $ 3,943       $28,707

Year ended December 31, 1998 Deducted
  from assets accounts:
    Allowance for doubtful accounts         $ 1,921       $ 5,357       $ 1,496       $ 3,193       $ 5,581

Year ended December 31, 1997 Deducted
  from assets accounts:
    Allowance for doubtful accounts         $   433       $ 2,171       $     0       $   683       $ 1,921

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          E.SPIRE COMMUNICATIONS, INC.

               April 14, 2000                    By: /s/ George F. Schmitt
               --------------                    -------------------------
               Date                              George F. Schmitt, Chairman of the Board of Directors and
                                                 Interim Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               April 14, 2000                    By: /s/ George F. Schmitt
               --------------                    -------------------------
               Date                              George F. Schmitt, Chairman of the Board of Directors
                                                 (Principal Executive Officer)

               April 14, 2000                    By:
               --------------                    -----------------------
               Date                              William R. Huff, Vice Chairman of the Board of Directors

               April 14, 2000                    By:
               --------------                    -----------------------
               Date                              Edwin M. Banks, Director

               April 14, 2000                    By: /s/ Christopher L. Rafferty
               --------------                    -------------------------------
               Date                              Christopher L. Rafferty, Director

               April 14, 2000                    By: /s/ Frederick Galland :
               --------------                    ---------------------------
               Date                              Frederick Galland, Director

               April 14, 2000                    By: /s/ Joseph Thornton
               --------------                    -----------------------
               Date                              Joseph Thornton, Director

               April 14, 2000                    By: /s/ Peter C. Bentz:
               --------------                    -----------------------
               Date                              Peter C. Bentz, Director

                                                  INDEX OF EXHIBITS
                                                  -----------------
  EXHIBIT NO.             DESCRIPTION                                                     PAGE NO.
  -----------             -----------                                                     --------
   11.1                   Statement re: computation of per share earnings (loss).             E-3
   23.1                   Consent of KPMG LLP                                                 E-4
   27.1                   Financial Data Schedule                                             E-5
   99.1                   Supplemental Financial Information                                  E-6

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report..........................................................   F-2
Consolidated Balance Sheets as of December 31, 1997, 1998 and 1999....................   F-3
Consolidated Statements of Operations for the Years Ended
December 31, 1997, 1998 and 1999......................................................   F-4
Consolidated Statements of Stockholders' Deficit for the Years Ended
December 31, 1997, 1998 and 1999......................................................   F-5
Consolidated Statements of Cash Flows for the Years Ended
December 31, 1997, 1998 and 1999......................................................   F-6
Notes to Consolidated Financial Statements............................................   F-8

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
e.spire Communications, Inc.:


We have audited the accompanying consolidated balance sheets of e.spire Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.spire Communications, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective July 1, 1999, the Company changed its method of accounting for revenue recognition associated with leasing its fiber-optic network.




Washington, D.C.
March 24, 2000, except as
  to Notes 2, 8 and 19, which
  are as of April 13, 2000
                          e.spire COMMUNICATIONS, INC.

                           Consolidated Balance Sheets

                 (in thousands, except share and per share data)


                                                                                                            DECEMBER 31,
                                                                                                   --------------------------------
                                              ASSETS                                                   1998              1999
                                                                                                   --------------   ---------------
Current assets:
    Cash and cash equivalents                                                                    $       328,758            62,525
    Restricted cash and investments                                                                       30,769            18,754
    Trade accounts receivable, net of allowance for doubtful accounts of
       $5,581 and $28,707 at December 31, 1998 and 1999, respectively                                     42,254            97,238
    Unbilled revenue                                                                                      12,093            14,032
    Other current assets                                                                                   8,742             9,435
                                                                                                   --------------   ---------------
                  Total current assets                                                                   422,616           201,984
Networks, equipment and furniture, gross                                                                 561,954           848,698
Less - accumulated depreciation and amortization                                                         (76,020)         (166,224)
                                                                                                   --------------   ---------------
                  Networks, equipment and furniture, net                                                 485,934           682,474
Deferred financing fees, net of accumulated amortization of $7,855 and
    $13,246 at December 31, 1998 and 1999, respectively                                                   42,184            44,660
Intangible assets, net of accumulated amortization of $3,897 and $11,203
    at December 31, 1998 and 1999, respectively                                                           14,743             7,452
Restricted cash and investments                                                                           15,125                --
Other assets                                                                                               2,355             4,672
                                                                                                   --------------   ---------------
                  Total assets                                                                   $       982,957           941,242
                                                                                                   ==============   ===============
                                        LIABILITIES, REDEEMABLE STOCK,
                                            AND STOCKHOLDERS' DEFICIT
Current liabilities:
    Notes payable - current portion                                                              $         2,188           164,000
    Obligations under capital leases - current portion                                                     3,607             9,932
    Accounts payable                                                                                      66,647            46,106
    Accrued interest                                                                                      13,864            14,344
    Accrued employee costs                                                                                 1,682             5,262
    Other accrued liabilities                                                                              8,894            15,995
                                                                                                   --------------   ---------------
                  Total current liabilities                                                               96,882           255,639
Long-term liabilities:
    Notes payable, less current portion                                                                  723,105           749,406
    Obligations under capital leases, less current portion                                                20,915            46,786
    Other long-term liabilities                                                                            2,745             9,010
                                                                                                   --------------   ---------------
                  Total liabilities                                                                      843,647         1,060,841
Redeemable stock:
    14 3/4% Redeemable Preferred Stock due 2008 (liquidation value $107,235
       at December 31, 1999)                                                                              70,136            87,051
    12 3/4% Junior Redeemable Preferred Stock due 2009 (liquidation value $197,054
       at December 31, 1999)                                                                             170,908           194,545
                                                                                                   --------------   ---------------
                  Total redeemable stock                                                                 241,044           281,596
                                                                                                   --------------   ---------------
Stockholders' deficit:
    Common stock, $.01 par value, 125,000,000 shares authorized, 48,446,064, and
       51,149,825 shares issued and outstanding at
       December 31, 1998 and 1999, respectively                                                              484               511
    Additional paid-in capital                                                                           258,317           236,577
    Accumulated deficit                                                                                 (360,535)         (638,283)
                                                                                                   --------------   ---------------
                  Total stockholders' deficit                                                           (101,734)         (401,195)
                                                                                                   --------------   ---------------
Commitments and contingencies (notes 1, 2, 7, 8, 12, 13, 16 and 19)
                  Total liabilities, redeemable stock, and stockholders' deficit                 $       982,957           941,242
                                                                                                   ==============   ===============

          See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                      Consolidated Statements of Operations

                 (in thousands, except share and per share data)


                                                                                   YEARS ENDED DECEMBER 31,
                                                                        -----------------------------------------------
                                                                            1997             1998            1999
                                                                        --------------  ---------------  --------------
Revenues:
    Telecommunications services                                      $         56,144          127,343         175,704
    Network technologies services                                               2,857           29,416          68,305
                                                                        --------------  ---------------  --------------
                                                                               59,001          156,759         244,009
                                                                        --------------  ---------------  --------------
Cost of sales:
    Telecommunications services (excluding noncash stock
       compensation of $983, $3,673 and $2,868, respectively)                  52,481           98,074         121,170
    Network technologies services (excluding noncash stock
       compensation of $342, $298 and $229, respectively)                         400            8,739          38,198
                                                                        --------------  ---------------  --------------
                                                                               52,881          106,813         159,368
                                                                        --------------  ---------------  --------------
Gross margin:
    Telecommunications services                                                 3,663           29,269          54,534
    Network technologies services                                               2,457           20,677          30,107
                                                                        --------------  ---------------  --------------
                                                                                6,120           49,946          84,641
                                                                        --------------  ---------------  --------------
Operating expenses:
    Selling, general, and administrative (excluding noncash stock
       compensation of $2,949, $5,957 and $8,376, respectively)                59,851          103,639         169,180
    Noncash stock compensation                                                  4,274            9,928          11,473
    Depreciation and amortization                                              24,131           47,332          95,943
                                                                        --------------  ---------------  --------------
            Total operating expenses                                           88,256          160,899         276,596
                                                                        --------------  ---------------  --------------
            Operating loss                                                    (82,136)        (110,953)       (191,955)
Nonoperating income (expenses):
    Interest and other income                                                   8,685           23,348          10,602
    Interest and other expense                                                (41,565)         (75,474)        (96,395)
                                                                        --------------  ---------------  --------------
            Net loss                                                         (115,016)        (163,079)       (277,748)
Preferred stock dividends and accretion                                       (11,630)         (36,080)        (40,646)
                                                                        --------------  ---------------  --------------
            Net loss applicable to common
               stockholders                                          $       (126,646)        (199,159)       (318,394)
                                                                        ==============  ===============  ==============
Basic and diluted net loss per common

    share                                                            $          (4.65)           (4.45)          (6.38)
                                                                        ==============  ===============  ==============
Weighted average number of common

    shares outstanding                                                     27,233,642       44,751,690      49,891,910
                                                                        ==============  ===============  ==============

          See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                Consolidated Statements of Stockholders' Deficit

                  Years ended December 31, 1997, 1998 and 1999
                        (in thousands, except share data)


                                                                                 SERIES A-1                      SERIES B
                                                                               PREFERRED STOCK                PREFERRED STOCK
                                                                         ----------------------------   ----------------------------
                                                                            SHARES          AMOUNT         SHARES          AMOUNT
                                                                         --------------   -----------   --------------   -----------
Balances December 31, 1996                                                     186,664    $      187          277,500    $      278
    Shares issued as consideration for acquisitions                                 --            --               --            --
    Series A and B Preferred Stock dividends                                        --            --               --            --
    Issuance of common stock                                                        --            --               --            --
    Conversion of preferred shares                                            (186,664)         (187)        (277,500)         (278)
    Preferred dividends paid in stock                                               --            --               --            --
    Warrants and stock options exercised                                            --            --               --            --
    Cancellation of put right obligation                                            --            --               --            --
    Stock compensation expense                                                      --            --               --            --
    Warrants issued                                                                 --            --               --            --
    Redeemable Preferred Warrants                                                   --            --               --            --
    Preferred stock dividends/accretion                                             --            --               --            --
    Shares issued to AT&T                                                           --            --               --            --
    Shares issued under employee stock purchase plan                                --            --               --            --
    Accretion of consulting agreement credit to exercise price of
      warrants                                                                      --            --               --            --
    Net loss                                                                        --            --               --            --
                                                                         --------------   -----------   --------------   -----------
Balances at December 31, 1997                                                       --            --               --            --
    Issuance of common stock                                                        --            --               --            --
    Warrants and stock options exercised                                            --            --               --            --
    Stock compensation expense                                                      --            --               --            --
    Warrants issued                                                                 --            --               --            --
    Preferred stock dividends/accretion                                             --            --               --            --
    Shares issued under employee stock purchase plan and performance
      plan                                                                          --            --               --            --
    Cancellation of put right obligations                                           --            --               --            --
    Shares issued as consideration for acquisitions                                 --            --               --            --
    Net loss                                                                        --            --               --            --
                                                                         --------------   -----------   --------------   -----------
Balances at December 31, 1998                                                       --            --               --            --
    Warrants and stock options exercised                                            --            --               --            --
    Stock compensation expense                                                      --            --               --            --
    Warrants issued                                                                 --            --               --            --
    Preferred stock dividends/accretion                                             --            --               --            --
    Shares issued under employee stock purchase plan and performance
      plan                                                                          --            --               --            --
    Net loss                                                                        --            --               --            --
                                                                         --------------   -----------   --------------   -----------
Balances at December 31, 1999                                                       --    $       --               --    $       --
                                                                         ==============   ===========   ==============   ===========



                                                                                  COMMON STOCK               ADDITIONAL
                                                                         -------------------------------      PAID-IN
                                                                              SHARES           AMOUNT         CAPITAL
                                                                         -----------------   -----------   ---------------
Balances December 31, 1996                                                      6,784,996    $       68    $       54,870
    Shares issued as consideration for acquisitions                             1,081,166            11             9,374
    Series A and B Preferred Stock dividends                                           --            --            (1,114)
    Issuance of common stock                                                    8,660,000            86            39,866
    Conversion of preferred shares                                             17,377,275           174               291
    Preferred dividends paid in stock                                           1,650,207            16             7,791
    Warrants and stock options exercised                                        1,367,460            14             3,254
    Cancellation of put right obligation                                               --            --             1,000
    Stock compensation expense                                                         --            --             4,274
    Warrants issued                                                                    --            --               480
    Redeemable Preferred Warrants                                                      --            --            21,604
    Preferred stock dividends/accretion                                                --            --           (10,516)
    Shares issued to AT&T                                                         207,964             2                (2)
    Shares issued under employee stock purchase plan                               90,351             1               538
    Accretion of consulting agreement credit to exercise price of
      warrants                                                                         --            --                18
    Net loss                                                                           --            --                --
                                                                         -----------------   -----------   ---------------
Balances at December 31, 1997                                                  37,219,419           372           131,728
    Issuance of common stock                                                    7,502,418            75           130,236
    Warrants and stock options exercised                                        3,148,993            32            16,767
    Stock compensation expense                                                         --            --             8,975
    Warrants issued                                                                    --            --               805
    Preferred stock dividends/accretion                                                --            --           (36,080)
    Shares issued under employee stock purchase plan and performance
      plan                                                                        404,169             4             2,201
    Cancellation of put right obligations                                              --            --             1,000
    Shares issued as consideration for acquisitions                               171,065             1             2,685
    Net loss                                                                           --            --                --
                                                                         -----------------   -----------   ---------------
Balances at December 31, 1998                                                  48,446,064           484           258,317
    Warrants and stock options exercised                                        1,768,427            18             5,322
    Stock compensation expense                                                    677,056             6            11,467
    Warrants issued                                                                    --            --               358
    Preferred stock dividends/accretion                                                --            --           (40,646)
    Shares issued under employee stock purchase plan and performance
      plan                                                                        258,278             3             1,759
    Net loss                                                                           --            --                --
                                                                         -----------------   -----------   ---------------
Balances at December 31, 1999                                                  51,149,825    $      511    $      236,577
                                                                         =================   ===========   ===============

                                                                                                     TOTAL
                                                                            ACCUMULATED          STOCKHOLDERS'
                                                                              DEFICIT          EQUITY (DEFICIT)
                                                                         ------------------   --------------------
Balances December 31, 1996                                               $         (82,440)   $           (27,037)
    Shares issued as consideration for acquisitions                                     --                  9,385
    Series A and B Preferred Stock dividends                                            --                 (1,114)
    Issuance of common stock                                                            --                 39,952
    Conversion of preferred shares                                                      --                     --
    Preferred dividends paid in stock                                                   --                  7,807
    Warrants and stock options exercised                                                --                  3,268
    Cancellation of put right obligation                                                --                  1,000
    Stock compensation expense                                                          --                  4,274
    Warrants issued                                                                     --                    480
    Redeemable Preferred Warrants                                                       --                 21,604
    Preferred stock dividends/accretion                                                 --                (10,516)
    Shares issued to AT&T                                                               --                     --
    Shares issued under employee stock purchase plan                                    --                    539
    Accretion of consulting agreement credit to exercise price of
      warrants                                                                          --                     18
    Net loss                                                                      (115,016)              (115,016)
                                                                         ------------------   --------------------
Balances at December 31, 1997                                                     (197,456)               (65,356)
    Issuance of common stock                                                            --                130,311
    Warrants and stock options exercised                                                --                 16,799
    Stock compensation expense                                                          --                  8,975
    Warrants issued                                                                     --                    805
    Preferred stock dividends/accretion                                                 --                (36,080)
    Shares issued under employee stock purchase plan and performance
      plan                                                                              --                  2,205
    Cancellation of put right obligations                                               --                  1,000
    Shares issued as consideration for acquisitions                                     --                  2,686
    Net loss                                                                      (163,079)              (163,079)
                                                                         ------------------   --------------------
Balances at December 31, 1998                                                     (360,535)              (101,734)
    Warrants and stock options exercised                                                --                  5,340
    Stock compensation expense                                                          --                 11,473
    Warrants issued                                                                     --                    358
    Preferred stock dividends/accretion                                                 --                (40,646)
    Shares issued under employee stock purchase plan and performance
      plan                                                                              --                  1,762
    Net loss                                                                      (277,748)              (277,748)
                                                                         ------------------   --------------------
Balances at December 31, 1999                                            $        (638,283)   $          (401,195)
                                                                         ==================   ====================


          See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                      Consolidated Statements of Cash Flows

                        (in thousands, except share data)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                              1997            1998            1999
                                                                          --------------  --------------  -------------
Cash flows from operating activities:
    Net loss                                                            $      (115,016)       (163,079)      (277,748)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
         Depreciation and amortization                                           23,526          47,332         95,943
         Interest deferral and accretion                                         41,032          39,489         58,676
         Amortization of deferred financing fees                                  2,579           4,206          5,391
         Noncash compensation, consultants, and other
            expenses                                                              4,274           9,928         11,473
         Non-monetary revenue                                                        --         (13,950)       (14,057)
         Other operating activities                                                 498             569             --
         Changes in operating assets and liabilities:
            Trade accounts receivable                                           (12,959)        (33,766)       (42,866)
            Other assets                                                         (4,762)         (4,075)        (1,099)
            Accounts payable                                                    (19,232)         48,101        (20,541)
            Accrued liabilities                                                   3,707           7,270         17,426
                                                                          --------------  --------------  -------------
                  Net cash used in operating activities                         (76,353)        (57,975)      (167,402)
                                                                          --------------  --------------  -------------
Cash flows from investing activities:
    Acquisitions                                                                     --          (6,734)            --
    Restricted cash related to network activities                                (1,119)             (1)         2,407
    Network development costs and purchases of
       equipment and furniture                                                 (135,036)       (242,522)      (247,935)
                                                                          --------------  --------------  -------------
                  Net cash used in investing activities                        (136,155)       (249,257)      (245,528)
                                                                          --------------  --------------  -------------
Cash flows from financing activities:
    Issuance of notes payable                                                   223,698         224,959        164,000
    Payment of deferred financing fees                                          (19,230)        (21,359)        (7,867)
    Warrant and stock option exercises                                            3,268          16,799          5,340
    Payments of notes and other financing                                          (495)           (438)       (34,563)
    Payment of obligations under capital leases                                      --          (3,081)        (6,613)
    Restricted cash related to notes payable                                    (68,439)         26,007         24,733
    Shares issued under the Employee Stock Purchase Plan                            539           1,149          1,762
    Issuance of common stock                                                     39,953         130,311             --
    Issuance of redeemable preferred stock                                      216,248              --             --
    Other financing activities                                                     (816)            806            (95)
                                                                          --------------  --------------  -------------
                  Net cash provided by financing activities                     394,726         375,153        146,697
                                                                          --------------  --------------  -------------
                  Net increase (decrease) in cash and cash
                     equivalents                                                182,218          67,921       (266,233)
Cash and cash equivalents, beginning of year                                     78,619         260,837        328,758
                                                                          ==============  ==============  =============
Cash and cash equivalents, end of year                                  $       260,837         328,758         62,525
                                                                          ==============  ==============  =============


                                                                     (Continued)
                          e.spire COMMUNICATIONS, INC.

                        (in thousands, except share data)


                                                                                    YEARS ENDED DECEMBER 31,
                                                                          ---------------------------------------------
                                                                              1997            1998            1999
                                                                          --------------  --------------  -------------
Supplemental disclosure of cash flow information:
    Interest paid on all debt obligations                               $         2,085          31,087         39,597
Supplemental disclosure of noncash investing and
    financing activities:
       Dividends declared in connection with Series A
         and B Preferred Stock                                          $         1,114              --             --
       Dividends declared with Preferred Stock                          $         5,349          27,730         37,106
       Accrual of stock bonuses                                         $         2,886           4,762          6,881
       Cancellation of put right obligations                            $        (1,000)         (1,000)            --
       Shares issued as consideration for acquisitions                  $         8,755           2,686             --
       Assets acquired under capital leases and
         non-monetary transactions                                      $            --          37,231         38,784

          See accompanying notes to consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


(1)    BASIS OF PRESENTATION AND RELATED MATTERS

       (a)    ORGANIZATION

              The consolidated financial statements include the accounts of e.spire Communications, Inc. and its wholly-owned subsidiaries ("e.spire" or the "Company"). All material intercompany accounts and transactions have been eliminated in consolidation.

       (b)    BUSINESS

              e.spire is an integrated communications provider. The Company owns and operates digital fiber optic networks and offers a variety of telecommunications services to other communications providers and business, government and consumer end users in selected target markets, principally in the southern and eastern United States. The Company provides nonswitched dedicated services, including special access, switched transport, and private line services, as well as high speed data services, Internet services, local switched voice services and long-distance services using its own facilities and on a resale basis.

              In 1997, the Company began offering fiber optic network design, construction and project management services ("network technologies services") to carriers, large customers and municipalities. The Company also began to enter into contracts for grants of Indefeasible Rights of Use ("IRUs") on portions of its fiber optic networks. In 1998, the Company formed ASCI Network Technologies, Inc. ("Network technologies"), a wholly owned subsidiary, to further pursue these opportunities. On January
              17, 1997, the Company acquired CyberGate, Inc. ("CyberGate"), a Florida based ISP that delivers Internet, high-speed data communications and web-hosting services.

       (c)    CASH AND CASH EQUIVALENTS

              The Company considers all highly liquid investments, with original maturities of three months or less, to be cash equivalents. The Company's investments consist of commercial paper, US Government Securities and money market instruments. The cost of these investments approximates fair value.

       (d)    RESTRICTED CASH AND INVESTMENTS

              The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $1,222 and $3,629 at December 31, 1998 and 1999, respectively. The face amount of all bonds and letters of credit is approximately $21,559 as of December 31, 1999. In addition, the Company placed approximately $70,677 into an escrow account during 1997 to fund the first five interest payments of its 13 3/4 percent Senior Notes due 2007 (see note 8). At December 31, 1998 and 1999, restricted cash related to this escrow account amounted to approximately $44,672 and $15,125, respectively, of which $15,125 was considered long-term at December 31, 1998. At December 31, 1999, the escrow account is invested in marketable securities consisting of government and commercial securities with maturity dates ranging from January 7, 2000 to January 13, 2000.

       (e)    MARKETABLE SECURITIES

              The Company's short- and long-term debt securities and marketable equity securities are carried at estimated fair value. The estimated fair value of short- and long-term investments is determined based on quoted market prices. The Company's marketable securities have been classified as available for sale and are recorded at current estimated fair value with an offsetting

                                     F-8                             (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              adjustment, if any, to stockholders' deficit. At December 31, 1998 and 1999, fair value approximated amortized cost.

       (f)    NETWORKS, EQUIPMENT, AND FURNITURE

              Networks, equipment, and furniture are stated at cost less accumulated depreciation and amortization. Costs capitalized during the network development stage include costs associated with network engineering, design and construction, negotiation of rights-of-way, obtaining legal and regulatory authorizations and the amount of interest costs associated with the network development.

              Provisions for depreciation of networks, equipment, and furniture are computed using the straight-line method over the estimated useful lives of the assets, beginning in the month a network is substantially complete and available for use and equipment and furniture are acquired.

              The estimated useful lives of the Company's principle classes of assets are as follows:

                           Networks:
                              Fiber optic cables and installation costs          20 years
                              Telecommunications equipment                       3 - 10 years
                              Capitalized network development costs              18 months - 10 years
                              Leasehold improvements                             Shorter of term of lease or
                                                                                   estimated useful life
                              Furniture and fixtures                             5 years
                              Computer software                                  3 years

       (g)    INTANGIBLE ASSETS

              Intangible assets include customer lists and goodwill. Goodwill is being amortized on a straight-line basis over the period of expected benefit, generally a period of ten years. Amortization expense related to goodwill for the years ended December 31, 1997, 1998 and 1999 was approximately $726, $1,144 and $2,333, respectively.

              The costs of purchased customer lists are amortized on a straight-line basis over their estimated useful lives, generally eighteen months. The Company determines the useful lives of customer lists based upon the estimated length of the acquired customers' future service. Amortization expense related to purchased customer lists was approximately $50, $1,977 and $4,973 for the years ended December 31, 1997, 1998 and 1999, respectively.

       (h)    VALUATION OF LONG-LIVED ASSETS

              The Company accounts for the valuation of long-lived assets under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the

                                     F-9                             (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

       (i)    DEFERRED FINANCING FEES

              Deferred financing fees include commitment fees and other costs related to certain debt financing transactions and are being amortized using the effective interest method over the initial term of the related debt. Deferred financing fees also include payments to bondholders for debt modifications that do not result in debt extinguishment.

       (j)    REVENUE RECOGNITION

              Revenue from telecommunications services is recognized as services are provided. Billings to customers for services in advance of providing such services are deferred and recognized as revenue when earned.

              The Company recognizes revenue associated with engineering and construction contracts using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. These revenues are included as network technologies services in the consolidated statements of operations. Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Revenue which has been earned under the percentage of completion method, but has not been billed to the customer is included in unbilled revenue in the consolidated balance sheets. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

              To the extent that the Company's contracts for the provision of dark fiber entered into subsequent to June 30, 1999 do not transfer title to the customer, the contracts are accounted for as operating leases under which the Company recognizes recurring monthly revenues. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 Real Estate Sales, an interpretation of Statement of Financial Accounting Standards ("SFAS") No. 66, ("FIN 43") which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. The Company believes that the staff of the Securities and Exchange Commission requires the classification of dark fiber and conduit as integral equipment as defined by FIN 43. FIN 43 defines integral equipment as, "any physical structure or equipment attached to the real estate that cannot be removed and used separately without incurring significant costs." It requires the Company to recognize the revenue from certain transactions as operating leases over the terms of the contract as opposed to the prior method of recognizing revenue during the period over which the Company delivers the fiber and generally collects payment. As a result, this change in accounting treatment reduces the revenue and income that the Company recognizes in the early years of the contract and recognizes it over the term of the contract, regardless of when the cash is received or the delivery of the fiber takes place. The effect of adopting the provisions of FIN 43 on 1999 results was to decrease revenues by $12.3 million and increase net loss by $10.9 million.

                                    F-10                             (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


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

       (m)    STOCK OPTIONS

              The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

       (n)    RECLASSIFICATIONS

              Certain reclassifications were made in the 1998 and prior consolidated financial statements to conform to the 1999 presentation. Such reclassifications had no effect on net loss or total stockholders' deficit.

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

                                     F-11                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


(2)    RISKS AND UNCERTAINTIES

       (a)    LIQUIDITY AND NEGATIVE CASH FLOW

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

              The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. During fiscal year 2000, the Company will be required to make cash interest payments on its 2007 Senior Notes and Senior Secured Credit Facility (both as described in note 8). The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities or sell additional debt securities, certain of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition. Subsequent to year-end, the Company received commitment letters for $175,000 in equity funding. The Company received approximately $100,700 of this amount in March 2000. The remaining $75,000 is subject to shareholder approval and satisfaction of various closing conditions, including the absence of any material change or debt covenant violation. As described below, the Company received a waiver of the debt covenant violation on April 13, 2000. The Company has also entered into a stand-by commitment for an additional $50,000 in equity funding, subject to certain conditions. Management believes that the Company's current cash resources, together with amounts expected to be available pursuant to the funding commitments described above, will be sufficient to fund the Company's continuing negative cash flow and required capital expenditures through 2000. If required, the Company also believes that it could raise additional funds from the sale of certain assets which are not essential to the Company's operations.

              The Senior Secured Credit Facilities (as described in note 8) contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with the financial covenants as of December 31, 1999, resulting in a default under the Credit Facilities which allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (the Notes). In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations. On April 13, 2000, the Company obtained a waiver of the event of non-compliance as of December 31, 1999. The Company is currently in discussion with its lenders and believes that it will be successful in amending its financial covenants on a going forward basis to amounts that the Company believes will allow for compliance. However, there can be no assurance that the Company will be successful in amending its covenants, that the Company will be in compliance with its debt covenants throughout 2000 or that the Credit Facilities will not be accelerated, causing an acceleration of other obligations. The Company has classified its obligation under the Credit Facilities as a current liability as a result of the debt covenant violation. The Senior Notes cannot be accelerated unless payment of amounts due under the Credit Facilities is accelerated and therefore, remain classified as long-term obligations at December 31, 1999. In the event that the Company is unsuccessful in negotiating amendments to the financial covenants, the Company believes that it will have access to sufficient financial resources to ensure that the Notes will not be accelerated.

                                     F-12                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


       (b)    RECIPROCAL COMPENSATION

              The Company has recorded net revenue of approximately $1.6 million, $17.7 million and $38.9 million for the years ended December 31, 1997, 1998 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers ("ISPs"), from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. During this period, the ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), commercial arbitrators, or through negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic.

              On February 25, 1999, the FCC issued a decision that ISP-bound traffic is jurisdictionally interstate in nature. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasized that, because the FCC concluded that there currently are no federal rules governing inter-carrier compensation for ISP traffic, the determination as to whether such traffic was subject to reciprocal compensation under the terms of interconnection agreements was properly made by the state commissions and that carriers were bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic.

              The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expressed its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act.

              Since the issuance of the FCC's decision on February 25, 1999, 19 state public utility commissions, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements. One state has declined to order reciprocal compensation in an arbitration proceeding, and two states have declined to decide the issue in the arbitration until after the FCC and/or the state commission reaches a decision in pending proceedings on prospective compensation.

              On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The court found that the FCC did not provide an adequate basis for its February 1999 decision that the reciprocal compensation provisions of the Telecommunications Act and the FCC rules did not apply to ISP traffic. The Company does not believe that the Circuit Court's decision will adversely affect the state decisions noted above with respect to reciprocal compensation. The decision does, however, create some uncertainty, and there can be no assurance that future FCC or state rulings will be favorable to the Company. The

                                     F-13                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              Company has participated in a number of regulatory proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. These proceedings include complaint proceedings brought by the Company against individual ILECs for failure to pay reciprocal compensation under the terms of a current interconnection agreement; generic state commission proceedings concerning the obligations of ILECs to pay reciprocal compensation to CLECs, and arbitration proceedings before state commissions addressing the payment of reciprocal compensation on a prospective basis under new interconnection agreements.

              In January 2000, a commercial arbitrator awarded e.spire damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process to obtain a further award through at least December 31, 1999. In February 2000, a commercial arbitrator granted e.spire the right to recover $14.2 million from Bell South, representing reciprocal compensation, including accrued interest, through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. e.spire has subsequently collected these amounts.

              The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $46.9 million at December 31, 1999, net of allowances of approximately $8.7 million. The allowances are determined based on a state by state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, and that future reciprocal compensation will be realized, although the timing of receipts cannot be predicted at this time.

              Certain of the Company's interconnection agreements with the ILECs have expired or will soon expire. The Company believes that there is substantial risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, will be significantly less than current rates.

       (c)    CONCENTRATION OF CREDIT RISK

              The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that service the Company's markets. For the years ended December 31, 1997, 1998 and 1999, approximately 20 percent, 12 percent and 34 percent, respectively, of the Company's revenues were attributable to services provided to five, five and six, respectively, of the largest long distance telecommunications companies. The loss of any one of these customers could have a material adverse impact on the Company's financial condition and results of operations.

              The Company provides services to certain ISPs. Such companies operate in a highly competitive and uncertain environment. Approximately 20 percent, 10 percent and 5 percent, respectively, of the Company's revenues for the years ended December 31, 1997, 1998 and 1999 were attributed to these companies. At December 31, 1998 and 1999, the Company had trade accounts receivable of $4,800 and $3,900, respectively, from ISPs. At December 31, 1999, the Company also has equipment with a carrying value of approximately $19,600 that is dedicated to providing service to these ISPs. The Company believes that, if necessary, this equipment can be redeployed throughout the Company's data network.

                                     F-14                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


(3)    SEGMENT REPORTING

       During 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has identified three reportable segments: Telecommunications, CyberGate, and Network Technologies. The Telecommunications segment provides special access, local switched voice, and data transmission over the Company's own facilities and on a resale basis. CyberGate provides Internet, high-speed data communications and web-hosting services. The Network Technologies segment offers fiber optic network design, project management and construction services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in note 1. The Company evaluates performance based on revenue from third parties and gross margin. The Company also evaluates performance based on adjusted EBITDA for CyberGate.

       A summary of the information related to the Company's operations for 1997, 1998 and 1999 is as follows (revenue is generated solely from external customers):

                                                                            1997
                                                    ----------------------------------------------------------
                                                      TELECOMMUNICATIONS      CYBERGATE           TOTAL
                                                    ---------------------     ---------      -----------------
Revenue                                          $                49,501          9,500                59,001
Cost of revenue                                                   50,328          2,553                52,881
                                                    ---------------------     ---------      -----------------
                  Gross margin                   $                  (827)         6,947                 6,120
                                                    =====================     =========      =================
Adjusted EBITDA                                                                      41
                                                    =====================     =========      =================
Total assets                                     $               625,748         13,148               638,896
                                                    =====================     =========      =================
Increase in long-lived assets                    $               276,880          2,921               279,801
                                                    =====================     =========      =================
Significant noncash items                                             --             --                    --


                                                                                        1998
                                                    -----------------------------------------------------------------------------
                                                           TELE-                                NETWORK
                                                       COMMUNICATIONS         CYBERGATE       TECHNOLOGIES           TOTAL
                                                    ---------------------     ---------     -----------------   -----------------
Revenue                                          $               111,086         16,257               29,416             156,759
Cost of revenue                                                   90,097          7,977                8,739             106,813
                                                    ---------------------     ---------     -----------------   -----------------
                  Gross margin                   $                20,989          8,280               20,677              49,946
                                                    =====================     =========     =================   =================
Adjusted EBITDA                                                                     736
                                                    =====================     =========     =================   =================
Total assets                                     $               948,588         20,730               13,639             982,957
                                                    =====================     =========     =================   =================
Increase in long-lived assets                    $               275,257          4,096                  448             279,801
                                                    =====================     =========     =================   =================
Significant noncash items:
    Noncash revenue                              $                    --             --               13,950              13,950
    MCI warrant expense                                             (805)            --                   --                (805)
                                                    ---------------------     ---------     -----------------   -----------------
                  Total noncash items            $                  (805)            --               13,950              13,145
                                                    =====================     =========     =================   =================



                                     F-15                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)



                                                                                        1999
                                                    ----------------------------------------------------------------------------
                                                           TELE-                               NETWORK
                                                       COMMUNICATIONS         CYBERGATE      TECHNOLOGIES           TOTAL
                                                    ---------------------     ---------    -----------------   -----------------
Revenue                                          $            150,632            25,072           68,305             244,009
Cost of revenue                                               109,580            11,590           38,198             159,368
                                                    ---------------------     ---------    -----------------   -----------------
                  Gross margin                   $             41,052            13,482           30,107              84,641
                                                    =====================     =========    =================   =================
Adjusted EBITDA                                                                     766
                                                     =====================     =========    =================   =================
Total assets                                     $            858,014            16,332           66,896             941,242
                                                    =====================     =========    =================   =================
Increase in long-lived assets                    $            260,287            3,973           22,484             286,744
                                                    =====================     =========    =================   =================
Significant noncash items:
    Noncash revenue                              $                --                 --           14,057              14,057
    MCI warrant expense                                          (358)               --              --                 (358)
                                                    ---------------------     ---------    -----------------   -----------------
                  Total noncash items            $               (358)               --           14,057              13,699
                                                    =====================     =========    =================   =================

       The Company reports separately, in its consolidated statement of operations, revenue and the associated cost of sales of Telecommunications and Network Technologies segments. Selling, general, and administrative expenses, noncash stock compensation, depreciation and amortization, nonoperating income and expense and minority interest are not allocated for these two segments.

       The Company has one large customer which represents approximately 11 percent and 13 percent of total revenues for the years ended December 31, 1998 and 1999, respectively. Of these revenues, approximately $9,500 and $7,600 was earned by the Network technologies and telecommunications segments, respectively for 1998; and approximately $15,400 and $17,500 was earned by the Network technologies and telecommunications segments, respectively for 1999.

(4)    NETWORKS, EQUIPMENT, AND FURNITURE

       Networks, equipment, and furniture consists of the following:

                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                                  1998                1999
                                                                            -----------------   -----------------
Networks and telecommunications equipment                                 $       494,721              691,788
Furniture and fixtures                                                             15,934               19,942
Operating support systems                                                          44,211              109,107
Leasehold improvements                                                              7,088               27,861
                                                                            -----------------   -----------------
                                                                                  561,954              848,698
Less: accumulated depreciation and amortization                                    76,020              166,224
                                                                            -----------------   -----------------
                  Total, net of accumulated depreciation
                     and amortization                                     $       485,934              682,474
                                                                            =================   =================

       For the years ended December 31, 1997, 1998 and 1999, the Company capitalized interest of approximately $3,933, $3,246 and $7,873, respectively.


                                      F-16                           (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


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

       During 1997, the Preferred Stock was converted into 17,377,275 shares of Common Stock. In connection with its Series A-1 and Series B Preferred Stock, the Company recorded approximately $1,114 for the year ended December 31, 1997 as a reduction in additional paid-in capital, for the payment of anticipated dividends. The Company's certificate of incorporation required the Company to accrue dividends, on a quarterly basis, at an annual rate of 9 percent of the face value of the Series A-1 and B Preferred Stock. These dividends were paid during 1997 in connection with the conversion of the Preferred Stock (see note 6).

(6)    COMMON STOCK OFFERINGS

       During 1997, the Company issued 8,660,000 shares of Common Stock for net proceeds of approximately $40,000, net of underwriters discounts and other expenses of the offering. Concurrent with this transaction, 186,664 shares of the Company's Series A-1 Preferred Stock and 277,500 shares of the Company's Series B Preferred Stock were converted into 17,377,275 shares of the Company's Common Stock (see note 5). In addition, of the approximately $8,000 of dividends accrued on the Preferred Stock prior to conversion, approximately $7,750 was paid with 1,650,207 shares of the Company's common stock. The remaining accrued dividends were paid in cash.

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




                                     F-17                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


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

       The Redeemable Preferred Stock due 2008 may be redeemed, in whole or in part, at the option of the Company, at any time after January 1, 2003, at the redemption prices set forth below, plus any accrued and unpaid dividends as of that date. The redemption prices, expressed in percentages, are as follows:

                  YEAR                                                         PERCENTAGE
               -------------                                                -----------------
                  2003                                                          107.375%
                  2004                                                          104.917%
                  2005                                                          102.458%
                  2006 and thereafter                                           100.000%

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

       The Junior Redeemable Preferred Stock due 2009 may be redeemed, in whole or in part, at the option of the Company, at any time after October 15, 2003, at the redemption prices set forth below, plus any accrued and unpaid dividends as of that date. The redemption prices, expressed in percentages, are as follows:

                  YEAR                                                         PERCENTAGE
               -------------                                                -----------------
                  2003                                                          106.375%
                  2004                                                          104.781%
                  2005                                                          103.188%
                  2006                                                          101.594%
                  2007 and thereafter                                           100.000%

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



                                     F-18                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


       Stockholders are permitted to vote as a single class to elect not less than 25 percent of the members of the Board of Directors.

       A summary of the changes in the Redeemable Preferred Stock is as follows:

                                                                                                    JUNIOR
                                                                              REDEEMABLE          REDEEMABLE
                                                                               PREFERRED           PREFERRED
                                                                                 STOCK               STOCK
                                                                               DUE 2008            DUE 2009
                                                                           ------------------  ------------------
Balance at issuance, net of underwriters fees and
    other related expenses                                               $         48,598             146,045
Payment of dividends in shares of Redeemable
    Preferred Stock                                                                 5,349                  --
Accrued dividends                                                                      --               3,985
Accretion to redemption value                                                       1,114                  69
                                                                           ------------------  ------------------
Balance at December 31, 1997                                                       55,061             150,099

Payment of dividends in shares of Redeemable
    Preferred Stock                                                                12,480              15,250
Accrued dividends                                                                     --                4,517
Accretion to redemption value                                                       2,595               1,042
                                                                           ------------------  ------------------
Balance at December 31, 1998                                                       70,136             170,908

Payment of dividends in shares of Redeemable
    Preferred Stock                                                                14,406              18,182
Accrued dividends                                                                     --                5,120
Accretion to redemption value                                                       2,509                 335
                                                                           ------------------  ------------------
Balance at December 31, 1999                                             $         87,051             194,545
                                                                           ==================  ==================



                                     F-19                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


(8)    DEBT

       Long-term debt consists of the following:

                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                                  1998                1999
                                                                            -----------------   -----------------
AT&T Credit Corporation equipment and working
    capital financing facility                                            $        34,563                 --
2005 Senior Discount notes, interest at 13%,
    maturing November 1, 2005                                                     144,593             165,632
2006 Senior Discount notes, interest at 12 3/4%,
    maturing April 1, 2006                                                         90,821             102,791
2007 Senior Notes, interest at 13 3/4%, maturing
    July 15, 2007                                                                 220,000             220,000
2008 Senior Notes, interest at 10.625%, maturing
    July 1, 2008                                                                  235,316             260,983
Senior secured credit facility                                                         --             164,000
                                                                            -----------------   -----------------
                  Total long-term debt                                            725,293             913,406
Less current portion                                                                2,188             164,000
                                                                            -----------------   -----------------
                                                                          $       723,105             749,406
                                                                            =================   =================

       Principal payments for each of the years from 1999 to 2003 and thereafter, are due as follows:

                YEAR ENDING DECEMBER 31,
                2000                                                      $          164,000
                2001                                                                     --
                2002                                                                     --
                2003                                                                     --
                2004                                                                     --
                Thereafter                                                           749,406
                                                                             -------------------
                                                                          $          913,406
                                                                             ===================

       (a) AT&T CREDIT CORPORATION EQUIPMENT AND WORKING CAPITAL FINANCING FACILITY

              In October 1994, the Company entered into the AT&T Credit Facility pursuant to which AT&T Credit Corporation agreed to provide financing for the development and construction of fiber optic networks by certain of the Company's subsidiaries. Pursuant to the AT&T Credit Facility, during 1996 the Company's subsidiaries in Louisville, Fort Worth, Greenville, Columbia, and El Paso entered into loan agreements with AT&T Credit Corporation providing for up to $31,200 in loans collateralized by the assets of such subsidiaries. Pursuant to the AT&T Credit Facility, AT&T Credit Corporation purchased 7.25 percent of the outstanding capital stock of each of the Company's operating subsidiaries for which it provided financing.

              On December 30, 1997, the Company and AT&T Credit Corporation agreed to amend the terms of the facility, increasing the facility to $35,000 and transferring the loan agreements from the Company's five subsidiaries to the Company as a whole.



                                     F-20                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              In addition, as part of the modification, the Company issued 207,964 shares of common stock in exchange for all of AT&T Credit Corporation's 7.25 percent ownership interest in the five subsidiaries.

              The balance outstanding under the AT&T Credit Facility was paid in 1999 in connection with the completion of the Senior Secured Credit Facility described below.

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

              On July 23, 1997, the Company completed the sale of $220,000 aggregate principal amount of 13 3/4 percent Senior Notes due 2007 (the "2007 Notes"). Of the total net proceeds of approximately $204,300, the Company placed approximately $70,000, representing funds, together with interest thereon, sufficient to pay the first five semi-annual interest payments on the 2007 Notes, into an escrow account for the benefit of the holders. The 2007 Notes accrue interest at a rate of 13 3/4 percent, payable in cash semi-annually, on January 15 and July 15, commencing January 15, 1998. The 2007 Notes will mature on July 15, 2007.

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


                                     F-21                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


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

       (c)    SENIOR SECURED CREDIT FACILITIES

              On August 12, 1999, the Company closed the Senior Secured Credit Facilities (the "Credit Facilities"), consisting of a $35 million revolver and a $55 million multiple draw term loan, each with a
              6.5 year maturity, as well as a $110 million term loan with a 7 year maturity. Of the Credit Facilities, a total of $164 million was immediately available to the Company, of which the Company drew $110 million. On December 15, 1999, the Company drew an additional $54 million under the Credit Facilities. The remaining $36 million becomes available if the Company is able to obtain additional junior capital of at least $100 million. Also, the Credit Facilities contain an Incremental Facility of up to an additional $100 million, although no lender is obligated to participate in the Incremental Facility. The Credit Facilities bear interest at the Eurodollar rate plus 4 percent for the revolver and multiple draw term loan and 4.5 percent for the $110 million term loan. At December 31, 1999, the interest rate on the revolver and multiple draw term loan was 10.1875 percent and the rate on the $110 million term loan was 11 percent.

              In addition, the Credit Facilities contain financial covenants with which the Company must comply, including Adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with certain of the financial covenants as of December 31, 1999, that resulted in a default under the Credit Facilities which would allow the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes. In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations. On April 13, 2000, the Company obtained a waiver of the event of non-compliance as of December 31, 1999. The Company is currently in discussion with its lenders and believes that it will be successful in amending its financial covenants on a going forward basis to amounts that the Company believes will allow for compliance. However, there can be no assurance that the Company will be successful in amending its covenants, that the Company will be in compliance with its debt covenants throughout 2000, or that the Credit Facilities will not be accelerated, causing an acceleration of other obligations. The Company has classified its obligation under the Credit Facilities as a current liability as of December 31, 1999, as a result of the debt covenant



                                       F-22                          (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              violation. The Senior Notes cannot be accelerated unless payment of amounts due under the Credit Facilities is accelerated and therefore, remain classified as long-term obligations at December 31, 1999.

(9)    STOCK COMPENSATION AND STOCK PURCHASE WARRANTS

       (a)    STOCK COMPENSATION

              The Company has a stock option plan which provides for the granting of options to officers, employees, directors, and consultants of the Company to purchase shares of its common stock within prescribed periods.

              In 1994, the Company entered into employment agreements with five executive officers. Pursuant to the agreements, as amended, such officers were granted options to purchase shares of common stock of the Company. In accordance with their employment agreements, these individuals had the right to sell certain of their shares to the Company (the put right) for a price equal to fair market value. On June 26, 1995, the employment agreements were amended to limit the purchase price paid by the Company pursuant to the put right to a maximum of $2,500, which amount is subject to further reductions based on the employees' sales of stock. During the year ended December 31, 1996, the limit was further reduced to $2,000. During the year ended December 31, 1997, put rights related to $1,000 expired without exercise. During the year ended December 31, 1998, the final $1,000 expired without exercise.

              In 1997, the Company's Board of Directors adopted an Annual Performance Plan, through which it will award its 1998 and 1999 performance bonuses to management and employees through the issuance of shares of the Company's common stock. The Company has accrued approximately $4,800 and $6,400, in noncash compensation cost at December 31, 1998 and 1999, respectively, for this purpose.

              The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock option plans based on the intrinsic value of the option at the date of grant. The compensation cost that has been charged against income for stock option plans was approximately $1,400, $4,200 and $1,900 for the years ended December 31, 1997, 1998 and 1999, respectively. Had compensation cost for the Company's plan and the employee stock purchase plan (described below) been determined based on the fair value at the grant dates, consistent with FASB Statement No. 123, for all options granted after June 30, 1995, and the intrinsic value for all options granted prior to July 1, 1995, the Company's net loss and net loss per share would have been reduced to the pro forma amounts indicated below:

                                                                       YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                  1997           1998          1999
                                                              -------------- ------------- --------------
Net loss:
    As reported                                             $    (115,016)     (163,079)      (277,748)
    Pro forma                                               $    (120,538)     (175,657)      (288,040)
Net loss per common share:
    As reported:                                            $       (4.65)        (4.45)         (6.38)
    Pro forma                                               $       (4.85)        (4.73)         (6.59)



                                     F-23                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              Pro forma net loss reflects compensation cost under SFAS No. 123 only for options granted for the year ended June 30, 1996, the six months ended December 31, 1996, and subsequent fiscal years. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the vesting period and compensation cost under SFAS No. 123 for options granted prior to July 1, 1995 is not considered.

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1997, 1998 and 1999, respectively: dividend yield of 0 percent for all periods, expected volatility of 50 percent, 75 percent and 85 percent, risk-free interest rates of 6.0 percent, 5.14 percent and 6.36 percent and expected lives of 4.06, 3.18 and 3.46 years.

              A summary of the status of the Company's stock options as of December 31, 1997, 1998 and 1999 and changes during the periods ending on those dates is presented below:

                            DECEMBER 31, 1997           DECEMBER 31, 1998          DECEMBER 31, 1999
                        -------------------------- --------------------------- --------------------------
                                      WEIGHTED-                   WEIGHTED-                  WEIGHTED-
                                       AVERAGE                     AVERAGE                    AVERAGE
                          SHARES       EXERCISE      SHARES       EXERCISE       SHARES       EXERCISE
                          (`000S)       PRICE        (`000S)        PRICE       (`000S)        PRICE
                        ----------- -------------- ----------- --------------- ----------  --------------
Outstanding at
   beginning of year      7,457         $ 3.60        7,827        $  4.69        8,644         $ 6.60
Granted                   2,141         $ 8.25        2,873        $ 10.46        3,876         $ 8.97
Exercised                  (926)        $ 2.39       (1,411)       $  3.23         (964)        $ 2.30
Forfeited                  (845)        $ 6.60         (645)       $  9.02       (1,857)        $ 9.66
                        -----------                -----------                 ----------
Outstanding at end
   of year                7,827         $ 4.69        8,644        $  6.60        9,699         $ 7.37
                        ===========                ===========                 ==========
Options exercisable
   at year-end            4,379                       5,279                       5,732
                        ===========                ===========                 ==========
Weighted-average fair
   value of options
   granted during the
   year                   $4.96                       $6.60                       $6.06



                                     F-24                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              The following table summarizes information about fixed stock options at December 31, 1999:

                             OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                      ----------------------------------                  ---------------------------------
                                            WEIGHTED-
                           NUMBER            AVERAGE          WEIGHTED-           NUMBER          WEIGHTED-
                        OUTSTANDING         REMAINING          AVERAGE        OUTSTANDING          AVERAGE
RANGE OF                 AT 12/31/99       CONTRACTUAL        EXERCISE        AT 12/31/99          EXERCISE
EXERCISE PRICES           (`000S)             LIFE              PRICE           (`000S)             PRICE
                      -----------------  ----------------   --------------  ----------------    ---------------
$0.875 to $4.52               2,647        2.02 years      $          2.14        2,460        $           1.97

$4.57 to $9.12                2,510        5.31 years      $          7.49        1,165        $           7.66

$9.13 to $9.38                2,446        5.77 years      $          9.27        1,200        $           9.38

$9.50 to $21.50               2,096        5.52 years      $         11.63          907        $          12.00
                      -----------------  ----------------    --------------  ----------------    ---------------
$0.875 to $21.50              9,699        4.57 years      $          7.37        5,732        $           6.26
                      =================  ================    ==============  ================    ===============

       (b)    STOCK PURCHASE WARRANTS

              During fiscal years ended June 30, 1995 and 1996, in connection with the Series A-1 and Series B Preferred Stock private placements and related bridge note conversions, warrants for 4,367,078 shares of common stock were issued at prices ranging from $.01 to $3.10. In fiscal 1996, as part of the issuance of the 2005 Notes, detachable warrants to purchase 2,432,000 shares of the Company's common stock at a price of $7.15 per share were issued. During 1997, as part of the issuance of the Redeemable Preferred Stock due 2008, the Company issued warrants to purchase 6,023,850 shares of common stock at $7.15 per share. The Company also issued 657,582 warrants to MCIMetro Access Transmission Services, Inc. during 1997. These warrants include certain anti-dilution provisions.

              On March 6, 1997, the Company entered into a preferred provider agreement with MCIMetro Access Transmission Services, Inc. In connection with the agreement, the Company issued warrants to purchase 620,000 shares of the Company's common stock at $9.87 per share. 360,000 of these warrants vested during 1997. The value attributed to the vested warrants was approximately $1,300, which is being recognized as network cost over the five year term of the agreement. The Company also agreed to issue warrants to purchase up to an aggregate of approximately 1.7 million additional shares of the Company's common stock at fair market value on the date of grant in tranches every six months, contingent upon certain increases in revenue to the Company generated under the agreement. At December 31, 1999, the Company had issued 91,031 of such warrants with exercise prices ranging from $9.87 to $16.88 per share. The value attributed to these warrants was approximately $917. During 1997, 1998 and 1999, respectively, the Company recognized approximately $480, $805 and $358 in network expense related to these warrants.



                                     F-25                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


              At December 31, 1999, unexercised warrants outstanding are as follows:

                                                                           NUMBER
                                                                          (`000S)           PRICE PER SHARE
                                                                      -----------------   ---------------------
Series A and Series B Preferred Stock placements                                422      $         1.79 - 3.10
2005 Senior Discount Notes offering                                           2,331                       6.47
Redeemable Preferred Stock due 2008 offering                                  5,646                       7.15
Other                                                                           305               9.87 - 16.88
                                                                      -----------------   ---------------------
                  Total                                                       8,704      $        1.79 - 16.88
                                                                      =================   =====================

              The gross proceeds that would be received by the Company on the exercise of all outstanding options and warrants is approximately $131,000.

       (c)    EMPLOYEE STOCK PURCHASE PLAN

              The Company adopted the Employee Stock Purchase Plan (the "ESPP") on November 15, 1996. Under the ESPP, an aggregate of 500,000 shares of common stock may be purchased from the Company by the employees through payroll withholding pursuant to a series of offerings. All full-time employees who have met certain service requirements (as defined in the ESPP), except for employees who own common stock of the Company or options on such stock which represent more than 5 percent of common stock of the Company, are eligible to participate. The purchase price of the common stock is 85 percent of the fair market value on the date the common stock is purchased. Purchases of common stock are made on a monthly basis. During the years ended December 31, 1997, 1998 and 1999, the Company sold 96,784, 108,601 and 258,278 shares, respectively, of common stock to the ESPP for a total of $749, $1,150 and $1,759, respectively.

              The fair value of the employees' purchase rights of ESPP shares is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for purchases in the years ended December 31, 1997, 1998 and 1999, respectively: dividend yield of 0 percent for all years, expected volatility of 50 percent, 75 percent and 85 percent, risk free interest rate of
              6.0 percent, 5.14 percent and 6.36 percent and expected life of one month for all years.

              The weighted-average fair value of the purchase rights granted in 1997, 1998 and 1999 was $1.48, $2.23 and $1.50 per share.



                                      F-26                           (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


(10)   BASIC AND DILUTED EARNINGS PER SHARE

       The following tables present the computation of basic and diluted earnings per share:

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1997
                                                        --------------------------------------------------------
                                                             INCOME             SHARES            PER SHARE
                                                          (NUMERATOR)        (DENOMINATOR)         AMOUNT
                                                        -----------------  -----------------   -----------------
Net loss                                              $       (115,016)
Less: Preferred Stock dividends/accretion                      (11,630)
                                                        -----------------
Basic and diluted earnings per share:
    Net loss to common stockholders                   $       (126,646)       27,233,642               $ (4.65)
                                                        =================  =================   =================

       Options and warrants to purchase 7,827,318 and 11,267,365 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the year ended December 31, 1997 as their inclusion would be anti-dilutive.

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1998
                                                        --------------------------------------------------------
                                                             INCOME               SHARES           PER SHARE
                                                           (NUMERATOR)         (DENOMINATOR)        AMOUNT
                                                        ------------------   -----------------  ----------------
Net loss                                              $        (163,079)
Less:  preferred stock dividends/accretion                      (36,080)
                                                        ------------------
Basic and diluted earnings per share:
    Net loss to common stockholders                   $        (199,159)           44,751,690         $ (4.45)
                                                        ==================   =================  ================

       Options and warrants to purchase 8,643,545 and 9,521,130 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the year December 31, 1998 as their inclusion would be anti-dilutive.

                                                                 FOR THE YEAR ENDED DECEMBER 31, 1999
                                                        --------------------------------------------------------
                                                             INCOME               SHARES           PER SHARE
                                                           (NUMERATOR)         (DENOMINATOR)        AMOUNT
                                                        ------------------   -----------------  ----------------
Net loss                                              $        (277,748)
Less:  preferred stock dividends/accretion                      (40,646)
                                                        ------------------
Basic and diluted earnings per share:
    Net loss to common stockholders                   $        (318,394)           49,891,910         $ (6.38)
                                                        ==================   =================  ================

       Options and warrants to purchase 9,698,971 and 8,704,452 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the year December 31, 1999 as their inclusion would be anti-dilutive.

(11)   RETIREMENT PLAN

       On February 1, 1996, the Company began sponsoring the e.spire Communications, Inc. 401(k) Plan (the "Plan"), a defined contribution plan. All individuals employed on February 1, 1996 were eligible to participate. Participation to all other employees is available after three months of full-time



                                     F-27                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


       equivalent service. The Company contributions under the Plan are discretionary and may be as much as 6 percent of an employee's gross compensation subject to certain limits. Total expense under the Plan amounted to approximately $244, $320 and $275 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

(13)   LEASES

       The Company restructured several operating leases into capital leases during 1998 and entered into new leases in 1999, for the leasing of telecommunications equipment. The capital leases provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased equipment. These new leases also contain renewal provisions.

       The equipment under capital leases is included in networks and telecommunications equipment as follows:

                                                                        DECEMBER 31, 1999
                                                                     -------------------------
Networks and telecommunications equipment                         $                 65,746
Less: accumulated amortization                                                       8,687
                                                                     -------------------------
                                                                  $                 57,059
                                                                     =========================

       The Company is obligated under various noncancelable operating leases for office and node space, telecommunications equipment, and office furniture.



                                     F-28                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


       The minimum future lease obligations under these noncancelable operating and capital leases as of December 31, 1999 are approximately as follows:

                                                                                    OPERATING            CAPITAL
YEAR ENDING DECEMBER 31,                                                              LEASES              LEASES
                                                                                 -----------------   -----------------
2000                                                                            $       19,597              14,405
2001                                                                                    19,708              17,034
2002                                                                                    20,196              14,768
2003                                                                                    19,434              10,845
2004                                                                                    18,984               8,442
Thereafter                                                                              73,241               4,246
                                                                                 -----------------   -----------------
                       Total minimum lease payments                             $      171,160              69,740
                                                                                 =================
Less: amounts representing interest and executory costs                                                     13,022
                                                                                                     -----------------
                       Present value of minimum lease payments                                              56,718
Less: current portion                                                                                        9,932
                                                                                                     -----------------
                       Long-term obligations under capital leases                                   $       46,786
                                                                                                     =================

       Rent expense for the years ended December 31, 1997, 1998 and 1999 was approximately $6,100, $10,900 and $15,800, respectively.

(14)   INDEFEASIBLE RIGHTS OF USE

       The Company has entered into various agreements to provide indefeasible rights of use ("IRUs") of multiple fibers along certain sections of e.spire's networks. Such agreements include contracts with five major customers for an aggregate purchase price of approximately $78,444 at December 31, 1999. Network technologies revenue related to five major customers was approximately $0, $23,450 and $48,685 for the years ended December 31, 1997, 1998 and 1999, respectively. Progress billings are made primarily based on customers' acceptance of certain performance milestones.

       The Company expects to bill and collect all costs and estimated earnings in excess of billings as of December 31, 1999, in 2000. In 1998 and 1999, the Company recognized approximately $14,000 and $14,100, respectively, in revenue from non-monetary proceeds from IRU transactions. Non-monetary proceeds consist of transfers of dissimilar assets or exchanges of similar assets with significant cash payments.

       Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified in each respective agreement, management does not anticipate that the Company will incur any substantial penalties under these provisions.



                                     F-29                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


(15)   INCOME TAXES

       Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

                                                                                        DECEMBER 31,
                                                                            -------------------------------------
                                                                                  1998                1999
                                                                            -----------------   -----------------
Deferred tax assets:
    Capitalized start-up and other costs                                  $         5,829                8,899
    Stock options - noncash compensation                                            7,162                7,812
    Net operating loss carryforwards                                              151,670              225,288
    Bond discounts                                                                 29,494               57,078
    Other accrued liabilities                                                       1,188               14,482
                                                                            -----------------   -----------------
                  Total gross deferred assets                                     195,343              313,559
    Less:  valuation allowance                                                    152,082              265,707
                                                                            -----------------   -----------------
                  Net deferred tax assets                                          43,261               47,852
Deferred tax liabilities - fixed assets depreciation and
    amortization                                                                   43,261               47,852
                                                                            -----------------   -----------------
                  Net deferred tax assets (liabilities)                   $           --                  --
                                                                            =================   =================

       The net change in the total valuation allowance for the years ended December 31, 1998 and 1999 was an increase of $70,716 and $113,625, respectively. The valuation allowances at December 31, 1998 and 1999 are a result of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The utilization of the tax benefits associated with net operating losses of approximately $563,000 at December 31, 1999 is dependent upon the Company's ability to generate future taxable income. The net operating loss carryforward period expires commencing in 2008 through the year 2019. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward has occurred.

       No income tax provision has been provided for the years ended December 31, 1997, 1998 and 1999 as the aforementioned deferred tax assets have provided no tax benefit.

(16)   ACQUISITIONS

       On January 17, 1997, the Company acquired 100 percent of the outstanding capital stock of CyberGate, Inc. ("CyberGate") in exchange for 1,030,000 shares of common stock plus up to an additional 150,000 shares if certain performance goals are achieved, for an aggregate purchase price of approximately $8,800. CyberGate, a Florida based ISP, delivers Internet, high-speed data communications and web-hosting services. The acquisition has been accounted for using the purchase method and, therefore, the Company's consolidated financial statements include the results of operations of CyberGate from the date of acquisition. The purchase price of $8,800 plus transaction expenses of approximately $500 has been allocated to assets and liabilities acquired based on their fair values and goodwill of approximately $8,400 has been recorded. The goodwill is being amortized on a straight-line basis over a ten year period.



                                     F-30                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


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

       On September 2, 1998, the Company acquired 100 percent of the outstanding capital stock of Data Access Technologies, Inc. in exchange for $1,500 and 149,275 shares of Common Stock for an aggregate purchase price of $2,100. In conjunction with this acquisition, 40,360 shares were issued on September 2, 1998 and the remaining 108,915 shares were placed in escrow to be issued upon the seller meeting certain obligations. At December 31, 1999, the 108,915 shares remained in escrow. These shares of Common Stock are released from escrow as contingent events occur, at which time the Company will record the transactions as an increase in goodwill. The acquisition has been accounted for using the purchase method and, therefore, the Company's consolidated financial statements include the results of operation of Data Access Technologies from the date of acquisition. The purchase price has been allocated to assets and liabilities acquired based on their estimated fair values, and goodwill of approximately $2,300 has been recorded. The goodwill is being amortized on a straight-line basis over an 18 month period.

       On November 17, 1998, the Company acquired the customers and certain assets of Internet Communications of America, Inc. (ICANECT) in exchange for $5,300 and 203,438 shares of Common Stock for an initial purchase price of $5,300. In accordance with the purchase agreement, these shares were placed in escrow to be issued upon the seller meeting certain obligations. As of December 31, 1999 none of these shares had been issued. The Company recorded an intangible asset of approximately $5,300, which is being amortized over an 18 month period.

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



                                     F-31                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


       (c)    LONG-TERM DEBT AND REDEEMABLE PREFERRED STOCK

              The fair value of the Company's long-term debt and redeemable preferred stock are estimated based on the quoted market prices for the same or similar issues if available or based on the present value of expected cash flows at rates currently available to the Company for borrowings with similar terms.

              The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 were:

                                                                       CARRYING             ESTIMATED
                                                                         VALUE             FAIR VALUE
                                                                   ------------------   ------------------
Cash and cash equivalents (including restricted cash)           $          81,279               81,279
Letters of credit                                               $             --                   37
Redeemable preferred stock                                      $         281,596               63,581
Long-term debt, including obligations under capital
    leases                                                      $         970,124              703,771



                                     F-32                            (Continued)
                          e.spire COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements

                        December 31, 1997, 1998 and 1999
                 (in thousands, except share and per share data)


(18)   QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     MAR. 31         JUN. 30        SEPT. 30          DEC. 31
                                                  --------------  --------------  --------------   --------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)

1999:
    Revenues                                   $      58,073    $     63,320    $     65,116    $      57,500
    Cost of sales                                     37,237          39,262          41,340           41,529
    Gross Margin                                      20,836          24,058          23,776           15,971
    Operating expenses                                59,446          63,476          73,240           80,434
    Non-operating income (expense)                   (18,578)        (19,959)        (22,519)         (24,737)
    Net loss                                         (57,188)        (59,377)        (71,983)         (89,200)
    Preferred stock dividends/accretion                9,697          10,000          10,305           10,644
    Net loss to common stockholders                  (66,885)        (69,377)        (82,288)         (99,844)
    Net loss per common share
       (Basic & Diluted)                               (1.37)          (1.40)          (1.64)           (1.96)

1998:
    Revenues                                   $      27,469    $     35,752    $     45,460    $      48,078
    Cost of sales                                     19,253          24,344          29,197           34,019
    Gross Margin                                       8,216          11,408          16,263           14,059
    Operating expenses                                29,690          33,219          41,798           56,837
    Non-operating income (expense)                   (10,621)        (10,634)        (13,241)         (16,985)
    Net loss                                         (32,095)        (32,445)        (38,776)         (59,763)
    Preferred stock dividends/accretion                8,493           8,607           9,022            9,958
    Net loss to common stockholders                  (40,588)        (41,052)        (47,798)         (69,721)
    Net loss per common share
       (Basic & Diluted)                               (1.08)          (0.91)          (1.00)           (1.44)


1997:
    Revenues                                           8,177          11,616          16,055           23,153
    Cost of sales                                      8,669          10,400          13,676           20,180
    Gross Margin                                        (492)          1,216           2,379            2,973
    Operating expenses                                18,282          20,774          22,243           26,913
    Non-operating income (expense)                    (5,249)         (6,094)        (10,100)         (11,438)
    Net loss                                         (24,023)        (25,652)        (29,964)         (35,378)
    Preferred stock dividends/accretion                  989             106           2,489            8,046
    Net loss to common stockholders                  (25,012)        (25,758)        (32,453)         (43,424)
    Net loss per common share
       (Basic & Diluted)                               (3.19)          (0.92)          (0.90)           (1.18)

       The effect of adopting the provisions of FIN43, as described in note 1, on fourth quarter results was a reduction of revenue of $9.9 million and a reduction of network cost of $400, for an impact on net loss of $9.5 million. The Company also recorded additional reserves against revenue of approximately $15 million.

       The September 30, 1999 operating results have been restated to reflect the impact on certain transactions which occurred during the third quarter of adopting the provisions of FIN 43. The impact of this restatement on revenue was a reduction of $2,400 and the impact on network cost was a reduction of $400.

(19)   SUBSEQUENT EVENTS

       In the first quarter of 2000, the Company announced that it had signed commitment letters with Greenwich Street Capital Partners II, L.P. and The Huff Alternative Income Fund, L.P. for a total of $125 million in equity funding consisting of preferred stock and warrants. In addition, during the first quarter of 2000, the Company signed a commitment letter with Honeywell International Inc. Master Retirement Trust, in cooperation with Allied Capital Management, L.L.C., a subsidiary of Honeywell International, Inc. for $50 million in equity funding. The Company received approximately $100,000 of these amounts in March 2000. The remaining $75,000 is subject to shareholder approval and satisfaction of various closing conditions, including the absence of any material change or debt covenant violation. (See note 8)

       On April 13, 2000, the Company obtained a waiver to its Credit
       Facilities to remedy its default under these facilities.  As of April
       13, 2000, the Company was in negotiations with the lenders on its Credit Facilities for amendments of its debt covenants on a going forward basis.

       On April 13, 2000, the Company obtained a standby commitment for an additional $50,000 of equity funding, subject to certain conditions.