Form 10-Q/A
period 1999-09-30
E SPIRE COMMUNICATIONS INC
filed 2000-05-12
CIK 932140

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-Q A

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

                 12975 WORLDGATE DRIVE, HERNDON, VIRGINIA 20170
                    (Address of principal executive offices)

                                 (703) 639-6000
              (Registrant's telephone number, including area code)

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

This amended Form 10-Q is being filed to reflect the restatement of certain previously reported information as more fully described in Note 1 of Notes to Unaudited Condensed Consolidated Interim Financial Statements contained herein. Portions of Part I Item 1 - "Financial Statements" and "Notes to Unaudited Condensed Consolidated Interim Financial Statements", Part I - Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Exhibit 27 - "Financial Data Schedule" have been amended to reflect the restatement. The remaining information in this amended Form 10-Q has not been updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period to which the Form 10-Q relates.

================================================================================
                          e.spire COMMUNICATIONS, INC.

                                 FORM 10 -- Q A

                                      INDEX

                               PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets -- September 30, 1999 (unaudited) and
           December 31, 1998                                                                         1

           Condensed Consolidated Statements of Operations -- Three and Nine Months Ended
           September 30, 1999 and 1998 (unaudited)                                                   2
           Condensed Consolidated Statements of Cash Flows -- Nine Months Ended
           September 30, 1999 and 1998 (unaudited)                                                   3
           Notes to Unaudited Condensed Consolidated Interim Financial Statements                    4
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                                7
Item 3.    Quantitative and Qualitative Disclosures about Market Risk                               16

                                 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                                        17
Item 6.    Exhibits and reports on Form 8-K                                                         17
Signatures........................................................................................  18
Index of Exhibits.................................................................................  19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                          e.spire COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   September 30,      December 31,
                                                                                       1999              1998
                                                                                   --------------    --------------
                                                                                    (unaudited)
                                                ASSETS

Current Assets:
    Cash and cash equivalents                                                         $  74,399        $ 328,758
    Restricted cash and investments                                                      18,487           30,769
    Trade accounts receivable, net of allowance for doubtful accounts of
        $21,297 and $5,581 at September 30, 1999 and December 31,                        99,542           42,254
        1998, respectively
    Unbilled revenue                                                                     16,615           12,093
    Other current assets                                                                  5,699            8,742
                                                                                      ---------        ---------
        Total current assets                                                            214,742          422,616
                                                                                      ---------        ---------


Inventory, Networks, equipment and furniture, gross                                     811,597          561,954
    Less: accumulated depreciation and amortization                                    (139,329)         (76,020)
                                                                                      ---------        ---------
                                                                                        672,268          485,934

Deferred financing fees, net of accumulated amortization of
    $11,749 and $7,855 at September 30, 1999 and December 31, 1998,
    respectively                                                                         45,687           42,184
Intangible assets, net of accumulated amortization of
    $9,715 and $3,897 at September 30, 1999 and December 31, 1998,
    respectively                                                                          8,940           14,743
Restricted cash and investments                                                               0           15,125
Other assets                                                                              3,102            2,355
                                                                                      ---------        ---------
        Total assets                                                                  $ 944,739        $ 982,957
                                                                                      =========        =========


                       LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                                  $  68,927        $  66,647
    Accrued employee costs                                                               11,649            1,682
    Other accrued liabilities                                                            11,155            8,894
    Notes payable - current portion                                                     110,000            2,188
    Obligations under capital leases - current portion                                    6,332            3,607
    Accrued interest                                                                      7,456           13,864
                                                                                      ---------        ---------
        Total current liabilities                                                       215,519           96,882
                                                                                      ---------        ---------
Long Term Liabilities:
    Notes payable, less current portion                                                 734,103          723,105
    Obligations under capital leases, less current portion                               32,850           20,915
    Other long-term liabilities                                                           4,045            2,745
                                                                                      ---------        ---------
        Total liabilities                                                               986,517          843,647
                                                                                      ---------        ---------

Redeemable stock
    14 3/4% Redeemable Preferred Stock due 2008                                          82,610           70,136
    12 3/4% Junior Redeemable Preferred Stock due 2009                                  188,359          170,908
                                                                                      ---------        ---------
        Total redeemable stock                                                          270,969          241,044

Stockholders equity (deficit):
    Common Stock, $0.01 par value, 125,000,000 shares authorized,
        50,536,407 and 48,446,064 shares, respectively, issued and
        outstanding                                                                         505              484
    Additional paid-in capital                                                          235,831          258,317
    Accumulated deficit                                                                (549,083)        (360,535)
                                                                                      ---------        ---------
Total stockholders' deficit                                                            (312,747)        (101,734)
                                                                                      ---------        ---------

Total liabilities, redeemable stock and stockholders' deficit                         $ 944,739        $ 982,957
                                                                                      =========        =========

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                     For the three months ended               For the nine months ended
                                                            September 30,                             September 30,
                                                  --------------------------------        --------------------------------
                                                      1999                1998                1999                1998
                                                  ------------        ------------        ------------        ------------
                                                             (unaudited)                             (unaudited)
Revenues:
       Telecommunications services                $     45,461        $     34,002        $    130,249        $     89,120
       Network Technologies services                    19,655              11,458              56,260              19,561
                                                  ------------        ------------        ------------        ------------
Total revenues                                          65,116              45,460             186,509             108,681

Cost of sales:
       Telecommunications services                      31,170              25,517              87,787              67,644
       Network Technologies services                    10,170               3,680              30,051               5,150
                                                  ------------        ------------        ------------        ------------
Total cost of sales                                     41,340              29,197             117,838              72,794

Gross profit:
       Telecommunications services                      14,291               8,485              42,462              21,476
       Network Technologies services                     9,485               7,778              26,209              14,411
                                                  ------------        ------------        ------------        ------------
Total gross profit                                      23,776              16,263              68,671              35,887

Operating Expenses
       Selling, general and administrative              45,494              28,685             119,547              70,139
       Noncash compensation expense                      2,384               1,562               7,577               4,989
       Depreciation and amortization                    25,362              11,551              69,039              28,934
                                                  ------------        ------------        ------------        ------------
Total Operating Expenses                                73,240              41,798             196,163             104,062

Loss from Operations                                   (49,464)            (25,535)           (127,492)            (68,175)

Nonoperating income/expenses
       Interest and other income (a)                    (1,791)             (6,930)             (9,309)            (16,921)
       Interest and other expense                       24,310              20,171              70,365              52,062
                                                  ------------        ------------        ------------        ------------

Net loss                                               (71,983)            (38,776)           (188,548)           (103,316)

Preferred stock dividends and accretion                 10,305               9,022              30,002              26,122
                                                  ------------        ------------        ------------        ------------

Net loss applicable to common stockholders        $    (82,288)       $    (47,798)       $   (218,550)       $   (129,438)
                                                  ============        ============        ============        ============

Basic and diluted net loss per common share       $      (1.64)       $      (1.00)       $      (4.41)       $      (2.97)
                                                  ============        ============        ============        ============

Weighted average number of common
  shares outstanding                                50,267,001          47,732,934          49,550,227          43,574,670
                                                  ============        ============        ============        ============

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

                          e.spire COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  For the nine months ended
                                                                                        September 30,
                                                                                   1999              1998
                                                                                 ---------        ---------

Cash flows from operating activities
Net Loss                                                                         $(188,548)       $(103,316)
Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                69,039           28,934
       Interest deferral and accretion                                              43,373           24,573
       Amortization of deferred financing fees                                       3,894            2,805
       Noncash compensation                                                          7,577            4,088
       Non-monetary revenue                                                        (17,958)          (9,002)
       Changes in operating assets and liabilities:
             Trade accounts receivable                                             (43,852)         (27,389)
             Other current assets                                                    3,043           (1,481)
             Other assets                                                             (747)            (571)
             Accounts payable                                                        2,280           29,952
             Other accrued liabilities                                               1,043             (815)
                                                                                 ---------        ---------
Net cash used in operating activities                                             (120,856)         (52,222)

Cash flows from investing activities
       Restricted cash related to network activities                                 2,139
       Network development costs and purchases of equipment and furniture         (229,741)        (149,365)
                                                                                 ---------        ---------
Net cash used in investing activities                                             (227,602)        (149,365)

Cash flows from financing activities
       Issuance of notes payable                                                   110,000          224,959
       Issuance of common stock                                                          -          134,261
       Payment of dividends for preferred stock                                        (85)               -
       Payment of notes payable                                                    (34,563)               -
       Payment of lease obligation                                                  (5,242)          (1,978)
       Payment of deferred financing fees                                           (7,397)         (21,312)
       Restricted cash related to financing activities                              25,268           27,364
       Exercise of warrants, options and other                                       6,118           14,707
                                                                                 ---------        ---------
Net cash provided by financing activities                                           94,099          378,001

Net (decrease) increase in cash & cash equivalents                                (254,359)         176,414
Cash and cash equivalents - beginning of period                                    328,758          260,837
                                                                                 ---------        ---------
Cash and cash equivalents - end of period                                        $  74,399        $ 437,251
                                                                                 =========        =========

Supplemental disclosure of cash flow information:
       Interest paid                                                             $  35,207        $  30,048
       Assets acquired under capital lease                                       $  19,902        $  37,025
       Dividends declared with preferred stock                                   $  27,348        $  23,989
       Increase in intangibles                                                   $      14        $       1
       Accrual of stock bonuses                                                  $   6,077        $   1,859
       Stock issued under purchase agreements                                    $       -        $   2,515

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS

NOTE 1: RESTATEMENT

    The Company has restated its financial results for the three and nine months ended September 30, 1999 to reflect the impact on certain transactions of adopting the provisions of Financial Accounting Standards Board Interpretation No. 43, "Real Estate Sales: An interpretation of FASB Statement No. 66," which was effective for all transactions entered into after June 30, 1999. All disclosures related to the periods presented have been amended, as appropriate, to reflect the restatement and are summarized as follows ($ in 000's):

                                    Three months ended                 Nine months ended
                                    September 30, 1999                 September 30, 1999
                                    ------------------                 ------------------
Revenues
    As reported                     $67,492                            $188,885
    As restated                     $65,116                            $186,509

Cost of Sales
    As reported                     $41,752                            $118,250
    As restated                     $41,340                            $117,838

Net loss
    As reported                     ($70,019)                          ($186,584)
    As restated                     ($71,983)                          ($188,548)

Basic and diluted
  net loss per common share
    As reported                     ($1.60)                            ($4.37)
    As restated                     ($1.64)                            ($4.41)

NOTE 2: BASIS OF PRESENTATION

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

NOTE 3: SIGNIFICANT ACCOUNTING POLICIES

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

RISKS AND UNCERTAINTIES

    A significant portion of the Company's cash resources are committed for existing obligations. However, management anticipates that the Company's current cash resources and amounts available under the $200 million Senior Secured Credit Facilities (the "Credit Facilities") assuming the Company receives a waiver to the Credit Facilities in order to remedy its default (see Note 3), are sufficient to fund the Company's continuing negative cash flow and required capital expenditures into 2000. To meet its remaining operating and capital requirements and to successfully implement its strategy, the Company will be required to sell additional equity securities, increase its existing Credit Facilities, acquire additional credit facilities or sell additional debt securities, certain of which may require the consent of the Company's debt holders. Also, the Company is currently exploring additional sources of financing including increases in capital leases. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to implement its strategy successfully, in which event the Company will be unable to fund its ongoing operations, which would have a material adverse effect on its business, results of operations and financial condition.

    The Company has recorded revenue of approximately $13.6 million and $32.4 million, respectively, for the three and nine months ended September 30, 1999 and approximately $4.8 million and $11.4 million for the same period of 1998 for reciprocal compensation relating to the transport and termination of local traffic primarily to Internet Service Providers ("ISPs") from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges, based on the belief that such calls are not local traffic, as defined by the various agreements and under state and federal laws and public policies. As of September 30, 1999, the Company has received approximately $9.8 million for reciprocal compensation. The resolution of these disputes will be based on rulings by state public utility commissions ("PUCs"), the Federal Communications Commission ("FCC"), the courts and/or commercial arbitrators. The FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature", but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation in those states although those rulings have been appealed by the ILEC. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect these amounts. The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $44.8 million at September 30, 1999. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company, and, the timing of receipts cannot be predicted at this time, the Company believes that these amounts are ultimately collectible.

    Certain of the Company's interconnection agreements with the ILECs have expired or soon will expire. The Company believes that there is a high probability that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, may be significantly less than current rates.

NOTE 4: FINANCING ACTIVITIES

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

NOTE 5: NEW ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, " Accounting for Derivative Instruments and Hedging Activities," which is effective for all quarters of all fiscal years beginning June 15, 2000. The Company is currently assessing the impact of this standard.

    In June 1999, the FASB issued FASB Interpretation No. 43 ("FIN 43"), "Real Estate Sales: An interpretation of FASB Statement No. 66," which is effective for all transactions entered into after June 30, 1999. Under FIN 43, sales, capital leases and indefeasible rights of use ("IRUs") of dark fiber, conduit and capacity related to fiber optic cable systems may be required to be accounted for under FASB No. 66 based upon the terms of the transaction and components of asset involved. The Company believes that its sales, capital leases and IRUs of dark fiber, conduit and fiber optic cable systems, to the extent title is transferred, will continue to meet the criteria for sales type lease accounting. FIN 43 does not have any effect on the Company's cash flows, however; in the event that title does not transfer, the effect on the Company's results of operations can be material.

NOTE 6: SEGMENT REPORTING

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

    The Company evaluates the performance of each segment based on revenues from third parties and gross margin, which are separately disclosed on the condensed consolidated statement of operations for each segment. The reportable total assets for

Telecommunications services and Network Technologies services are approximately $903.3 million and $41.4 million, respectively at September 30, 1999. Network Technologies services assets primarily consist of accounts receivable and property, plant and equipment that are specifically identifiable with Network Technologies.

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

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in total revenues of $19.7 million, or 43%, to $65.1 million for the three months ended September 30, 1999, compared with revenues of $45.5 million for the three months ended September 30, 1998, as discussed below. For the nine months ended September 30, 1999, total revenues increased $77.8 million, or 72%, to $186.5 million from $108.7 million for the same period of 1998, as discussed below.

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

    Included in Telecommunications services revenues is reciprocal compensation of approximately $13.6 million and $4.8 million, for the three months ended September 30, 1999 and 1998, respectively, and approximately $32.4 million and $11.4 million for the nine months ended September 30, 1999 and 1998, respectively. Reciprocal compensation relates to the transport and termination of local traffic, primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid and have disputed the majority of these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. As of September 30, 1999, the Company has received approximately $9.8 million for reciprocal compensation. The resolution of these disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. The FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature" but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation in those states, although those ruling have been appealed by the ILEC. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect these amounts. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company, and, the timing of receipts cannot be predicted at this time, the Company believes that these amounts are ultimately collectible.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services revenues increased $8.2 million, or 72%, to $19.7 million for the three months ended September 30, 1999, compared with revenues of $11.5 million for the three months ended September 30, 1998. For the nine month periods ended September 30, 1999 and 1998, Network Technologies services revenues increased $36.7 million, or 188%, to $56.3 million from $19.6 million, respectively. The increase in revenues is attributable to the continued growth in the size and number of construction contracts in this expanded operation. The Network Technologies services segment offers construction services, including the sale of IRUs on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. Also, included in Network Technologies revenues are revenues for construction contracts and grants of IRUs on portions of e.spire's networks to IXCs and other customers. The Company recognized approximately $2.5 million and $14.4 million for the three and nine months ended September 30, 1999, respectively, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire's networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the three and nine months ended September 30, 1999, are revenues of approximately $10.7 million and $30.0 million, respectively, derived from contracts with three major customers. The Company expects to see continued increases in revenues from Network Technologies due to future growth and expansion in this line of business. The Company's revenue recognition policies for Network Technologies services could be adversely effected by FIN 43 in the event that title does not transfer. See Note 5 of the Notes to Unaudited Condensed Consolidated Interim Financial Statements.

COST OF SALES

    For the quarter ended September 30, 1999, compared with the quarter ended September 30, 1998, total cost of sales increased $12.1 million, or 42%, to $41.3 million from $29.2 million for the three months ended September 30, 1998, as discussed below. Cost of sales increased $45.0 million, or 62%, to $117.8 million for the nine months ended September 30, 1999 from $72.8 million for the same period of 1998, as discussed below.

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

NETWORK TECHNOLOGIES SERVICES

    Cost of sales for Network Technologies services increased $6.5 million, to approximately $10.2 million for the quarter ended September 30, 1999, compared with $3.7 million for the same period of 1998. For the nine months ended September 30, 1999, cost of sales increased $24.9 million to $30.1 million from $5.2 million for the same period of 1998. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services. Increases in the costs are attributable to the increased growth in this expanded line of business. The Company expects this growth to continue into the future as the Network Technologies segment continues to expand.

GROSS MARGIN

    For the quarter ended September 30, 1999, total gross margin increased 70 basis points to 36.5 percent from 35.8 percent for the quarter ended September 30, 1998, as discussed below. Gross margin increased 380 basis points to 36.8 percent for the nine months ended September 30, 1999, from 33.0 percent for the same period of 1998, as discussed below.

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

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services gross margin decreased 1,960 basis points to
48.3 percent for the three months ended September 30, 1999 from 67.9 percent for the three months ended September 30, 1998. For the nine months ended September 30, 1999, Network Technologies services gross margin decreased 2,710 basis points to 46.6 percent from 73.7 percent for the nine months ended September 30, 1998. The decrease was due to the broader mix of projects that Network Technologies services has performed as the operations continue to grow. The Company expects 1999 margins to be more consistent with future performance.

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

EBITDA

    Earnings before interest, taxes, depreciation and amortization ("EBITDA") decreased by $9.4 million, or 75%, to a loss of $21.8 million for the quarter ended September 30, 1999, from a loss of $12.4 million for the same period of 1998. EBITDA decreased $16.2 million, or 47% to $50.5 million for the nine months ended September 30, 1999 from $34.3 million for the same period of 1998. The decrease was due to the increases in cost of sales and SG&A expenses which offset the increases in revenues as discussed above. Also, the Company's EBITDA during the third quarter of 1999 was adversely affected by increased revenue reserves for customer churn, related in part to the Company's previously announced elimination of its local switched resale business.

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

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    As a result of the previously discussed increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $33.2 million, or 86%, to $72.0 million for the quarter ended September 30, 1999, from a loss of $38.8 million for the quarter ended September 30, 1998. Net loss increased $85.2 million, or 83% to $188.6 million for the nine months ended September 30, 1999 from $103.3 million for the same period of 1998. Furthermore, net loss applicable to common stockholders increased $34.5 million, or 72%, to $82.3 million for the quarter ended September 30, 1999, from a loss of $47.8 million for the same period of 1998. For the nine months ended September 30, 1999, net loss applicable to common stockholders increased $89.2 million, or 69%, to $218.6 million from $129.4 million for the same period of 1998. These increases to net loss applicable to common stockholders are attributable to the changes mentioned above, as well as an increase in preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock.

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

    On March 31, 1998, the Company restructured certain leases resulting in a change from operating to capital lease treatment. This transaction resulted in capital lease obligations totaling $39.2 million, being included in liabilities as of September 30, 1999.

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

(a)  Exhibits

                     EXHIBIT
                     NUMBER                                DESCRIPTION
                     -------             ----------------------------------------------
                       11                Statement re computation of per share earnings
                       27                Financial Data Schedule

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

                                           e.spire Communications, Inc.
                                           ----------------------------
                                           (Registrant)

                                        /s/ George F. Schmitt
                                        ----------------------
                                        George F. Schmitt,
                                        Chairman and Interim Chief Executive
May 11, 2000                            Officer

                                        /s/ Bradley E. Sparks
                                        ---------------------
                                        Bradley E. Sparks
May 11, 2000                            Interim Chief Financial Officer

                                INDEX OF EXHIBITS

EXHIBIT
NO.           DESCRIPTION                                                    PAGE NO.
---           -----------                                                    --------

11            Statement re: computation of per-share earnings (loss)            E-1
27            Financial Data Schedules                                          E-2