Form 10-Q
period 2000-03-31
E SPIRE COMMUNICATIONS INC
filed 2000-05-15
CIK 932140

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q




       [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000
      [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
             EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM __________ TO __________


                         COMMISSION FILE NUMBER 0-25314

                          e.spire COMMUNICATIONS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                  52-1947746
             (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)
                 12975 WORLDGATE DRIVE                      20170
                   HERNDON, VIRGINIA                        (ZIP CODE)
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)




                                  703.639.6000
                 (ISSUER'S TELEPHONE NUMBER INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

                 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $0.01 PAR VALUE
                               TITLE OF SECURITIES

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
    The number of shares at e.spire Common Stock, Par Value $0.01 outstanding on May 5, 2000 was 52,204,724.
==============================================================================
                          e.spire COMMUNICATIONS, INC.

                                  FORM 10 -- Q

                                      INDEX


                               PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Condensed Consolidated Balance Sheets -- March 31, 2000 (unaudited)
           and December 31, 1999                                                    1
           Unaudited Condensed Consolidated Statements of Operations -- Three
           Months Ended March 31, 2000 and 1999                                     2
           Unaudited Condensed Consolidated Statements of Cash Flows -- Three
           Months Ended March 31, 2000 and 1999                                     3
           Notes to Unaudited Condensed Consolidated Interim Financial Statements   4
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                    7
Item 3.    Quantitative and Qualitative Disclosures about Market Risk              16

                                 PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                       17
Item 6.    Exhibits and reports on Form 8-K                                        17
Signatures.......................................................................  18
Index of Exhibits................................................................  19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS


                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            March 31,      December 31,
                                                                              2000             1999
                                                                          --------------  ----------------
                                                                           (unaudited)

                                                 ASSETS
Current Assets:
    Cash and cash equivalents                                                $  118,964         $  62,525
    Restricted cash and investments                                               2,900            18,754
    Trade accounts receivable, net of allowance for doubtful accounts of $31,216 and $28,707 at March 31, 2000 and December 31,
           1999, respectively                                                   102,312            97,238
    Unbilled revenue                                                              4,065            14,032
    Other current assets                                                          6,635             9,435
                                                                          --------------  ----------------
        Total current assets                                                    234,876           201,984
                                                                          --------------  ----------------


Inventory, Networks, equipment and furniture, gross                             874,986           848,698
    Less: accumulated depreciation and amortization                           (189,666)         (166,224)
                                                                          --------------  ----------------
                                                                                685,320           682,474
Deferred financing fees, net of accumulated amortization of $14,788 and $13,246 at March 31, 2000 and December 31, 1999,
    respectively                                                                 43,235            44,660
Intangible assets, net of accumulated amortization of
    $12,687  and $11,203 at March 31, 2000 and December 31, 1999,
    respectively                                                                  5,968             7,452
Other assets                                                                      6,832             4,672
                                                                          --------------  ----------------
        Total assets                                                         $  976,231         $ 941,242
                                                                          ==============  ================

            LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable                                                         $   46,365         $  46,106
    Accrued employee costs                                                        6,716             5,262
    Other accrued liabilities                                                    14,631            15,995
    Notes payable - current portion                                             164,000           164,000
    Obligations under capital leases - current portion                           11,197             9,932
    Accrued interest                                                              9,148            14,344
                                                                          --------------  ----------------
        Total current liabilities                                               252,057           255,639
                                                                          --------------  ----------------
Long Term Liabilities:
    Notes payable, less current portion                                         765,175           749,406
    Obligations under capital leases, less current portion                       43,393            46,786
    Other long-term liabilities                                                  13,022             9,010
                                                                          --------------  ----------------
        Total liabilities                                                     1,073,647         1,060,841
                                                                          --------------  ----------------

Redeemable stock

    14 3/4% Redeemable Preferred Stock due 2008                                  91,612            87,051
    12 3/4% Junior Redeemable Preferred Stock due 2009                          200,925           194,545
                                                                          --------------  ----------------
        Total redeemable stock                                                  292,537           281,596

Stockholders' deficit:
    Preferred Stock                                                                  81                 0
    Common Stock, $0.01 par value, 125,000,000 shares authorized,
       51,990,718 and 51,149,825 shares, respectively, issued and
       outstanding                                                                  520               511
    Additional paid-in capital                                                  329,806           236,577
    Accumulated deficit                                                       (720,360)         (638,283)
                                                                          --------------  ----------------
Total stockholders' deficit                                                   (389,953)         (401,195)
                                                                          --------------  ----------------

Total liabilities, redeemable stock and stockholders' deficit                $  976,231         $ 941,242
                                                                          ==============  ================


See accompanying notes to unaudited condensed consolidated financial statements.


                                                        e.spire COMMUNICATIONS, INC.
                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                             For the three months ended March 31,
                                                            ---------------------------------------
                                                                  2000                  1999
                                                            -----------------     -----------------
                                                                         (unaudited)
Revenues:


       Telecommunications services                                $   61,531           $    40,033

       Network technologies services                                   4,246                18,040
                                                            -----------------     -----------------
Total revenues                                                        65,777                58,073

Cost of sales:

       Telecommunications services, excluding noncash stock
            compensation  of  $ 0  and $520, respectively             39,685                28,134
       Network technologies services, excluding
          noncash stock compensation  of  $136 and $185,
          respectively                                                 3,517                 9,103
                                                            -----------------     -----------------
Total cost of sales                                                   43,202                37,237

Gross profit:

       Telecommunications services                                    21,846                11,899
       Network technologies services                                     729                 8,937
                                                            -----------------     -----------------
Total gross profit                                                    22,575                20,836

Operating Expenses

       Selling, general and administrative, excluding
         noncash stock compensation  of  $1,447 and $2,344,
         respectively                                                 46,545                36,222
       Noncash stock compensation expense                              1,583                 3,049
       Depreciation and amortization                                  28,173                20,175
                                                            -----------------     -----------------
Total Operating Expenses                                              76,301                59,446

Loss from Operations                                                (53,726)              (38,610)

Nonoperating income/expenses

       Interest and other income                                     (1,395)               (4,267)
       Interest and other expense                                     29,746                22,845
                                                            -----------------     -----------------

Net loss                                                            (82,077)              (57,188)

Preferred stock dividends, accretion and beneficial
  conversion                                                         36,010                 9,697
                                                            -----------------     -----------------


Net loss applicable to common stockholders                        $(118,087)           $  (66,885)
                                                            =================     =================



Basic and diluted net loss per common share                       $   (2.29)           $    (1.37)
                                                            =================     =================

Weighted average number of common
  shares outstanding                                              51,471,837            48,687,218
                                                            =================     =================


See accompanying notes to unaudited condensed consolidated financial statements.


                          e.spire COMMUNICATIONS, INC.

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ IN THOUSANDS)

                                   (UNAUDITED)

                                                                                           For the three months ended March 31,

                                                                                               2000                    1999
                                                                                        -------------------     --------------------
Cash flows from operating activities

Net Loss                                                                                     $    (82,077)            $    (57,188)

Adjustments to reconcile net loss to net cash used in operating activities

       Depreciation and amortization                                                                28,173                   20,175

       Interest deferral and accretion                                                              15,769                   14,046

       Amortization of deferred financing fees                                                       1,542                    1,251

       Noncash stock compensation                                                                    1,583                    3,049

       Non-monetary revenue                                                                              -                  (5,621)

       Changes in operating assets and liabilities:

             Trade accounts receivable                                                               4,893                 (15,330)

             Other current assets                                                                    (438)                    1,903

             Other assets                                                                          (2,160)                     (94)

             Accounts payable                                                                          259                 (27,037)

             Other liabilities                                                                     (1,436)                  (6,437)
                                                                                        -------------------     --------------------
Net cash used in operating activities                                                             (33,892)                 (71,283)

Cash flows from investing activities

       Release of restricted cash and investments related to network activities                       729                         -

       Payments for networks, equipment and furniture                                             (26,288)                 (54,983)
                                                                                        -------------------     --------------------
Net cash used in investing activities                                                             (25,559)                 (54,983)

Cash flows from financing activities

       Issuance of Preferred Stock                                                                 100,665                        -

       Cost associated with Preferred Stock issuance                                               (1,377)                        -

       Shares issued under the Employee Stock Purchase Plan                                            427                        -

       Payment of dividends for preferred stock                                                       (29)                     (17)

       Payment of notes payable                                                                          -                    (437)

       Payment of lease obligation                                                                 (2,128)                  (1,200)

       Payment of deferred financing fees                                                            (117)                    (370)

       Release of restricted cash and investments related to financing activities                   15,125                   14,703

       Exercise of warrants, options and other                                                       3,324                    1,105
                                                                                        -------------------     --------------------
Net cash provided by financing activities                                                          115,890                   13,784


Net (decrease) increase in cash & cash equivalents                                                  56,439                (112,482)

Cash and cash equivalents - beginning of period                                                     62,525                  328,758
                                                                                        ===================     ====================
Cash and cash equivalents - end of period                                                    $     118,964            $     216,276
                                                                                        ===================     ====================

Supplemental disclosure of cash flow information:

       Interest paid                                                                         $      18,248            $      16,378

       Assets acquired under capital lease                                                   $           -            $       8,854

       Dividends declared with preferred stock                                               $      10,735            $       9,680

       Increase in intangibles                                                               $           -            $          14

       Accrual of stock bonuses                                                              $         275            $       2,100


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

    The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations for the three months ended March 31, 2000 and 1999, and the condensed consolidated statements of cash flows for the three months ended March 31, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2000, and for all periods presented, have been made. Certain amounts in the 1999 condensed consolidated statements have been reclassified to conform to the 2000 presentation. Operating results for the three months ended March 31, 2000, are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH AND INVESTMENTS

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $2,900,000 at March 31, 2000, and $3,629,000 at December 31, 1999. The face amount of all bonds and letters of credit is approximately $21,148,000 as of March 31, 2000, and $21,559,000 as of December 31, 1999.

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

a) Liquidity and Negative Cash Flow

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

   The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. During fiscal year 2000, the Company will be required to make cash interest payments on its 2007 Senior Notes and Senior Secured Credit Facility. The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities, sell additional debt securities, or sell certain Company assets, some of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition. During the quarter, the Company received commitment letters for $175 million in equity funding. The Company received approximately $100.7 million of this amount in March 2000. The remaining $75 million may be subject to shareholder approval and satisfaction of various closing conditions, including the absence of any material change or debt covenant violation. As described below, the Company received a waiver of the debt covenant violation on April 13, 2000. The Company has also entered into a stand-by commitment for an additional $50 million in equity funding, subject to certain conditions. Management believes that the Company's current cash resources, together with amounts expected to be available pursuant to the funding commitments described above, will be sufficient to fund the Company's continuing negative cash flow and required capital expenditures through 2000. If required, the Company also believes that it could raise additional funds from the sale of certain assets which are not essential to the Company's operations.

    The Senior Secured Credit Facilities contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with the financial covenants as of December 31, 1999 and March 31, 2000, resulting in a default under the Credit Facilities which allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (the Notes). In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations. On April 13, 2000, the Company obtained a waiver of the event of non-compliance as of December 31, 1999 and the lenders agreed to a standstill on an actions related to such non-compliance until June 15, 2000. The Company is currently in discussion with its lenders and believes that it will be successful in amending its financial covenants on a going forward basis to amounts that the Company believes will allow for compliance. However, there can be no assurance that the Company will be successful in amending its covenants, that the Company will be in compliance with its debt covenants throughout the remainder of 2000 or that the Credit Facilities will not be accelerated, causing an acceleration of other obligations. The Company has classified its obligation under the Credit Facilities as a current liability as a result of the debt covenant violation. The Senior Notes cannot be accelerated unless payment of amounts due under the Credit Facilities is accelerated and therefore, remain classified as long-term obligations as of March 31, 2000. In the event that the Company is unsuccessful in negotiating amendments to the financial covenants, the Company believes that it will have access to sufficient financial resources to ensure that the Notes will not be accelerated.

b) Reciprocal Compensation

   The Company has recorded net revenue of approximately $15.6 million and $8.2 million for the three months ended March 31, 2000 and 1999, respectively, for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers ("ISPs"), from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. The ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), commercial arbitrators, or through negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic.

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

   Since the issuance of the FCC's decision on February 25, 1999, at least 19 state public utility commissions, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements.

   On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The court found that the FCC did not provide an adequate basis for its February 1999 decision that the reciprocal compensation provisions of the Telecommunications Act and the FCC rules did not apply to ISP traffic. The Company does not believe that the Circuit Court's decision will adversely affect the state decisions noted above with respect to reciprocal compensation. The decision does, however, create some uncertainty, and there can be no assurance that future FCC or state rulings will be favorable to the Company. The Company has participated in a number of regulatory proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. These proceedings include complaint proceedings brought by the Company against individual ILECs for failure to pay reciprocal compensation under the terms of a current interconnection agreement; generic state commission proceedings concerning the obligations of ILECs to pay reciprocal compensation to CLECs; and arbitration proceedings before state commissions addressing the payment of reciprocal compensation on a prospective basis under new interconnection agreements.

   In January 2000, a commercial arbitrator awarded e.spire damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process to obtain a further award through at least March 31, 2000. In February 2000, a commercial arbitrator granted e.spire the right to recover $14.2 million from BellSouth, representing reciprocal compensation, including accrued interest, through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. e.spire has subsequently collected these amounts. e.spire also received favorable decisions from the PUCs in Georgia and Florida. BellSouth appealed both decisions, but e.spire settled the appeals on favorable terms. e.spire also recently settled a similar collection complaint in Kentucky. e.spire has also collected these Georgia, Florida and Kentucky settlement amounts.

   Accordingly, the Company through its commercial arbitration award and these recent settlements has collected all reciprocal compensation billed to BellSouth through December 31, 1999, totaling approximately $25 million. e.spire and BellSouth have also agreed to prospective reciprocal compensation rates, eliminating litigation over the ISP issue and setting rates through December 31, 2002. Such rates are less than historical rates and decrease annually through 2002.

   The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $40.5 million at March 31, 2000, net of allowances of approximately $11.7 million. The allowances are determined based on a state-by-state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, and that future reciprocal compensation will be realized, although the timing of receipts cannot be predicted at this time.

   Certain of the Company's interconnection agreements with the ILECs have expired or will soon expire. The Company believes that there is substantial risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, will be significantly lower than current rates.

c) Lawsuits

     Three identical lawsuits have been filed against e.spire and Anthony J. Pompliano, David L .Piazza and Douglas R. Hudson (former officers of e.spire) by Mitchell Kranes et al, Randy Pludo et al and Chaim Klein et al on April 20, 2000, April 21, 2000 and April 28, 2000 respectively in the United States District Court for the District of Maryland alleging violation of certain federal securities laws in connection with financial reporting and disclosure during the period of August 12, 1999 through March 30, 2000. The plaintiffs in each complaint assert that the intent of these allegedly false statements was to artificially inflate the stock price so that: insiders could profit; e.spire could continue its acquisition spree; and e.spire would continue in compliance with its debt covenants. The lawsuits purport to be class actions on behalf of those who purchased stock between August 12, 1999 and March 30, 2000. The U.S. District Court for the District of Maryland will consolidate the lawsuits and select lead plaintiff's counsel approximately sixty (60) days after the first complaint was filed. e.spire believes these claims to be without merit and intends to vigorously defend itself. The plaintiffs are seeking an unasserted amount of damages.

d) Other

     On May 9, 2000, one of the Network Technology's customers announced that it was experiencing liquidity problems and may need to seek protection under the applicable bankruptcy laws. As of March 31, 2000, the Company has receivables from this customer totaling approximately $2.1 million. The Company believes that it has several methods of recovery for this amount, including reclaiming the asset sold to the customer. Based on an analysis of currently available information, the Company believes that it has adequately reserved for its exposure to loss related to this receivable. However, as more information becomes available regarding the customers' financial condition, the Company will continue to evaluate this receivable for collectibility.

NOTE 3: FINANCING ACTIVITIES

     To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

    e.spire signed commitment letters with Greenwich Street Capital Partners II, L.P., and The Huff Alternative Income Fund , L.P. for a total of $125 million in equity funding. In addition, e.spire signed a commitment letter with Honeywell International Inc. Master Retirement Trust, in cooperation with Allied Capital Management, L.L.C., a subsidiary of Honeywell International, Inc. for $50 million in equity funding. Pursuant to the commitment letters, e.spire will issue 175,000 shares of Series A Convertible Preferred Stock (liquidation preference $1,000 per share) and 175,000 warrants to purchase Common Stock that will entitle the holders to purchase, in the aggregate, a total of up to 7.72 million shares of Common Stock. On March 3, 2000, e.spire completed a private offering of the first tranche of these securities and received $100.7 million. In connection with the private offering, e.spire issued 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants to purchase Common Stock. The issuance of the remaining shares of Series A Convertible Preferred Stock may be subject to shareholder approval and satisfaction of various closing conditions, including the absence of any material adverse change. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. Dividends on the Series A Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a per annum rate of 7% of $1,000 (the "stated value"), plus 7.0% of the accrued but unpaid dividends thereon, subject to an adjustment in the dividend rate to 15% upon the occurrence of certain events and to 20 percent upon a change of control. Dividends on the convertible preferred stock are cumulative and shall accrue whether or not the company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by the Company. Dividends on the convertible preferred stock are payable only when and if declared by the Company; provided that all accrued but unpaid dividends on any share of convertible preferred stock must be paid by the Company upon the conversion of such share of convertible preferred stock. The convertible preferred stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. All dividends will be paid by the Company in shares of its Common Stock equal to accrued dividends divided by a rate equal to the effective conversion price described above or, if no shareholder approval has been obtained, the closing price of the common stock on March 6, 2000. In connection with the issuance of the convertible preferred stock, the Company has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of the Company's 12 3/4% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% Redeemable Preferred stock. The Company has also entered into a stand-by commitment for an additional $50 million in equity financing, subject to certain conditions.

     The convertible Preferred Stock was issued at a conversion price that was less than market price at the time of the funding commitment. Thus, under Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the Company recognized a beneficial conversion charge of $24.6 million in the first quarter. The full amount of the charge was recognized in the first quarter because the Preferred Stock is immediately convertible into Common Stock.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements. This SAB expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. Companies can apply the accounting and disclosure requirements of this SAB retrospectively, or may report a change in accounting principle no later than the first fiscal quarter of the fiscal year beginning after December 15, 1999. The application of this SAB did not have a material impact on the Company's financial statements.

NOTE 5: SEGMENT REPORTING

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

     The Company evaluates the performance of each segment based on revenues from third parties and gross margin, which are separately disclosed on the condensed consolidated statement of operations for Telecommunications services and Network Technologies. CyberGate revenue, which is included in Telecommunications services in the Statement of Operations, for the three months ended March 31, 2000 and 1999 was $7.3 million and $5.8 million, respectively. CyberGate gross margin for the three months ended March 31, 2000 and 1999 was $3.7 million and $3.0 million, respectively. The reportable total assets for Telecommunications services, CyberGate and Network Technologies services are approximately $875.6 million, $18.5 million and $82.1 million, respectively, at March 31, 2000. Network Technologies services assets primarily consist of accounts receivable and property, plant and equipment that are specifically identifiable with Network Technologies.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as plans, expects, will, will likely result, are expected to, will continue, is anticipated, estimate, project, believes, anticipates, intends, may, should, continue, seek, could and other similar expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, risks associated with acquisitions and the integration thereof, the impact of restriction under the Company's financial instruments, dependence on availability of transmission facilities, regulation risks including the impact of the Telecommunications Act of 1996, contingent liabilities, the impact of competitive services and pricing, the ability of the Company to successfully implement its strategies, as well as the other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1999. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 38 markets throughout the United States where it has state-of-the-art local fiber optic networks. The Company's wholly-owned subsidiary, CyberGate, an ISP, delivers high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computer and the use of a modem. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of March 31, 2000, was comprised of 3,852 route miles of fiber in its 38 local networks in 21 states, state of the art equipment including 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network.

    With the passage of the federal Telecommunications Act of 1996 ("Telecom Act, FTA or the Act"), the Company enhanced the scope of its product offerings from dedicated services to a full range of switched voice, data and Internet services in order to meet the needs of business end-users, and is expanding its sales, marketing, customer care and operations support systems ("OSS") capabilities. The Company introduced local switched voice services, including local exchange services, in late 1996 and long distance services in late 1997. In late 1998, e.spire announced that it would begin to eliminate its resale business. As of March 31, 2000, e.spire had installed 181,436 customer access lines of which approximately 95% were on-switch. This represents a significant increase over the 135,134 access lines installed as of March 31, 1999 of which approximately 59% were on-switch.

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

     The company formed ACSI Network Technologies, Inc.("ACSI NT") to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in total revenues of $7.7 million, or 13%, to $65.8 million for the three months ended March 31, 2000, compared with revenues of $58.1 million for the three months ended March 31, 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

    The Company reported an increase in Telecommunications services revenues of $21.5 million, or 54%, to $61.5 million for the quarter ended March 31, 2000, compared with revenues of $40.0 million for the quarter ended March 31, 1999. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data/Internet products. The increase in revenues was attributable to the Company's greater presence and expansion in its markets. The increase was principally due to increased reciprocal compensation revenue as discussed below and increases in the Company's other service offerings such as special access, on-net switched and data services. Also, these increases in revenues were partially offset by a decrease in resale revenue due to the Company's elimination of its switched resale portfolio.

    The Company also increased the number of route miles, fiber miles, co-locations, buildings connected, voice switches and data POPs. Between March 31, 2000 and March 31, 1999, the Company increased route miles by 2,071 miles, or 116% and increased fiber miles by 28,356 or 18%. Of the 2,071 route miles added over the 12 month period, 1,670 route miles are long haul connections between selected local metropolitan fiber networks of the Company, with an associated 7,000 fiber miles. Co-locations increased by 17, or 18%, and buildings connected increased by 924, or 29%. Voice switches deployed increased to 28 as of March 31, 2000, from 25 as of March 31, 1999. In addition, the growth is attributable to the Company's leased coast-to-coast broadband network infrastructure by which it delivers both ATM and frame relay products via its 388 data POPs, which are a combination of both e.spire's infrastructure and various network-to-network interconnection arrangements. The number of data POPs has increased to 388 as of March 31, 2000, from 66 as of March 31, 1999. Net access lines installed increased by 46,302, or 34%, to 181,436 at March 31, 2000, from 135,134 at March 31, 1999. At March 31, 2000, approximately 95% of total installed lines were "on-switch" versus approximately 59% as of March 31, 1999.

    Included in Telecommunications services revenues is reciprocal compensation of approximately $15.6 million for the three months ended March 31, 2000 and approximately $8.2 million for the three months ended March 31, 1999. Reciprocal compensation relates to the transport and termination of local traffic, primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. As of March 31, 2000, the Company has received approximately $30.4 million for reciprocal compensation. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. In February 1999, the FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature." The FCC also found that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's decision on the grounds that the FCC did not provide an adequate basis for its decision that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic, and remanded further consideration. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation from BellSouth in those states, BellSouth appealed this decision, but e.spire settled the appeal on favorable terms. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect outstanding amounts from multiple ILECs. Accordingly the Company, through its commercial arbitration awards and these recent settlements has collected all reciprocal compensation billed to BellSouth through December 31, 1999, totaling approximately $25 million. e.spire and BellSouth have also agreed to prospective reciprocal compensation rates, eliminating litigation over the ISP issue and setting new rates through December 31, 2002. Such rates are less than historical rates and decrease annually through 2002. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company and the timing of receipts cannot be predicted at this time, the Company believes that its receivables for reciprocal compensation of $40.5 million at March 31, 2000, net of allowance, are ultimately collectible.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services revenues decreased $13.8 million, or 77%, to $4.2 million for the three months ended March 31, 2000, compared with revenues of $18.0 million for the three months ended March 31, 1999. The decrease in revenues is attributable the decrease in the size and number of contracts, as well as the impact of adopting FIN 43 in the third quarter of 1999. The Network Technologies segment offers construction services, including the sale of Indefeasible Rights of Use ("IRUs") on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. Also, included in Network Technologies revenues are revenues for construction contracts and grants of IRUs on portions of e.spire's networks to IXCs and other customers. The Company recognized approximately $5.6 million for the three months ended March 31, 1999, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire's networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the three months ended March 31, 2000 and 1999 revenues was approximately $2.9 million and $9.1 million, respectively, derived from contracts with three and two major customers, respectively. As previously disclosed, under FIN 43, the Company is required to recognize revenue for certain contracts for the provision of dark fiber entered in subsequent to June 30, 1999 as operating leases over the term of the contract. To the extent that contracts entered into by the Company in the future do not transfer title to dark fiber and related conduit, the Company's timing of recognition of revenues will continue to be deferred.

COST OF SALES

    For the quarter ended March 31, 2000, compared with the quarter ended March 31, 1999, total cost of sales increased $6.0 million, or 16%, to $43.2 million from $37.2 million for the three months ended March 31, 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

    Cost of sales for Telecommunications services increased $11.6 million, or 41%, to $39.7 million for the quarter ended March 31, 2000, from $28.1 million for the same period of 1999. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

    Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs increased approximately $6.6 million to approximately $32.8 million for the three months ended March 31, 2000, from approximately $26.2 million for the three months ended March 31, 1999. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended March 31, 2000 and 1999, these costs increased approximately $4.9 million, or 245%, to approximately $6.9 million from $2.0 million, respectively.

NETWORK TECHNOLOGIES SERVICES

    Cost of sales for Network Technologies services decreased $5.6 million, to approximately $3.5 million for the quarter ended March 31, 2000, compared with $9.1 million for the same period of 1999. The decrease was due to the decrease in the size and number of contracts and the mix of revenue during the quarter. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services.

GROSS MARGIN

    For the quarter ended March 31, 2000, total gross margin decreased 160 basis points to 34.3% from 35.9% for the quarter ended March 31, 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

    Telecommunications services gross margin increased 580 basis points to 35.5% for the quarter ended March 31, 2000 from 29.7% for the same period of 1999. These increases were primarily due to increases in sales volume, which resulted in increases in reciprocal compensation as described above. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services gross margin decreased 3,230 basis points to 17.2% for the three months ended March 31, 2000 from 49.5% for the three months ended March 31, 1999. The decrease is principally due to change in mix of revenue. During the three months ended March 31, 1999, the Company's revenue was principally from dark fiber sales which generally carry a higher margin than the construction management contracts which comprised the majority of the revenue in 2000.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

    For the quarter ended March 31, 2000, selling, general and administrative ("SG&A") expenses increased $10.3 million, or 28%, to $46.5 million from $36.2 million for the same period of 1999, as discussed below.

    Included in SG&A expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased $3.8 million, to $18.2 million for the quarter ended March 31, 2000 from $14.4 million for the quarter ended March 31, 1999. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. These expenses increased $6.5 million, to $28.3 million for the quarter ended March 31, 2000 from $21.8 million for the quarter ended March 31, 1999.

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

NON-CASH STOCK COMPENSATION

    Non-cash stock compensation expense decreased $1.4 million, or 47%, to $1.6 million for the quarter ended March 31, 2000, from $3.0 million for the quarter ended March 31, 1999.

    Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $1.6 million and $2.1 million for the quarters ended March 31, 2000 and 1999, respectively. The Company did not incur any costs for the quarter ended March 31, 2000 in association with stock option plans, due to the Company's granting of stock options at fair market value. The related costs incurred were $0.9 million for the same period of 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased $8.0 million, or 40%, to $28.2 million for the quarter ended March 31, 2000, from $20.2 million for the quarter ended March 31, 1999. These increases were due to an increase in gross property, plant and equipment to $875.0 million at March 31, 2000, compared with capital assets of $625.8 million at March 31, 1999.

INTEREST AND OTHER INCOME

    Interest and other income decreased $2.9 million, or 67%, to $1.4 million for the quarter ended March 31, 2000, from $4.3 million for the quarter ended March 31, 1999. The decrease in interest and other income reflects a decrease in the cash and cash equivalents and restricted cash and investments balances of $125.6 million from $247.5 million at March 31, 1999 to $121.9 million at March 31, 2000. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

    Interest and other expense increased $6.9 million, or 30%, to $29.7 million for the quarter ended March 31, 2000, from $22.8 million for the quarter ended March 31, 1999. The increase was primarily due to the accrual of interest related to the interest incurred in connection with the Credit Facilities, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the interest expense associated with the Company's capital leases. Also, beginning in the fourth quarter of 2000, cash interest payments under the 2005 Notes will begin.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    As a result of the aforementioned increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $24.9 million, or 44%, to $82.1 million for the quarter ended March 31, 2000 from $57.2 million for the quarter ended March 31, 1999. Further, net loss applicable to common stockholders increased $51.2 million, or 77%, to $118.1 million for the quarter ended March 31, 2000 from $66.9 million for the same period of 1999. These increases to net loss applicable to common stockholders were attributable to the preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock and to the beneficial conversion charge related to the convertible Preferred Stock issued in the first quarter of 2000. This beneficial conversion charge was approximately $24.6 million.

    The Series A Convertible Preferred Stock was issued at a conversion price that was less than market price at the time of the funding commitment. Thus, under Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the Company recognized a beneficial conversion charge of $24.6 million in the first quarter. The full amount of the charge was recognized in the first quarter because the Preferred Stock is immediately convertible into Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services, the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through March 31, 2000, the Company has raised net proceeds of approximately $1.4 billion from debt and equity financings. The Company's cash, cash equivalents and restricted cash decreased $40.6 million for the three months ended March 31, 2000, due to capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. At March 31, 2000, the Company had approximately $121.9 million of cash, cash equivalents and restricted cash available for such purposes. In the first quarter of 2000, the Company announced that it had secured $175 million in funding commitments from Greenwich Street Capital Partners II, L.P., The Huff Alternative Income Fund, L.P. and Honeywell International Inc. Master Retirement Trust. The Company has an additional $36 million available under the Credit Facilities, contingent upon the Company obtaining an amendment to the financial covenants under the Credit Facilities as discussed below. The Company has also entered into stand-by commitment for an additional $50 million in equity financing, subject to certain conditions. The Company continues to consider potential arrangements that may fit the Company's strategic plan. Any arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require that the Company obtain the consent of its debt holders.

    e.spire signed commitment letters with Greenwich Street Capital Partners II, L.P., and The Huff Alternative Income Fund , L.P. for a total of $125 million in equity funding. In addition, e.spire signed a commitment letter with Honeywell International Inc. Master Retirement Trust, in cooperation with Allied Capital Management, L.L.C., a subsidiary of Honeywell International, Inc. for $50 million in equity funding. Pursuant to the commitment letters, e.spire will issue 175,000 shares of Series A Convertible Preferred Stock (liquidation preference $1,000 per share) and 175,000 warrants that will entitle the holders to purchase, in the aggregate, a total of up to 7.72 million shares of Common Stock. On March 3, 2000, e.spire completed a private offering of the first tranche of these securities and received $100.7 million. In connection with the private offering, e.spire issued 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants. The issuance of the remaining shares of Series A Convertible Preferred Stock may be subject to shareholder approval and satisfaction of various closing conditions, including the absence of any material adverse change. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. Dividends on the Series A Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a per annum rate of 7% of $1,000 (the "stated value"), plus 7.0% of the accrued but unpaid dividends thereon, subject to an adjustment in the dividend rate to 15% upon the occurrence of certain events and to 20% upon a change of control.
Dividends on the convertible preferred stock are cumulative and shall accrue whether or not the company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by the Company. Dividends on the convertible preferred stock are payable only when and if declared by the Company; provided that all accrued but unpaid dividends on any share of convertible preferred stock must be paid by the Company upon the conversion of such share of convertible preferred stock. The convertible preferred stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. All dividends will be paid by the Company in shares of its Common Stock equal to accrued dividends divided by a rate equal to the effective conversion price described above or, if no shareholder approval has been obtained, the closing price of the common stock on March 6, 2000. In connection with the issuance of the convertible preferred stock, the Company has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of the Company's 12 3/4% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% preferred stock.

    In December 1999, e.spire obtained an additional commitment of $50 million in capital lease financing from GATX Capital Corporation, a diversified financial services company, and its telecommunications investing affiliate, GATX Telecom Investors II-A, L.L.C. (collectively "GATX"). The proceeds will be used primarily to finance voice switches, including remote modules and associated software, as well as other related telecommunications networking equipment. As of December 31, 1999, e.spire had drawn approximately $16 million under these capital leases. The Company's ability to draw the balance of approximately $34 million is subject to GATX's discretion in light of the Company's EBITDA loss.

    On August 12, 1999, the Company entered into the Credit Facilities which consists of a $35 million revolver, a $55 million multiple draw term loan, each with a 6.5 year maturity, and a $110 million term loan with a 7 year maturity. Of the Credit Facilities, a total of $164 million was immediately available to the Company and was outstanding as of March 31, 2000. The remaining $36 million is available to the Company contingent upon the Company obtaining an amendment to the financial covenants under the Credit Facilities. Also, the Credit Facilities contain an Incremental Facility of up to an additional $100 million, although no lender is obligated to participate in the Incremental Facility. In conjunction with the Credit Facilities, the Company retired a $35 million credit facility with Newcourt Commercial Finance Corporation on August 12, 1999.

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

    The Credit Facilities contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with the financial covenants as of December 31, 1999 and March 31, 2000, resulting in a default under the Credit Facilities which allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (collectively the "Notes"). In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations. On April 13, 2000, the Company obtained a waiver of the event of non-compliance as of December 31, 1999 and the lenders agreed to a stand still on any actions related to such non-compliance until June 15, 2000. The Company is currently in discussion with its lenders and believes that it will be successful in amending its financial covenants on a going forward basis to amounts that the Company believes will allow for compliance. However, there can be no assurance that the Company will be successful in amending its covenants, that the Company will be in compliance with its debt covenants throughout 2000 or that the Credit Facilities will not be accelerated, causing an acceleration of other obligations. The Company has classified its obligation under the Credit Facilities as a current liability as a result of the debt covenant violation. The Notes cannot be accelerated unless payment of amounts due under the Credit Facilities is accelerated and therefore, remain classified as long-term obligations at March 31, 2000. In the event that the Company is unsuccessful in negotiating amendments to the financial covenants, the Company believes that it will have access to sufficient financial resources to ensure that the Notes will not be accelerated.

   The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. During fiscal year 2000, the Company will be required to make cash interest payments on its 2007 Senior Notes and Senior Secured Credit Facility. The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities, sell additional debt securities, or sell certain Company assets, some of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Three identical lawsuits have been filed against e.spire and Anthony J. Pompliano, David L .Piazza and Douglas R. Hudson (former officers of e.spire) by Mitchell Kranes et al, Randy Pludo et al and Chaim Klein et al on April 20, 2000, April 21, 2000 and April 28, 2000, respectively, in the United States District Court for the District of Maryland alleging violation of certain federal securities laws in connection with financial reporting and disclosure during the period of August 12, 1999 through March 30, 2000. The plaintiffs in each complaint assert that the intent of these allegedly false statements was to artificially inflate the stock price so that: insiders could profit; e.spire could continue its acquisition spree; and e.spire would continue in compliance with its debt covenants. The lawsuits purport to be class actions on behalf of those who purchased stock between August 12, 1999 and March 30, 2000. The United States District Court for the District of Maryland will consolidate the lawsuits and select lead plaintiff's counsel approximately sixty (60) days after the first complaint was filed. e.spire believes these claims to be without merit and intends to vigorously defend itself. The plaintiffs are seeking an unasserted amount of damages.

In addition, the Company and its subsidiaries are currently parties to other routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies

ITEM 2 - CHANGES IN SECURITIES

On March 14, 2000, e.spire issued to Harold VanArnem, 46,444 shares of common stock pursuant to a Confidential Settlement and Release Agreement dated as of March 10, 2000. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

             EXHIBIT
             NUMBER                                     DESCRIPTION
            --------            ----------------------------------------------
                27              Financial Data Schedule
                99              Supplemental Financial Information



 (b)     Reports on Form 8-K

On February 1, 2000, e.spire filed a Form 8-K disclosing:

On January 25, 2000, e.spire Communications, Inc. issued a press release announcing that William R. Huff was named as the Chairman of its Board of Directors. e.spire also announced that Anthony J. Pompliano retired as Chairman and Chief Executive Officer, effective January 21, 2000.

On January 28, 2000, e.spire issued a press release announcing that Randall Muench was appointed as Executive Vice President of Sales and Marketing. e.spire announced that Michael Miller was appointed as President of ACSI Network Technologies, Inc. a subsidiary of e.spire. Mssrs. Muench and Miller replaced Richard Putt and Douglas R. Hudson respectively.

On February 14, 2000, e.spire filed a Form 8-K disclosing:
On February 3, 2000, e.spire Communications, Inc. issued a press release announcing that it has signed commitment letters with Greenwich Street Capital Partners II, L.P. (GSC Partners) and The Huff Alternative Income Fund, L.P. for a total of $125 million in new equity funding. e.spire will issue 125,000 shares of convertible preferred stock and 5.5 million warrants.

On April 5, 2000, e.spire filed a Form 8-K disclosing:

On March 30, 2000, e.spire issued a press release announcing that its Board of Directors has elected George F. Schmitt as Chairman. Mr. Schmitt succeeds William R. Huff, who has been named Vice Chairman. In addition, the Board approved Mr. Schmitt's appointment of Christopher J. Resavy as Chief Operating Officer. e.spire Communications, Inc. issued a second press release announcing its preliminary 4th quarter and full year financial results.

On March 28, 2000, e.spire Communications, Inc. issued a press release announcing that Dennis J. Kern resigned as its Chief Operating Officer, effective March 24, 2000.

On March 14, 2000, Riley M. Murphy, Executive Vice President of Legal and Regulatory Affairs, General Counsel and Secretary, resigned from e.spire. Juliette Pryor, e.spire's former Vice President and Associate General Counsel, assumed Ms. Murphy's primary legal responsibilities as e.spire's General Counsel, Senior Vice President and Secretary. Jim Falvey, e.spire's former Vice President of Regulatory Affairs, now oversees all regulatory proceedings and initiatives as e.spire's Senior Vice President of Regulatory Affairs.

On April 11, 2000, e.spire filed a Form 8-K disclosing:
On April 10, 2000, e.spire Communications, Inc. announced that its Chief Financial Officer, John R. Polchin, resigned from the Company.

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

                                     e.spire Communications, Inc.
                                     ----------------------------
                                    (Registrant)

                        By:     /s/ GEORGE F. SCHMITT
                                      ------------------------------------
                                      George F. Schmitt,
                                      Chairman of the Board of Directors
                                      and Interim Chief Executive Officer

                                       Date: May 15, 2000

                        By:     /s/ BRADLEY E. SPARKS
                                      ------------------------------------
                                      Bradley E. Sparks,
                                      Interim Chief Financial Officer

                                       Date: May 15, 2000



                                                      INDEX OF EXHIBITS
                                                      -----------------
EXHIBIT
NO.           DESCRIPTION                                                                    PAGE NO.
---           -----------                                                                    --------
27            Financial Data Schedules                                                         E-1
99            Supplemental Financial Information                                               E-2