Form 10-Q
period 2000-06-30
E SPIRE COMMUNICATIONS INC
filed 2000-08-14
CIK 932140

===============================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

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

     The number of shares at e.spire Common Stock, Par Value $0.01 outstanding on August 1, 2000 was 53,270,274.

===============================================================================

                          E.SPIRE COMMUNICATIONS, INC.

                                  FORM 10 - Q

                                     INDEX

                         PART I. FINANCIAL INFORMATION
Item 1.             Financial Statements

                    Condensed Consolidated Balance Sheets - June 30, 2000
                    (unaudited) and December 31, 1999                               3
                    Unaudited Condensed Consolidated Statements of Operations -
                    Three and Six Months Ended June 30, 2000 and 1999 (unaudited)   4
                    Unaudited Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2000 and 1999 (unaudited)             5
                    Notes to Unaudited Condensed Consolidated Interim Financial
                    Statements                                                      6
Item 2.             Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                       9
Item 3.             Quantitative and Qualitative Disclosures about Market Risk      15

                          PART II. OTHER INFORMATION

Item 1.             Legal Proceedings                                               15
Item 4.             Submission of Matters to a Vote of Security Holders             16
Item 6.             Exhibits and reports on Form 8-K                                16
Signatures          ................................................................18
Index of Exhibits   ................................................................18

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                 JUNE 30,   DECEMBER 31,
                                                                                   2000         1999
                                                                               -----------  ------------
                                                                               (UNAUDITED)
                                ASSETS

Current Assets:
    Cash and cash equivalents                                                  $    61,635    $   62,525
    Restricted cash and investments                                                  2,800        18,754
    Trade accounts receivable, net of allowance for doubtful accounts of $35,109 and $28,707 at June 30, 2000 and December 31,
      1999, respectively                                                           119,271        97,238
    Unbilled revenue                                                                 7,903        14,032
    Other current assets                                                             5,598         9,435
                                                                               -----------    ----------
     Total current assets                                                          197,207       201,984
                                                                               -----------    ----------


Inventory, Networks, equipment and furniture, gross                                912,287       848,698
    Less: accumulated depreciation and amortization                               (218,704)     (166,224)
                                                                               -----------    ----------
                                                                                   693,583       682,474
Deferred financing fees, net of accumulated amortization of $16,327
    and $13,246 at June 30, 2000 and December 31, 1999, respectively                41,583        44,660
Intangible assets, net of accumulated amortization of
    $13,238  and $11,203 at June 30, 2000 and December 31, 1999,
    respectively                                                                     5,417         7,452
Other assets                                                                         7,723         4,672
                                                                               -----------    ----------
     Total assets                                                              $   945,513    $  941,242
                                                                               ===========    ==========

       LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                           $    53,900    $   46,106
    Accrued employee costs                                                           8,994         5,262
    Other accrued liabilities                                                       20,802        15,995
    Notes payable - current portion                                                164,000       164,000
    Obligations under capital leases - current portion                              11,890         9,932
    Accrued interest                                                                15,858        14,344
                                                                               -----------    ----------
     Total current liabilities                                                     275,444       255,639
                                                                               -----------    ----------
Long-Term Liabilities:
    Notes payable, less current portion                                            781,390       749,406
    Obligations under capital leases, less current portion                          38,775        46,786
    Other long-term liabilities                                                     15,635         9,010
                                                                               -----------    ----------
     Total liabilities                                                           1,111,244     1,060,841
                                                                               -----------    ----------

Redeemable stock:
    14 3/4% Redeemable Preferred Stock due 2008                                     96,317        87,051
    12 3/4% Junior Redeemable Preferred Stock due 2009                             207,505       194,545
                                                                               -----------    ----------
     Total redeemable stock                                                        303,822       281,596

Stockholders' deficit:
    Series A Convertible Preferred Stock, $1 par value, 250,000 shares authorized, 81,177 and 0 shares, respectively, issued and
      outstanding                                                                       81             0
    Common Stock, $0.01 par value, 125,000,000 shares authorized,
       52,743,645 and 51,149,825 shares, respectively, issued and
       outstanding                                                                     527           511
    Additional paid-in capital                                                     318,986       236,577
    Accumulated deficit                                                           (789,147)     (638,283)
                                                                               -----------    ----------
Total stockholders' deficit                                                       (469,553)     (401,195)
                                                                               -----------    ----------

Total liabilities, redeemable stock, and stockholders' deficit                 $   945,513    $  941,242
                                                                               ===========    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          E.SPIRE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                   --------------------------------------   --------------------------------------
                                                    For the three months ended June 30,       For the six months ended June 30,
                                                   --------------------------------------   --------------------------------------
                                                         2000                 1999                2000                 1999
                                                   -----------------    -----------------   ------------------    ----------------
Revenues:
       Telecommunications services                      $    55,498          $    38,664         $    109,743         $    72,943
       Network technologies services                         30,135               18,565               34,381              36,605
       CyberGate                                              7,053                6,091               14,339              11,845
                                                   -----------------    -----------------   ------------------    ----------------
Total revenues                                               92,686               63,320              158,463             121,393

Cost of sales:
       Telecommunications services, excluding
       noncash stock compensation of $266, $474,
       $266 and $994, respectively                           35,559               25,535               71,647              51,305

       Network technologies services, excluding
       noncash stock compensation of $207, $148,
       $344, and $333, respectively                          16,362               10,778               19,879              19,881
       CyberGate                                              3,565                2,949                7,162               5,313
                                                   -----------------    -----------------   ------------------    ----------------
Total cost of sales                                          55,486               39,262               98,688              76,499

Gross margin:
       Telecommunications services                           19,939               13,129               38,096              21,638
       Network technologies services                         13,773                7,787               14,502              16,724
       CyberGate                                              3,488                3,142                7,177               6,532
                                                   -----------------    -----------------   ------------------    ----------------
Total gross margin                                           37,200               24,058               59,775              44,894

Operating expenses:
       Selling, general and administrative,
       excluding noncash stock compensation of
       $886, $1,522, $2,332  and $3,866,
       respectively                                          46,016               37,830               92,561              74,052
       Noncash stock compensation expense                     1,359                2,144                2,942               5,193
       Depreciation and amortization                         29,592               23,502               57,765              43,677
                                                   -----------------    -----------------   ------------------    ----------------
Total operating expenses                                     76,967               63,476              153,268             122,922

Loss from operations                                       (39,767)             (39,418)             (93,493)            (78,028)

Nonoperating income/expense
       Interest and other income                            (1,840)              (3,251)              (3,235)             (7,518)
       Interest and other expense                            30,860               23,210               60,606              46,055
                                                   -----------------    -----------------   ------------------    ----------------

Net loss                                                   (68,787)             (59,377)            (150,864)           (116,565)

Preferred stock dividends, accretion
and beneficial conversion                                    12,842               10,000               48,852              19,697
                                                   -----------------    -----------------   ------------------    ----------------

Net loss applicable to common
stockholders                                           $   (81,629)         $   (69,377)        $   (199,716)       $   (136,262)
                                                   =================    =================   ==================    ================

Basic and diluted net loss per
common share                                           $     (1.56)         $     (1.40)         $     (3.85)        $     (2.77)
                                                   =================    =================   ==================    ================

Weighted average number of
common shares outstanding                                52,372,627           49,696,463           51,922,232          49,191,841
                                                   =================    =================   ==================    ================

See accompanying notes to unaudited condensed consolidated financial statements.

                          E.SPIRE COMMUNICATIONS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)
                                  (UNAUDITED)

                                                                           FOR THE SIX MONTH ENDED JUNE 30,
                                                                               2000                1999
                                                                      ----------------------------------------
Cash flows from operating activities

Net Loss                                                                    $(150,864)          $ (116,565)
Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                           57,765               43,761
       Interest deferral and accretion                                         31,984               28,489
       Amortization of deferred financing fees                                  3,081                2,494
       Noncash stock compensation                                               2,942                5,193
       Non-monetary revenue                                                         -              (11,862)
       Changes in operating assets and liabilities:
             Trade accounts receivable                                        (15,904)             (26,345)
             Other current assets                                                 599               (3,491)
             Other assets                                                        (596)                  (2)
             Accounts payable                                                   7,794              (13,601)
             Other liabilities                                                 14,989                3,911
                                                                             --------           ----------
Net cash used in operating activities                                         (48,210)             (88,018)

Cash flows from investing activities
       Release of restricted cash and investments related to
         network activities                                                       745                2,708
       Other assets - non operating                                            (2,455)                 (82)
       Payments for networks, equipment and furniture                         (65,008)            (132,726)
                                                                             --------           ----------
Net cash used in investing activities                                         (66,718)            (130,100)

Cash flows from financing activities
       Issuance of Preferred Stock                                            100,665                    -
       Costs associated with Preferred Stock issuance                          (1,952)                   -
       Payment of dividends for preferred stock                                   (61)                 (57)
       Payment of lease obligation                                             (4,634)              (3,960)
       Payment of deferred financing fees                                          (4)                (574)
       Release of restricted cash and investments related to
         financing activities                                                  15,209               11,503
       Exercise of warrants, options and other financing activities             4,815                2,875
                                                                             --------           ----------
Net cash provided by financing activities                                     114,038                9,787


Net decrease in cash & cash equivalents                                          (890)            (208,331)
Cash and cash equivalents - beginning of period                                62,525              328,758
                                                                             ========           ==========
Cash and cash equivalents - end of period                                    $ 61,635           $  120,427
                                                                             ========           ==========

Supplemental disclosure of cash flow information:
       Interest paid                                                         $ 24,424           $   18,636
       Assets acquired under capital lease                                   $    295           $   19,329
       Dividends declared on preferred stock                                 $ 20,495           $   13,411
       Increase in intangibles                                               $      -           $       14
       Accrual of stock bonuses                                              $  1,621           $    4,053

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

    The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations for the three and six months ended June 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the six months ended June 30, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2000, and for all periods presented, have been made. Certain amounts in the 1999 condensed consolidated statements have been reclassified to conform to the 2000 presentation. Operating results for the three and six months ended June 30, 2000, are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH AND INVESTMENTS

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $2,800,000 at June 30, 2000, and $3,629,000 at December 31, 1999. The face amount of all bonds and letters of credit is approximately $14,105,000 as of June 30, 2000, and $21,559,000 as of December 31, 1999.

USE OF ESTIMATES

     In conformity with generally accepted accounting principles, the preparation of the condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Furthermore, as required, management may make estimates in connection with the disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

RISKS AND UNCERTAINTIES

a) Liquidity and Negative Cash Flow

    To date, the Company has funded the construction of its networks and its operations with external financing through various preferred stock, common stock, and debt issuances, as well as through capital lease financing. As a result of certain of these transactions, the Company will be required to satisfy substantially higher periodic cash debt service obligations in the future. There can be no assurance that the Company will be able to generate sufficient cash flow or otherwise obtain funds to cover interest, principal and redeemable preferred stock dividend payments associated with currently outstanding and future debt and other obligations.

    The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. During fiscal year 2000, the Company will begin making cash interest payments from operating funds on its 2007 Senior Notes and Senior Secured Credit Facility. In addition, the Company will be required to make principal payments on the Senior Secured Credit Facility during fiscal year 2000. The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, acquire additional credit facilities, sell additional debt securities, or sell certain Company assets, some of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition. In the first quarter of 2000, the Company received commitment letters for $175 million in equity funding. The Company received approximately $100.7 million of this amount in March 2000. Funding of the remaining $74.3 million was subject to receiving shareholder approval by a certain date, which did not occur. Instead, one of the Company's principal stockholders signed a term sheet with the Company and the lenders under the Credit Facilities, under which the principal stockholder has agreed to provide the Company with $124.3 million in equity and subordinated debt financing. The financing commitment would supersede any previous commitments from those parties, including the $50 million commitment discussed below. The stockholders agreed to use commercially reasonable efforts to enter into definitive agreements with respect to this financing. The stockholder's obligation to provide such financing will be subject to certain conditions, which include, but are not limited to, receiving shareholder approval, the absence of any material adverse change or certain debt covenant violations under the Credit Facilities. Management believes that the Company's current cash resources, together with amounts expected to be available pursuant to the funding commitments described above, will be sufficient to fund the Company's continuing negative cash flow and required capital expenditures through 2000. If required, the Company also believes that it could raise additional funds from the sale of certain assets, which are not essential to the Company's core operations.

    The Senior Secured Credit Facilities ("Credit Facilities") contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with the financial covenants as of December 31, 1999, March 31, 2000 and June 30, 2000, resulting in an event of default under the Credit Facilities which allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities and which would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (the Notes). On April 13, 2000, the Company obtained a waiver of non-compliance as of December 31, 1999 and the lenders agreed to a standstill on actions related to such non-compliance until June 15, 2000. On June 14, 2000, the Company obtained an extension of the standstill until July 10, 2000. On July 14, 2000, the Company signed a term sheet with the lenders under the Credit Facilities to amend its financial covenants on a going forward basis to levels that the Company believes it will be able to attain. Also, the lenders agreed to a continuation on the standstill on actions related to such non-compliance until the earlier of August 25, 2000 or the date of signing the amendment to the Credit Facilities which amends, among other things, the financial covenants. Although the Company has not yet signed the amendment, it is continuing to work with its lenders in preparing a definitive agreement with respect to such amendments. However, there can be no assurance that a definitive agreement with the lenders will be reached and entering into of such an agreement is conditioned upon, among other things, the Company entering into the agreement for additional equity financing with the principal stockholders as discussed above. Going forward, it may be necessary for the Company to draw against investor equity commitments in order to maintain compliance under the amendments to the financial covenants contained in the term sheet. As part of the agreement with the lenders, the Company paid $15 million of the facility's principal on July 14, 2000 and will pay an additional $10 million of the facility's principal at the final closing of the amendment. Thereafter, the Company will pay a .5% point increase in interest rates once the amendment is executed. At December 31, 1999 and June 30, 2000, the Company has classified its obligation under the Credit Facilities as a current liability as a result of the debt covenant violation and will do so until the amendment is signed. The Senior Notes cannot be accelerated unless payment of amounts due under the Credit Facilities is accelerated and therefore, remain classified as long-term obligations as of June 30, 2000.

b) Reciprocal Compensation

    The Company has recorded net revenue of approximately $12.8 million and $28.4 million, respectively, for the three and six months ended June 30, 2000 and approximately $10.7 million and $18.8 million for the same periods of 1999 for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers ("ISPs"), from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. Some ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission
(FCC), commercial arbitrators, or through negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, six U.S. District Court decisions and three federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic.

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

    The FCC has initiated a rulemaking proceeding regarding the adoption of prospective federal rules for intercarrier compensation for ISP traffic. In its notice of rulemaking, the FCC expressed its preference that compensation rates for this traffic continue to be set by negotiations between carriers, with disputes resolved by arbitrations conducted by state commissions, pursuant to the Telecommunications Act of 1996.

    Since the issuance of the FCC's decision on February 25, 1999, at least 21 state public utility commissions, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements.

    On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The court found that the FCC did not provide an adequate basis for its February 1999 decision that the reciprocal compensation provisions of the Telecommunications Act and the FCC rules did not apply to ISP traffic. The Company does not believe that the Circuit Court's decision will adversely affect the state decisions noted above with respect to reciprocal compensation. The decision does, however, create some uncertainty, and there can be no assurance that future FCC or state rulings will be favorable to the Company. The Company has participated in a number of regulatory proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. These proceedings include complaint proceedings brought by the Company against individual ILECs for failure to pay reciprocal compensation under the terms of a current interconnection agreement, generic state commission proceedings concerning the obligations of ILECs to pay reciprocal compensation to CLECs, and arbitration proceedings before state commissions addressing the payment of reciprocal compensation on a prospective basis under new interconnection agreements.

    In January 2000, a commercial arbitrator awarded e.spire damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process to obtain a further award through at least March 31, 2000. In February 2000, a commercial arbitrator granted e.spire the right to recover $14.2 million from BellSouth, representing reciprocal compensation, including accrued interest, through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. e.spire has subsequently collected these amounts. e.spire also received favorable decisions from the PUCs in Georgia and Florida. BellSouth appealed both decisions, but e.spire settled the appeals on favorable terms. e.spire also recently settled a similar collection complaint in Kentucky. e.spire has collected these Georgia, Florida and Kentucky settlement amounts.

    Accordingly, the Company through its commercial arbitration award and these recent settlements, has collected all reciprocal compensation billed to BellSouth through December 31, 1999, totaling approximately $25 million. e.spire and BellSouth have also agreed to prospective reciprocal compensation rates, eliminating litigation over the ISP issue and setting rates through December 31, 2002. Such rates are less than historical rates and decrease annually through 2002 when the agreement expires.

    The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $35.2 million at June 30, 2000, net of allowances. The allowances are determined based on a state-by-state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, and that future reciprocal compensation will be realized, although the timing of receipts cannot be predicted at this time.

    Certain of the Company's interconnection agreements with the ILECs have expired or will soon expire. The Company believes that there is substantial risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, will be significantly lower than current rates. In addition, legislation has been introduced in Congress that would eliminate reciprocal compensation and mandate "bill and keep" compensation for local traffic bound for ISPs. Such legislation, if passed and signed into law, could substantially reduce e.spire's reciprocal compensation revenues.

c) Lawsuits

Ten shareholder class action lawsuits were filed against the Company and Anthony J. Pompliano, David L. Piazza and Douglas R. Hudson (former officers of e.spire) on and after April 20, 2000, in the United States District Court for the District of Maryland (the "Court"). The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period August 12, 1999 through March 30, 2000. Plaintiffs allege that defendants made false and misleading statements about the Company's financial condition, revenues, expenses and results of operations, in violation of federal securities laws. Plaintiffs have filed several motions seeking consolidation of the lawsuits. The Court ordered that the lawsuits will be consolidated and that plaintiffs file a consolidated complaint. The Company expects to file a motion to dismiss that complaint, and is not required to respond before that complaint is filed. The Company believes that plaintiffs' claims have no basis and intends to vigorously defend the actions.

d) Other

    One of ACSI Network Technology's ("ACSI NT") customers announced that it was experiencing liquidity problems and has filed for protection under the applicable bankruptcy laws. As of June 30, 2000, the Company has receivables from this customer totaling approximately $2.0 million. The Company believes that it has several methods of recovery for this amount, including reclaiming the asset sold to the customer. Based on an analysis of currently available information, the Company believes that it has adequately reserved for its exposure to loss related to this receivable. However, as more information becomes available regarding the customers' financial condition, the Company will continue to evaluate this receivable for collectibility. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, and project management construction.

NOTE 3: FINANCING ACTIVITIES

    To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

    On July 14, 2000, the Company announced that it had signed the final terms for an amendment to its Senior Secured Credit Facility. On April 13, 2000, the Company obtained a waiver of non-compliance as of December 31, 1999 and the lenders agreed to a standstill on actions related to such non-compliance until June 15, 2000. On June 14, 2000, the Company obtained an extension of the standstill until July 10, 2000. On July 14, 2000, the Company signed a term sheet with the lenders to amend our financial covenants on a going forward basis to levels that the Company believes will allow for compliance. Also, the lenders agreed to a continuation on the standstill on actions related to such non-compliance until the earlier of August 25, 2000 or the date of signing the amendment to the Credit Facilities which amends, among other things, the financial covenants. Although the Company has not yet signed the amendment, it is continuing to work with its lenders in preparing a definitive agreement with respect to such amendments. However, there can be no assurance that a definitive agreement with the lenders will be reached and entering into of such agreement is conditioned upon, among other things, the Company entering into the agreement for additional equity financing with the principal stockholders as discussed in the Risks and Uncertainties section in Note 2 above. Going forward, it may be necessary for the Company to draw against investor equity commitments in order to maintain compliance under the amendments to the financial covenants contained in the term sheet. As part of the agreement with the lenders, the Company paid $15 million of the facility's principal on July 14, 2000 and will pay an additional $10 million of the facility's principal at the final closing of the amendment. The Company will pay a .5% point increase in interest rates on the Credit Facilities once the amendment is executed.

NOTE 4: NEW ACCOUNTING PRONOUNCEMENTS

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101-Revenue Recognition in Financial Statements. This SAB expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company can apply the accounting and disclosure requirements of this SAB retrospectively, or may report a change in accounting principle as of January 1, 2000 no later than the quarter beginning October 1, 2000. Management of the Company expects the SEC to issue further guidance with respect to certain implementation issues of SAB No. 101. Management is currently evaluating whether SAB No. 101 will have an impact on the Company's revenue recognition for installation and other up-front fees.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The new standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material affect on its financial position or results of operations.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB 25. FIN 44 becomes effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998 or January 12, 2000. The Company does not expect FIN 44 to have a material affect on its financial position or results of operations.

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

    The Company evaluates the performance of each segment based on revenues from third parties and gross margin, which are separately disclosed on the condensed consolidated statement of operations for Telecommunications services, Network

Technologies and CyberGate. The Company also evaluates performance based on adjusted EBITDA for CyberGate. The reportable total assets for Telecommunications services, CyberGate and Network Technologies services are approximately $802.8 million, $18.3 million and $124.4 million, respectively, at June 30, 2000. Network Technologies services assets primarily consist of accounts receivable and inventory, networks, equipment and furniture that are specifically identifiable with Network Technologies. CyberGate adjusted EBITDA for the three and six months ended June 30, 2000 was approximately $(0.9) million and $(1.1) million, respectively and approximately $0.1 million and $0.7 million for the same periods of 1999.

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other sections herein, including statements regarding the development of the Company's businesses, the markets for the Company's services and products, the Company's anticipated capital expenditures, and other similar statements are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) which can be identified as any statement that does not relate strictly to historical or current facts. Forward-looking statements use such words as plans, expects, will, will likely result, are expected to, will continue, is anticipated, estimate, project, believes, anticipates, intends, may, should, continue, seek, could and other similar expressions. Although the Company believes that its expectations are based on reasonable assumptions, it can give no assurance that its expectations will be achieved. The important factors that could cause actual results to differ materially from those in the forward-looking statements herein (the "Cautionary Statements") include, without limitation, the Company's degree of financial leverage, risks associated with debt service requirements and interest rate fluctuations, the impact of restriction under the Company's financial instruments, dependence on availability of transmission facilities, regulation risks including the impact of the Telecommunications Act of 1996, contingent liabilities, the impact of competitive services and pricing, the ability of the Company to successfully implement its strategies, as well as the other risks referenced from time to time in the Company's filings with the SEC, including the Company's Form 10-K for the year ended December 31, 1999. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the Cautionary Statements. The Company does not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

    e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider primarily to business customers. The Company currently operates in 38 markets throughout the United States where it has state-of-the-art local fiber optic networks. The Company's wholly-owned subsidiary, CyberGate, an ISP, delivers high-speed data communications services, including computer network connections and related infrastructure services, that provide both commercial and residential customers access to the Internet through their personal computer and the use of a modem. By the end of 1997, the Company had become one of the first Competitive Local Exchange Carriers ("CLECs") to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of June 30, 2000, was comprised of 3,890 route miles of fiber in its 38 local networks in 21 states, state of the art equipment including 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network.

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

    The Company formed ACSI Network Technologies, Inc.("ACSI NT") to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management and construction.

RESULTS OF OPERATIONS

REVENUES

    The Company reported an increase in total revenues of $29.4 million, or 46%, to $92.7 million for the three months ended June 30, 2000, compared with revenues of $63.3 million for the three months ended June 30, 1999, as discussed below. For the six months ended June 30, 2000, total revenues increased $37.1 million, or 31%, to $158.5 million from $121.4 million for the same period of 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

    The Company reported an increase in Telecommunications services revenues of $16.8 million, or 44%, to $55.5 million for the quarter ended June 30, 2000, compared with revenues of $38.7 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, telecommunications services revenues increased $36.8 million, or 50% to $109.7 million from $72.9 million for the six months ended June 30, 1999. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data products. The increase in revenues was attributable to the Company's greater presence in its markets and an expanded customer base. The revenue increase was partially due to increased reciprocal compensation revenue as discussed below and increases in the Company's other service offerings such as special access, on-net switched and data services. Also, these increases in revenues were partially offset by a decrease in resale revenue due to the Company's elimination of its switched resale portfolio.

    The Company also increased the number of route miles, fiber miles, co-locations, buildings connected, voice switches and data POPs. Between June 30, 2000 and June 30, 1999, the Company increased route miles by 243 miles, or 7% and increased fiber miles by 17,819 or 11%. Of the 243 route miles added over the 12 month period, 238 route miles are long haul connections between selected local metropolitan fiber networks of the Company, with an associated 828 fiber miles. Co-locations increased by 7 or 7%, and buildings connected increased by 751, or 20%. Voice switches deployed increased to 28 as of June 30, 2000, from 25 as of June 30, 1999. The growth is attributable to the Company's leased coast-to-coast broadband network infrastructure by which it delivers both ATM and frame relay products via its 388 data POPs, which are a combination of both e.spire's infrastructure and various network-to-network interconnection arrangements. The number of data POPs has increased to 388 as of June 30, 2000, from 387 as of June 30, 1999.

    Included in Telecommunications services revenues is reciprocal compensation of approximately $12.8 million and $10.7 million, for the three months ended June 30, 2000 and 1999, respectively and approximately $28.4 million and $18.8 million for the six months ended June 30, 2000 and 1999, respectively. Reciprocal compensation relates to the transport and termination of local traffic, primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. As of June 30, 2000, the Company has received payments of approximately $54.7 million for reciprocal compensation. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. In February 1999, the FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature." The FCC also found that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's decision on the grounds that the FCC did not provide an adequate basis for its decision that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic, and remanded further consideration. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation from BellSouth in those states, BellSouth appealed this decision, but e.spire settled the appeal on favorable terms. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect outstanding amounts from multiple ILECs. Accordingly the Company, through its commercial arbitration awards and these recent settlements has collected all reciprocal compensation billed to BellSouth through December 31, 1999, totaling approximately $25 million. e.spire and BellSouth have also agreed to prospective reciprocal compensation rates, eliminating litigation over the ISP issue and setting new rates through December 31, 2002. Such rates are less than historical rates and decrease annually through 2002. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company and the timing of receipts cannot be predicted at this time, the Company believes that its outstanding receivables for reciprocal compensation of $35.2 million at June 30, 2000, net of allowance, are ultimately collectible.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services revenues increased $11.5 million, or 62%, to $30.1 million for the three months ended June 30,

2000, compared with revenues of $18.6 million for the three months ended June 30, 1999. The increase in revenues is attributable to the continued growth in the size and number of contracts in this operation. The majority of the 2000 revenues are related to the sale of conduit in one of the Company's markets to two major customers.

    For the six month periods ended June 30, 2000 and 1999, Network Technologies services revenues decreased $2.2 million, or 6%, to $34.4 million from $36.6 million, respectively. The decrease in revenues is attributable to the impact of adopting FIN 43 in the third quarter of 1999 which requires the Company to recognize revenue for dark fiber Indefeasible Rights of Use ("IRUs") as an operating lease over the term of the contract. The decrease in revenue is also a result of the mix of contracts signed in the first quarter of 2000. The Network Technologies segment offers construction services, including the sale of IRUs on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. Also included in Network Technologies revenues are revenues for construction contracts and grants of IRUs on portions of e.spire's networks to IXCs and other customers. The Company recognized approximately $6.2 million and $11.9 million for the three and six months ended June 30, 1999, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire's networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the three and six months ended June 30, 2000, revenues of approximately $25.4 million and $30.0 million, respectively, derived from contracts with 2 and 3 major customers, respectively. As previously discussed, under FIN 43, the Company is required to recognize revenue for certain contracts for the provision of dark fiber IRUs entered into subsequent to June 30, 1999 as operating leases over the term of the contract. To the extent that contracts entered into by the Company in the future do not transfer title to dark fiber and related conduit, the Company's timing of recognition of revenues will continue to be deferred.

CYBERGATE

    Internet services reported an increase in revenues of $1.0 million, or 16%, to $7.1 million for the quarter ended June 30, 2000, compared with revenues of $6.1 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, Internet services revenues increased $2.5 million, or 21% to $14.3 million from $11.8 million for the six months ended June 30, 1999. Included in Internet services are revenues from Internet access and web hosting. The increase in revenues was attributable to an increase in the web hosting revenues which was partially offset by a decrease in the Internet access revenues. The change in revenue mix and growth is due to a change in market conditions and the Company's increased focus on its' web hosting business.

COST OF SALES

    For the quarter ended June 30, 2000, compared with the quarter ended June 30, 1999, total cost of sales increased $16.2 million, or 41%, to $55.5 million from $39.3 million for the three months ended June 30, 1999, as discussed below. Cost of sales increased $22.2 million, or 29%, to $98.7 million for the six months ended June 30, 2000 from $76.5 million for the same period of 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

    Cost of sales for Telecommunications services increased $10.1 million, or 39%, to $35.6 million for the quarter ended June 30, 2000, from $25.5 million for the same period of 1999. For the six months ended June 30, 2000, telecommunications services cost of sales increased $20.3 million, or 40%, to $71.6 million from $51.3 million for the six months ended June 30, 1999. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

    Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs increased approximately $7.5 million to approximately $31.0 million for the three months ended June 30, 2000, from approximately $23.5 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, these costs increased approximately $15.0 million to $62.5 million compared with $47.5 million for the same period of 1999. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended June 30, 2000 and 1999, these costs increased approximately $2.5 million, or 123%, to approximately $4.5 million from $2.0 million, respectively. For the six months ended June 30, 2000 and 1999, these costs increased approximately $5.3 million, or 140%, to approximately $9.1 million from $3.8 million, respectively. The increases were primarily due to increases in employees.

NETWORK TECHNOLOGIES SERVICES

    Cost of sales for Network Technologies services increased $5.6 million, to approximately $16.4 million for the quarter ended June 30, 2000, compared with $10.8 million for the same period of 1999. The increase was due to the increase in the size of and number of contracts during the quarter. For the six months ended June 30, 2000 and 1999, these costs were approximately $19.9 million for each period. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services.

CYBERGATE

Cost of sales for Internet services increased $0.6 million, or 21%, to approximately $3.6 million for the quarter ended June 30, 2000, compared with $3.0 million for the same period of 1999. For the six months ended June 30, 2000, cost of sales increased approximately $1.9 million, or 35%, to $7.2 million from $5.3 million for the same period of 1999. These increases were due to increased charges for domain registration charges associated with the increase in the web hosting customer base. The increases were partially offset by decreases in telco expenses due to the decrease in Internet access customers.

GROSS MARGIN

    For the quarter ended June 30, 2000, total gross margin increased $13.1 million to 40.1% from 38.0% for the quarter ended June 30, 1999, as discussed below. Gross margins increased $14.9 million to 37.7% for the six months ended June 30, 2000 from 37.0% for the six months ended June 30, 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

    Telecommunications services gross margin increased $6.8 million to 35.9% for the quarter ended June 30, 2000 from 34.0% for the same period of 1999. For the six months ended June 30, 2000, telecommunications services gross margins increased $16.5 million to 34.7% from 29.7% for the same period of 1999. These increases were primarily due to increases in sales volume, which resulted in increases in reciprocal compensation as described above. Furthermore, the Company continues to achieve network cost savings through negotiations with its vendors.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services gross margin increased $ 6.0 million to 45.7% for the three months ended June 30, 2000 from 41.9% for the three months ended June 30, 1999. The increase was due to the fact that the conduit contracts entered into during the second quarter of 2000 carry a higher margin due to market conditions in the Company's markets. For the six months ended June 30, 2000 Network Technologies services gross margin decreased $2.2 million to 42.2% from 45.7% for the same period of 1999. The decrease is principally due to change in mix of revenue. During the six months ended June 30, 1999, the Company's revenue was principally from dark fiber sales. For the six months ended June 30, 2000, a greater percentage of the Company's revenue was comprised of construction management contracts, which generally carry a lower margin than dark fiber sales.

INTERNET SERVICES

    Internet services gross margins increased $0.4 million, or 11%, to $3.5 million for the three months ended June 30, 2000, compared with $3.1 million for the same period of 1999. For the six months ended June 30, 2000, gross margins increased approximately $0.7 million, or 10%, to $7.2 million from $6.5 million for the same period of 1999. These increases were primarily due to increases in the Company's web hosting business due to the Company's increased focus on this line of business. Also, the increase was partially offset by the decline in the Internet access services.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

    For the quarter ended June 30, 2000, selling, general and administrative ("SG&A") expenses increased $8.2 million, or 22%, to $46.0 million from $37.8 million for the same period of 1999, as discussed below. SG&A expenses increased $18.5 million, or 25%, to $92.6 million for the six months ended June 30, 2000 from $74.1 million for the same period of 1999, as discussed below.

    Included in SG&A expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased $2.4 million, to $17.5 million for the quarter ended June 30, 2000 from $15.1 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, these costs increased approximately $6.2 million to $35.7 million compared with $29.5 million for the same period of 1999. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. These expenses increased $5.8 million, to $28.5 million for the quarter ended June 30, 2000 from $22.7 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, these costs increased approximately $12.3 million to $56.9 million compared with $44.6 million for the same period of 1999.

    Increases in SG&A are the result of increases in the Company's personnel that are necessary to support and grow the Company's operations. Costs directly related to the increase in personnel include salaries, benefits, bonuses and commissions. Another significant portion of the SG&A increase is due to back-office expenses such as professional services costs which have been necessary to maintain and improve existing processes. In addition, increases in costs for facilities and related expenses have been incurred due to an increased number of office locations and facilities. Also, in connection with the Company's growth in revenue, bad debt allowances have increased. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated.

NON-CASH STOCK COMPENSATION

    Non-cash stock compensation expense decreased $.7 million, or 37%, to $1.4 million for the quarter ended June 30, 2000, from $2.1 million for the quarter ended June 30, 1999. Non-cash stock compensation expenses decreased $2.3 million, or 43%, to $2.9 million for the six months ended June 30, 2000 from $5.2 million for the same period of 1999.

    Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $1.3 million and $2.0 million for the quarters ended June 30, 2000 and 1999, respectively, and $1.6 million and $4.1 million for the six months ended June 30, 2000 and 1999. The Company did not incur any costs for the quarter ended or the six months ended June 30, 2000 in association with stock option plans, due to the Company's granting of stock options at fair market value. The related costs incurred were $0.1 million for the quarter ended June 30, 1999, and $1.1 million for the six months ended June 30, 1999.

DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expenses increased $6.1 million, or 26%, to $29.6 million for the quarter ended June 30, 2000, from $23.5 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, depreciation and amortization expenses increased $14.1 million, or 32%, to $57.8 million from $43.7 million for the same period of 1999. These increases were due to an increase in gross property, plant and equipment to $912.3 million at June 30, 2000, compared with gross property, plant and equipment of $714 million at June 30, 1999.

INTEREST AND OTHER INCOME

    Interest and other income decreased $1.5 million, or 43%, to $1.8 million for the quarter ended June 30, 2000, from $3.3 million for the quarter ended June 30, 1999. Interest and other income decreased $4.3 million, or 57%, to $3.2 million for the six months ended June 30, 2000 from $7.5 million for the same period of 1999. The decrease in interest and other income reflects a decrease in the cash and cash equivalents and restricted cash and investments balances of $87.7 million from $152.1 million at June 30, 1999 to $64.4 million at June 30, 2000. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

    Interest and other expense increased $7.7 million, or 33%, to $30.9 million for the quarter ended June 30, 2000, from $23.2 million for the quarter ended June 30, 1999. Interest and other expense increased $14.5 million, or 32%, to $60.6 million for the six months ended June 30, 2000 from $46.1 million for the same period of 1999. The increase was primarily due to the accrual of interest incurred in connection with the Credit Facilities, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the interest expense associated with the Company's capital leases.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    As a result of the previously discussed increases in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $9.4 million, or 16%, to $68.8 million for the quarter ended June 30, 2000 from $59.4 million for the quarter ended June 30, 1999. Net loss increased $34.3 million, or 29%, to $150.9 million for the six months ended June 30, 2000 from $116.6 million for the same period of 1999. Further, net loss applicable to common stockholders increased $12.2 million, or 18%, to $81.6 million for the quarter ended June 30, 2000 from $69.5 million for the same period of 1999. For the six months ended June 30, 2000, net loss applicable to common stockholders increased $63.5 million, or 47%, to $199.7 million from $136.3 million for the same period of 1999. These increases to net loss applicable to common stockholders were attributable to the preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock and to the beneficial conversion charge related to the convertible Preferred Stock issued in the first quarter of 2000.

    The Series A Convertible Preferred Stock was issued at a conversion price that was less than market price at the time of the funding commitment. Thus, under Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the Company recognized a beneficial conversion charge of $24.6 million in the first quarter of 2000. The full amount of the charge was recognized in the first quarter because the Preferred Stock is immediately convertible into Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's further development and enhancement of new services, the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through June 30, 2000, the Company has raised net proceeds of approximately $1.4 billion from debt and equity financings. The Company's cash, cash equivalents and restricted cash decreased $16.9 million for the six months ended June 30, 2000, due to capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. During fiscal year 2000, the Company will be required to make cash interest payments on its 2007 Senior Notes and cash interest and principal payments on its Senior Secured Credit Facility. At June 30, 2000, the Company had approximately $64.4 million of cash, cash equivalents and restricted cash available for such purposes. In the first quarter of 2000, the Company announced that it had secured $175 million in funding commitments from Greenwich Street Capital Partners II, L.P., The Huff Alternative Income Fund, L.P., ("W.R. Huff") and Honeywell International Inc. Master Retirement Trust. As more fully discussed below, the Company completed the sale of $100.7 million on March 3, 2000. Funding of the remaining $74.3 million was subject to receiving shareholder approval by a certain date, which did not occur. Instead, one of the Company's principal stockholders have agreed to provide the Company with $124.3 million in equity and subordinated debt financing. The financing commitment would supersede any previous commitments from those parties, including the $50 million commitment discussed below. The stockholder has agreed, in connection with the negotiation of amendments to the Company's Credit Facilities, to use commercially reasonable efforts to enter into definitive agreements with respect to this financing. The stockholder's obligation to provide the financing may be subject to certain conditions, which may include, but are not limited to, receiving shareholder approval, the absence of any material adverse change or certain debt covenant violations under the Credit Facilities. The Company had entered into a stand-by commitment for an additional $50 million in equity financing, subject to certain conditions. This may be superseded as discussed above. The Company continues to consider potential arrangements that may fit the Company's strategic plan. Any arrangements that the Company might consider are likely to require additional equity or debt financing, which the Company will seek to obtain as required and which may also require the Company obtain the consent of its debt holders.

    On March 3, 2000, e.spire completed a private offering of 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants with Greenwich Street Capital Partners II, L.P., The Huff Alternative Income Fund, L.P. and Honeywell International Inc. Master Retirement Trust, and received $100.7 million in proceeds therefrom. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. Dividends on the Series A Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a per annum rate of 7% of $1,000 (the "stated value"), plus the accrued but unpaid dividends thereon, subject to an adjustment in the dividend rate to 15% upon the occurrence of certain events and to 20% upon a change of control. Dividends on the convertible preferred stock are cumulative and shall accrue whether or not the company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by the Company. Dividends on the convertible preferred stock are payable only when and if declared by the Company; provided that all accrued but unpaid dividends on any share of convertible preferred stock must be paid by the Company upon the conversion of such share of convertible preferred stock. The convertible preferred stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. All dividends will be paid by the Company in shares of its Common Stock equal to accrued dividends divided by a rate equal to the effective conversion price described above or, if no shareholder approval has been obtained, the closing price of the common stock on March 6, 2000 ($13.44). In connection with the issuance of the convertible preferred stock, the Company has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of the Company's 12 3/4% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% preferred stock.

    In December 1999, e.spire obtained an additional commitment of $50 million in capital lease financing from GATX Capital Corporation, a diversified financial services company, and its telecommunications investing affiliate, GATX Telecom Investors II-A, L.L.C. (collectively "GATX"). The proceeds were used primarily to finance voice switches, including remote modules and associated software, as well as other related telecommunications networking equipment. As of December 31, 1999, e.spire had drawn approximately $16 million under these capital leases. The remainder of the facility is not available to the Company.

    On August 12, 1999, the Company entered into the Credit Facilities which consists of a $35 million revolver, a $55 million multiple draw term loan, each with a 6.5 year maturity, and a $110 million term loan with a 7 year maturity. Of the Credit Facilities, a total of $164 million was immediately available to the Company and was outstanding as of June 30, 2000. The remaining $36 million is not available to the Company due to the terms of the amendment agreed to between the Company and its syndicated bank group on July 14, 2000 as discussed below. In conjunction with the Credit Facilities, the Company retired a $35 million credit facility with Newcourt Commercial Finance Corporation on August 12, 1999.

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

 The Credit Facilities contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with the financial covenants as of December 31, 1999, March 31, 2000 and June 30, 2000, resulting in a default under the Credit Facilities which allows the lenders to accelerate the maturity of the borrowings under the Credit Facilities and which would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (collectively the "Notes"). On April 13, 2000, the Company obtained a waiver of non-compliance as of December 31, 1999 and the lenders agreed to a standstill on actions related to non-compliance as of March 31, 2000 until June 15, 2000. On June 14, 2000, the Company obtained an extension of the standstill until July 10, 2000. On July 14, 2000, the Company signed a term sheet with the lenders to amend the financial covenants on a going forward basis to levels that the Company believes it will be able to meet. Also, the lenders agreed to a continuation of the standstill on actions related to such non-compliance until the earlier of August 25, 2000 or the date of signing the amendment to the Credit Facilities which amends, among other things, the financial covenants. Although the Company and its lenders have not yet signed the agreement, the Company is continuing to work with the lenders to prepare a definitive agreement with respect to such amendments. Entering into of such agreement is conditioned upon, among other things, the Company entering into the agreement for additional financing with the principal stockholder as discussed above. Going forward, it may be necessary for the Company to draw against investor equity commitments in order to maintain compliance under the amendments to the financial covenants contained in the term sheet. As part of signing the term sheet with the lenders, the Company paid $15 million of the facility's principal on July 14, 2000 and will pay an additional $10 million of the facility's principal at the final closing of the amendment. Thereafter, the Company will pay a .5% point increase in interest rates.

    The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. During fiscal year 2000, the Company will be required to make cash interest payments on its 2007 Senior Notes and Senior Secured Credit Facility as well as principal payments on the Credit Facility. The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities, sell additional debt securities, or sell certain Company assets, some of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition.

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

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

Ten shareholder class action lawsuits were filed against the Company and Anthony J. Pompliano, David L. Piazza and Douglas R. Hudson (former officers of e.spire) on and after April 20, 2000, in the United States District Court for the District of Maryland (the "Court"). The lawsuits purport to be class actions filed on behalf of purchasers of the stock of the Company during the period August 12, 1999 through March 30, 2000. Plaintiffs allege that defendants made false and misleading statements about the Company's financial condition, revenues, expenses and results of operations, in violation of federal securities laws. Plaintiffs have filed several motions seeking consolidation of the lawsuits. The Court ordered that the lawsuits will be consolidated and that plaintiffs file a consolidated complaint. The Company expects to file a motion to dismiss that complaint, and is not required to respond before that complaint is filed. The Company believes that plaintiffs' claims have no basis and intends to vigorously defend the actions.

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

On July 20, 2000, e.spire issued to Thomas Benham, Sr., 50,000 shares of common stock pursuant to a Confidential Settlement and Release Agreement dated as of May 19, 2000. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 30, 2000, the Company held its annual meeting of stockholders and five proposals were considered. All such proposals were approved by the stockholders.

    The first proposal was to elect the seven nominees to the Board of Directors. The following is a separate tabulation with respect to the vote for each nominee.

         George F. Schmitt:            For:     47,173,676        Against: 0
         William R. Huff:              For:     48,702,252        Against: 0
         Edwin M. Banks:               For:     45,965,314        Against: 0
         Peter C. Bentz:               For:     48,701,979        Against: 0
         Frederick Galland:            For:     48,708,079        Against: 0
         Christopher L. Rafferty:      For:     48,700,579        Against: 0
         Joseph R. Thornton:           For:     48,699,155        Against: 0

    The second proposal was to approve and ratify amendments to the 1996 Employee Stock Purchase Plan (the "Plan") to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan from 1,000,000 to 2,000,000 shares. The following is a breakdown of the vote on such matter.

          Abstained         For            Against           Broker Non-Votes
          ---------         ---            ---------         ----------------
         79,668             21,958,906     1,850,109                  0

    The third proposal was to ratify and approve amendments to the 1994 Employee Stock Option Plan (the "Stock Option Plan") to increase the number of shares of Common Stock reserved for issuance upon exercise of options granted under the Plan from 11,000,000 to 13,500,000. The following is a breakdown of the vote on such matter.

          Abstained         For            Against           Broker Non-Votes
          ---------         ---            ---------         ----------------
         83,930             20,101,447     3,703,306                  0

    The fourth proposal was to ratify and approve amendments to the 1998 Restricted Stock Plan increasing the number of shares of Common Stock reserved for issuance from 20,000 to 1,000,000.

          Abstained         For            Against           Broker Non-Votes
          ---------         ---            ---------         ----------------
          84,768            19,737,152     4,066,763                  0

    The fifth proposal was to ratify the selection of KPMG LLP as the independent auditors of the Company for the fiscal year ending December 31, 2000.

          Abstained         For            Against           Broker Non-Votes
          ---------         ---            ---------         ----------------
          49,317            49,141,963     133,419                    0

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

            EXHIBIT
             NUMBER                            DESCRIPTION
        ---------------    ---------------------------------------------------
              10.1         Limited Waiver to the $200 Million Senior Secured
                           Credit Facility dated

                          as of April 13, 2000, by and among e.spire
                          Communications, Inc., and its affiliates, the financial institutions, Goldman Sachs Credit
                          Partners L.P., as sole Lead Arranger and
                          Syndication Agent, The Bank of New York, as
                          Administrative Agent for Lenders First Union
                          National Bank, as Documentation Agent, and Newcourt
                          Commercial Finance Corporation, as Collateral Agent
                          Forbearance until June 15, 2000

              10.2        Limited Waiver to the $200 Million Senior Secured
                          Credit Facility dated as of June 14, 2000, by and among e.spire Communications, Inc., and its affiliates, the financial institutions, Goldman
                          Sachs Credit Partners L.P., as sole Lead Arranger and Syndication Agent, The Bank of New York, as
                          Administrative Agent for Lenders First Union
                          National Bank, as Documentation Agent, and Newcourt
                          Commercial Finance Corporation, as Collateral Agent.
                          Forbearance until July 10, 2000

              10.3        Limited Waiver to the $200 Million Senior Secured
                          Credit Facility dated as of July 10, 2000, by and among e.spire Communications, Inc., and its affiliates, the financial institutions, Goldman
                          Sachs Credit Partners L.P., as sole Lead Arranger and Syndication Agent, The Bank of New York, as
                          Administrative Agent for Lenders First Union
                          National Bank, as Documentation Agent, and Newcourt
                          Commercial Finance Corporation, as Collateral Agent.
                          Forbearance until July 14, 2000

              10.4        Limited Waiver to the $200 Million Senior Secured
                          Credit Facility dated as of July 14, 2000, by and among e.spire Communications, Inc., and its affiliates, the financial institutions, Goldman
                          Sachs Credit Partners L.P., as sole Lead Arranger and Syndication Agent, The Bank of New York, as
                          Administrative Agent for Lenders First Union
                          National Bank, as Documentation Agent, and Newcourt
                          Commercial Finance Corporation, as Collateral Agent.
                          Forbearance until August 15, 2000

              10.5 Limited Waiver regarding certain closing conditions dated as of April 13, 2000 by and between e.spire and The Huff Alternative Income Fund, L.P. ("Huff"),
                          (ii) Greenwich Street Capital Partners II, L.P.,
                          GSCP Offshore Fund, L.P., Greenwich Fund, L.P.,
                          Greenwich Street Employees Fund, L.P. and TRV
                          Executive Fund, L.P. (together, "Greenwich Street") and (iii) the Honeywell International Inc. Master
                          Retirement Fund ("Honeywell", together with Huff and
                          Greenwich Street, the "Investors")

              10.6 Amendment regarding filing of Proxy Statement dated as of April 13, 2000 by and between e.spire and The
                          Huff Alternative Income Fund, L.P. ("Huff"), (ii)
                          Greenwich Street Capital Partners II, L.P., GSCP

                            Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich
                            Street Employees Fund, L.P. and TRV Executive Fund,
                            L.P. (together, "Greenwich Street") and (iii) the
                            Honeywell International Inc. Master Retirement Fund
                            ("Honeywell", together with Huff and Greenwich
                            Street, the "Investors")

               27           Financial Data Schedule

               99           Supplemental Financial Information

(b)  Reports on Form 8-K

         On July 12, 2000, e.spire filed a Current Report on Form 8-K announcing that its Interim Chief Financial Officer, Bradley E. Sparks accepted the position on a permanent basis. Also, the Company announced the appointment of Donald W. Bush as its Treasurer.

         On July 24, 2000, e.spire filed a Current Report on Form 8-K announcing that it and its syndicated bank group have signed the final terms for an amendment to its Senior Secured Credit Facility, executed in August 1999. e.spire expects to prepare the documentation, completing the amendment, in the next few weeks, at which time the specific terms will be made public.

         On July 31, 2000, e.spire filed a Current Report on Form 8-K announcing its earnings for the quarter ended June 30, 2000.

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

                                              E.SPIRE Communications, Inc.
                                              ----------------------------
                                              (Registrant)

                                    By:       /s/ GEORGE F. SCHMITT
                                              ---------------------
                                              George F. Schmitt,
                                              Chairman of the Board of
                                              Directors
                                              And Interim Chief Executive
                                              Officer

                                              Date: August 14, 2000

                                    By:       /s/ BRADLEY E. SPARKS
                                              ---------------------
                                              Bradley E. Sparks,
                                              Chief Financial Officer


                                              Date: August 14, 2000


                               INDEX OF EXHIBITS

   EXHIBIT NO.                             DESCRIPTION                                PAGE NO.
---------------   -------------------------------------------------------------      ---------
      10.1        Limited Waiver to the $200  Million Senior Secured Credit             E-1
                  Facility dated as of April 13, 2000, by and among e.spire
                  Communications, Inc., and its affiliates, the financial
                  institutions Goldman Sachs Credit Partners L.P., as sole Lead
                  Arranger and Syndication Agent, The Bank of New York, as
                  Administrative Agent for Lenders First Union National Bank,
                  as Documentation Agent, and Newcourt Commercial Finance
                  Corporation, as Collateral Agent


                  Forbearance until June 15, 2000

      10.2        Limited Waiver to the $200 Million Senior Secured Credit              E-2
                  Facility dated as of June 14, 2000, by and among e.spire
                  Communications, Inc., and its affiliates, the financial
                  institutions Goldman Sachs Credit Partners L.P., as sole Lead
                  Arranger and Syndication Agent, The Bank of New York, as
                  Administrative Agent for Lenders First Union National Bank,
                  as Documentation Agent, and Newcourt Commercial Finance
                  Corporation, as Collateral Agent . Forbearance until July 10,
                  2000

      10.3        Limited Waiver to the $200 Million Senior Secured Credit              E-3
                  Facility dated as of July 10, 2000, by and among e.spire
                  Communications, Inc., and its affiliates, the financial
                  institutions Goldman Sachs Credit Partners L.P., as sole Lead
                  Arranger and Syndication Agent, The Bank of New York, as
                  Administrative Agent for Lenders First Union National Bank,
                  as Documentation Agent, and Newcourt Commercial Finance
                  Corporation, as Collateral Agent. Forbearance until July 14,
                  2000


      10.4        Limited Waiver to the $200 Million Senior Secured Credit              E-4
                  Facility dated as of July 14, 2000, by and among e.spire
                  Communications, Inc., and its affiliates, the financial
                  institutions Goldman Sachs Credit Partners L.P., as sole Lead
                  Arranger and Syndication Agent, The Bank of New York, as
                  Administrative Agent for Lenders First Union National Bank,
                  as Documentation Agent, and Newcourt Commercial Finance
                  Corporation, as Collateral Agent. Forbearance until August
                  15, 2000

      10.5        Limited Waiver regarding certain closing conditions dated as          E-5
                  of April 13, 2000 by and between e.spire and The Huff
                  Alternative Income Fund, L.P. ("Huff"), (ii) Greenwich Street
                  Capital Partners II, L.P., GSCP Offshore Fund, L.P.,
                  Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P.
                  and TRV Executive Fund, L.P. (together, "Greenwich Street")
                  and (iii) the Honeywell International Inc. Master Retirement
                  Fund ("Honeywell", together with Huff and Greenwich Street, the "Investors")

      10.6        Amendment regarding filing of Proxy Statement dated as of             E-6
                  April 13, 2000 by and between e.spire and The Huff
                  Alternative Income Fund, L.P. ("Huff"), (ii) Greenwich Street
                  Capital Partners II, L.P., GSCP Offshore Fund, L.P.,
                  Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P.
                  and TRV Executive Fund, L.P. (together, "Greenwich Street")
                  and (iii) the Honeywell International Inc. Master Retirement
                  Fund ("Honeywell", together with Huff and Greenwich Street, the "Investors")



                  letter

       27         Financial Data Schedules                                              E-9

       99         Supplemental Financial Information                                    E-10