Form 10-Q
period 2000-09-30
E SPIRE COMMUNICATIONS INC
filed 2000-11-14
CIK 932140

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           ---------------------------

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:
             SEPTEMBER 30, 2000

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

     The number of shares at e.spire Common Stock, Par Value $0.01 outstanding on November 1, 2000 was 54,837,353.


================================================================================
                          e.spire COMMUNICATIONS, INC.

                                   FORM 10 - Q

                                      INDEX


                            PART I. FINANCIAL INFORMATION
Item 1.             Financial Statements

                    Condensed Consolidated Balance Sheets - September 30, 2000
                         (unaudited) and December 31, 1999                                     3
                    Unaudited Condensed Consolidated Statements of Operations -
                         Three and Nine Months Ended September 30, 2000 and 1999               4
                    Unaudited Condensed Consolidated Statements of Cash Flows -
                         Nine Months Ended September 30, 2000 and 1999                         5
                    Notes to Unaudited Condensed Consolidated Interim Financial
                         Statements                                                            6
Item 2.             Management's Discussion and Analysis of Financial Condition
                         and Results of Operations                                            11
Item 3.             Quantitative and Qualitative Disclosures about Market Risk                18

                              PART II. OTHER INFORMATION

Item 1.             Legal Proceedings                                                         19
Item 2.             Changes in Securities                                                     19
Item 5.             Other Information                                                         19
Item 6.             Exhibits and Reports on Form 8-K                                          20
Signatures                                                                                    21
Index of Exhibits                                                                             22

                          PART I. FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                          e.spire COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                                              2000                1999
                                                                                       -----------------     ---------------
                                                                                          (UNAUDITED)
                                ASSETS
Current Assets:
    Cash and cash equivalents                                                             $    43,557           $     62,525
    Restricted cash and investments                                                             2,587                 18,754
    Trade accounts receivable, net of allowance for doubtful accounts of $27,299 and $28,707 at September 30, 2000 and December 31,
      1999, respectively                                                                      123,460                 97,238
    Unbilled revenue                                                                            4,311                 14,032
    Other current assets                                                                        6,867                  9,435
                                                                                          -----------           ------------
     Total current assets                                                                     180,782                201,984
                                                                                          -----------           ------------
Inventory, networks, equipment and furniture, gross                                           942,327                848,698
    Less: accumulated depreciation and amortization                                          (242,811)              (166,224)
                                                                                          -----------           ------------
                                                                                              699,516                682,474
Deferred financing fees, net of accumulated amortization of $17,861
    and $13,246 at September 30, 2000 and December 31, 1999, respectively                      40,049                 44,660
Intangible assets, net of accumulated amortization of
    $13,439  and $11,203 at September 30, 2000 and December 31, 1999,
    respectively                                                                                5,215                  7,452
Other assets                                                                                    7,213                  4,672
                                                                                          -----------           ------------
     Total assets                                                                         $   932,775           $    941,242
                                                                                          ===========           ============
       LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Notes payable - current portion                                                       $        -            $    164,000
    Obligations under capital leases - current portion                                         11,724                  9,932
    Accounts payable                                                                           63,226                 46,106
    Accrued employee costs                                                                     11,045                  5,262
    Other accrued liabilities                                                                  22,280                 15,995
    Accrued interest                                                                            6,472                 14,344
                                                                                          -----------           ------------
     Total current liabilities                                                                114,747                255,639
                                                                                          -----------           ------------
Long-Term Liabilities:
    Notes payable, less current portion                                                       937,097                749,406
    Obligations under capital leases, less current portion                                     35,720                 46,786
    Other long-term liabilities                                                                23,614                  9,010
                                                                                          -----------           ------------
     Total liabilities                                                                      1,111,178              1,060,841
                                                                                          -----------           ------------
Redeemable stock:
    14 3/4% Redeemable Preferred Stock due 2008                                               101,170                 87,051
    12 3/4% Junior Redeemable Preferred Stock due 2009                                        214,293                194,545
                                                                                          -----------           ------------
     Total redeemable stock                                                                   315,463                281,596

Stockholders' deficit:
    Series A Convertible Preferred Stock, $1 par value, 250,000 shares authorized, 81,177 and 0 shares, respectively, issued and
       outstanding                                                                                 81                     -
    Exchangeable Preferred Stock, $1 par value, 50,000 shares
       Authorized, 50,000 and 0 shares, respectively, issued and
       outstanding                                                                                 50                     -
    Common Stock, $0.01 par value, 125,000,000 shares authorized,
       53,325,841 and 51,149,825 shares, respectively, issued and
       Outstanding                                                                                533                    511
    Additional paid-in capital                                                                359,190                236,577
    Accumulated deficit                                                                      (853,720)              (638,283)
                                                                                          -----------           ------------
Total stockholders' deficit                                                                  (493,866)              (401,195)
                                                                                          -----------           ------------
Total liabilities, redeemable stock and stockholders' deficit                             $   932,775           $    941,242
                                                                                          ===========           ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30,  FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                  ----------------------------------------  ---------------------------------------
                                                        2000                    1999             2000                   1999
                                                  -------------------  -------------------  ------------------  -------------------
  Revenues:
         Telecommunications services                $      58,027           $      39,125    $     167,770           $     112,068
         Network technologies services                     26,629                  19,655           61,010                  56,260
         Internet services                                  7,135                   6,336           21,474                  18,181
                                                    -------------           -------------    -------------           -------------
  Total revenues                                           91,791                  65,116          250,254                 186,509

  Cost of sales:
         Telecommunications services, excluding
             noncash stock compensation of
             $462, $495, $728 and $1,488,
             respectively                                  31,088                  28,286          102,735                  79,590

         Network technologies services,
             excluding noncash stock compensation
             of $290, $177, $633 and $509,
             respectively                                  15,238                  10,170           35,117                  30,051
         Internet services                                  3,363                   2,884           10,525                   8,197
                                                    -------------           -------------    -------------           -------------
  Total cost of sales                                      49,689                  41,340          148,377                 117,838

  Gross margin:
         Telecommunications services                       26,939                  10,839           65,035                  32,478
         Network technologies services                     11,391                   9,485           25,893                  26,209
         Internet services                                  3,772                   3,452           10,949                   9,984
                                                    -------------           -------------    -------------           -------------
  Total gross margin                                       42,102                  23,776          101,877                  68,671

  Operating expenses:
         Selling, general and administrative,
             excluding noncash stock compensation
             of $2,605 $1,712, $4,938 and $5,580,
             respectively                                  46,489                  45,494          139,050                 119,547
         Noncash stock compensation expense                 3,357                   2,384            6,299                   7,577
         Depreciation and amortization                     25,409                  25,362           83,174                  69,039
                                                    -------------           -------------    -------------           -------------
  Total operating expenses                                 75,255                  73,240          228,523                 196,163

  Loss from operations                                    (33,153)                (49,464)        (126,646)               (127,492)

  Nonoperating income/expense:
         Interest and other income                         (1,006)                 (1,791)          (4,241)                 (9,309)
         Interest and other expense                        32,424                  24,310           93,030                  70,365
                                                    -------------           -------------    -------------           -------------

  Net loss                                                (64,571)                (71,983)        (215,435)               (188,548)

  Preferred stock dividends, accretion
      and beneficial conversion                            13,128                  10,305           61,980                  30,002
                                                    -------------           -------------    -------------           -------------

  Net loss applicable to common
      stockholders                                  $     (77,699)          $     (82,288)   $    (277,415)          $    (218,550)
                                                    =============           =============    =============           =============

  Basic and diluted net loss per
      common share                                  $       (1.44)          $       (1.64)   $       (5.27)          $       (4.41)
                                                    =============           =============    =============           =============

  Weighted average number of
      common shares outstanding                        53,782,946              50,267,001       52,602,306              49,550,227
                                                    =============           =============    =============           =============

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 2000                         1999
                                                                      -----------------------------------------------------
Cash flows from operating activities:
Net loss                                                                      $  (215,435)                 $  (188,548)
Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                               83,174                       69,039
       Interest deferral and accretion                                             48,691                       43,373
       Amortization of deferred financing fees                                      4,615                        3,894
       Noncash stock compensation                                                   6,299                        7,577
       Non-monetary revenue                                                             -                      (17,958)
       Changes in operating assets and liabilities:
             Trade accounts receivable                                            (16,501)                     (43,852)
             Other current assets                                                    (670)                       3,043
             Other assets                                                            (109)                        (747)
             Accounts payable                                                      17,120                        2,280
             Other liabilities                                                     14,724                        1,043
                                                                              -----------                  -----------
Net cash used in operating activities                                             (58,092)                    (120,856)

Cash flows from investing activities:
       Release of restricted cash and investments related to
         network activities                                                         1,042                        2,139
       Other assets - non operating                                                (2,432)                          -
       Payments for networks, equipment and furniture                             (96,184)                    (229,741)
                                                                              -----------                  -----------
Net cash used in investing activities                                             (97,574)                    (227,602)

Cash flows from financing activities:
       Issuance of notes payable                                                       -                       110,000
       Payment of notes payable                                                   (25,000)                     (34,563)
       Issuance of preferred stock and warrants                                   150,665                           -
       Costs associated with preferred stock issuance                              (1,952)                          -
       Payment of dividends for preferred stock                                       (96)                         (85)
       Payment of lease obligation                                                 (7,821)                      (5,242)
       Payment of deferred financing fees                                              (4)                      (7,397)
       Release of restricted cash and investments related to
         financing activities                                                      15,125                       25,268
       Exercise of warrants, options and other financing activities                 5,781                        6,118
                                                                              -----------                  -----------
Net cash provided by financing activities                                         136,698                       94,099
                                                                              -----------                  -----------

Net decrease in cash & cash equivalents                                           (18,968)                    (254,359)
Cash and cash equivalents - beginning of period                                    62,525                      328,758
                                                                              ===========                  ===========
Cash and cash equivalents - end of period                                     $    43,557                  $    74,399
                                                                              ===========                  ===========

Supplemental disclosure of cash flow information:
       Interest paid                                                          $    47,416                  $    35,207
       Assets acquired under capital lease                                    $       285                  $    19,902
       Dividends declared on preferred stock                                  $    31,230                  $    27,348
       Increase in intangibles                                                $         -                  $        14
       Accrual of stock bonuses                                               $     4,000                  $     6,077

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

     The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2000 and 1999, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the Company's financial position, results of operations and cash flows as of September 30, 2000, and for all periods presented, have been made. Certain amounts in the 1999 condensed consolidated statements have been reclassified to conform to the 2000 presentation. Operating results for the three and nine months ended September 30, 2000, are not necessarily indicative of the operating results for the full year.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH AND INVESTMENTS

     The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $2,587,000 at September 30, 2000, and $3,629,000 at December 31, 1999. The face amount of all bonds and letters of credit is approximately $15,395,000 as of September 30, 2000, and $21,559,000 as of December 31, 1999.

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

NOTE 3: RISKS AND UNCERTAINTIES

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

     The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. During the third quarter of 2000, the Company began making cash interest payments from operating funds on its 2007 Senior Notes and Senior Secured Credit Facility. In addition, the Company made principal payments on the Senior Secured Credit Facility during the third quarter of 2000. The total amount of these payments was $25 million. The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, acquire additional credit facilities, sell additional debt securities, or sell certain Company assets, some of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition. On September 19, 2000 we entered into purchase agreements with the Huff Alternative Income Fund, L.P. ("Huff"), Greenwich Street Capital Partners II, L.P., and Honeywell International Inc. Master Retirement Fund to sell up to $124.3 million of convertible preferred stock, common stock or warrants which are convertible or exercisable into our common stock once we obtain shareholder approval authorizing such issuance. Of this amount, we issued $50 million of securities in the form of exchangeable preferred stock on September 19, 2000. In connection with such issuance we will issue an aggregate of 893,523 transaction fee warrants to the purchasers of the exchangeable preferred stock. The exchangeable preferred stock is exchangeable at our option into convertible preferred stock, common stock or warrants, the exchange of which may be subject to shareholder approval. At the time of exchange, Huff may designate which type of security will be issued. Each warrant will be initially exercisable for one share of Common Stock (at an initial exercise price of $.01). The warrants will automatically expire on the tenth anniversary after the date they are issued.
We will issue an additional 1,327,775 transaction fee warrants that are exercisable into common stock to the purchasers simultaneously with the closing of each future sale of the securities under those purchase agreements. The stockholders' obligation to provide such financing will be subject to certain conditions, which include, but are not limited to, receiving shareholder approval, the absence of any material adverse change or certain debt covenant violations under the Senior Secured Credit Facilities ("Credit Facilities"). Management believes that the Company's current cash resources, together with amounts expected to be available pursuant to the funding commitments described above, will be sufficient to fund the Company's continuing negative cash flow and required capital expenditures through the first quarter of 2001. If required, the Company also believes that it could raise additional funds from the sale of certain assets, which are not essential to the Company's core operations.

     The Credit Facilities contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. On September 20, 2000, the Company finalized the First Amended and Restated Senior Secured Credit Facilities with its syndicated bank group. The Company and the lenders amended and restated its Credit Facilities to, among other things, replace certain financial covenants and to amend those in place in a manner that we believe will allow for future compliance by e.spire. Going forward, it may be necessary for the Company to draw against investor equity commitments in order to maintain compliance under the amendments to the financial covenants contained in the amended Credit Facility. As part of the agreement with the lenders, the Company paid $15 million of the facility's principal on July 14, 2000 and paid an additional $10 million of the facility's principal on September 20, 2000, at the final closing of the amendment. As of September 30, 2000, the Company was in compliance with the covenants to the First Amended and Restated Senior Secured Credit Facility.

b) RECIPROCAL COMPENSATION

     The Company has recorded net revenue of approximately $13.5 million and $42.0 million, respectively, for the three and nine months ended September 30, 2000 and approximately $13.6 million and $32.4 million for the same periods of 1999 for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers ("ISPs"), from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. Some ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), rulings by commercial arbitrators, or negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, six U.S. District Court decisions and three federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic.

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

     Since the issuance of the FCC's decision on February 25, 1999, at least twenty-three state public utility commissions ("PUCs"), have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements.

     On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The court found that the FCC did not provide an adequate basis for its February 1999 decision that the reciprocal compensation provisions of the Telecommunications Act and that the FCC rules did not apply to ISP traffic. The Company does not believe that the Circuit Court's decision will adversely affect the state decisions noted above with respect to reciprocal compensation. The decision does, however, create some uncertainty, and there can be no assurance that future FCC or state rulings will be favorable to the Company. The Company has participated in a number of regulatory proceedings that address the obligation of the ILECs to pay the Company reciprocal compensation for ISP-bound traffic under the Company's interconnection agreements. These proceedings include complaint proceedings brought by the Company against individual ILECs for failure to pay reciprocal compensation under the terms of a current interconnection agreement, generic state commission proceedings concerning the obligations of ILECs to pay reciprocal compensation to CLECs and arbitration proceedings before state commissions addressing the payment of reciprocal compensation on a prospective basis under new interconnection agreements.

     In January 2000, a commercial arbitrator awarded e.spire damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process of obtaining a further award through at least August, 2000. In February 2000, a commercial arbitrator granted e.spire the right to recover $14.2 million from BellSouth, representing reciprocal compensation and accrued interest through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. e.spire has subsequently collected these amounts. e.spire also received favorable decisions from the PUCs in Georgia and Florida. BellSouth appealed both decisions, but e.spire settled the appeals on favorable terms. e.spire also recently settled a similar collection complaint in Kentucky. e.spire has collected these Georgia, Florida and Kentucky settlement amounts.

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

     The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $40.1 million at September 30, 2000, net of allowances. The allowances are determined based on a state-by-state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, and that future reciprocal compensation will be realized, although the timing of receipts cannot be predicted at this time.

     Certain of the Company's interconnection agreements with the ILECs have expired or will soon expire. The Company believes that there is substantial risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, will be significantly lower than current rates. Certain ILECs have contested espire local usage measurements and such usage disputes may become more prevalent in the future. In addition, legislation has been introduced in Congress that would eliminate reciprocal compensation and mandate "bill and keep" compensation for local traffic bound for ISPs. Such legislation, if passed and signed into law, could substantially reduce e.spire's reciprocal compensation revenues. This would not effect accounts receivable under current interconnection agreements.

c) LAWSUITS

     Ten putative shareholder class action lawsuits were filed against the Company and three of its former officers and two of its former directors on or after April 20, 2000. The lawsuits have since been consolidated in a single lawsuit that purports to be a class action filed on behalf of purchasers of the common stock of the company during the period from August 12, 1999 through March 30, 2000. Plaintiff alleges that defendants made false and misleading statements about the Company's financial condition, revenues, expenses, and results of operations, in violation of federal securities laws. While the outcome of the claims against the Company cannot be predicted with certainty, the Company believes that Plaintiff's claims have no basis and intends to vigorously defend the action.

     In addition, the Company and its subsidiaries are currently parties to other routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the company. The company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies

d)   OTHER

     One of the customers of our wholly owned subsidiary, ACSI NT, recently announced that it was experiencing liquidity problems and has filed for protection under applicable bankruptcy laws. As of September 30, 2000, we have receivables from this customer totaling approximately $2.0 million. The customer sold its assets to a purchaser who agreed to assume ACSI NT's agreement with the customer and pay ACSI NT the amount due and owing under the agreement less any amounts the customer disputes. Currently, there are outstanding disputes. ACSI NT intends to vigorously defend any such disputes and expects to recover a significant portion of the debt. The outcome of such dispute is uncertain. Based on an analysis of information currently available to us, we believe that we have adequately reserved for our exposure to loss related to this receivable.

NOTE 4: FINANCING ACTIVITIES

     To date, the Company has funded the construction of its networks and its operations with external financings, as described in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

     On September 20, 2000, the Company announced that it had signed purchase agreements with the Huff Alternative Income Fund, L.P., Greenwich Street Capital Partners II, L.P., and Honeywell International Inc. Master Retirement Fund for a total of $125 million in equity funding. These investors have committed to purchases of approximately $125 million of Junior Securities, pending shareholder approval. Of this amount $50 million of Exchangeable Preferred Stock was issued on September 19, 2000. The Exchangeable Preferred Stock is exchangeable at the option of the Company into Purchaser Junior Securities that includes preferred stock, warrants or common stock (based upon the accreted amount that includes accrued but unpaid dividends at the purchase price on the date of the closing of such Purchaser Junior Securities), the exchange of which may be subject to shareholder approval. At the time of exchange, Huff may designate which type of security will be issued. An aggregate of 893,523 transaction fee warrants will be issued in connection with the issuance of the exchangeable preferred stock. Each warrant will be initially exercisable for one share of Common Stock (at an initial exercise price of $.01). The warrants will automatically expire on the tenth anniversary after the date they are issued. Dividends accrue from the date of issuance, are cumulative and are payable quarterly in arrears, in shares of its Exchangeable Preferred Stock, at a per annum rate of 30% of $1,000 (the "stated value"), plus the accrued but unpaid dividends thereon. Dividends are cumulative and shall accrue whether or not the Company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by the Company. Dividends are payable only when and if declared by the Company; provided that all accrued but unpaid dividends on any share must be paid by the Company upon the exchange of such share of exchangeable preferred stock. The exchangeable preferred stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. A proxy soliciting shareholder approval has been distributed and a shareholders meeting is scheduled to be held on November 16, 2000. When approval is received, the Company expects that these investors and other investors will purchase the remaining $75 million in preferred stock as funding is needed by the Company.

     Concurrently, the Company finalized the First Amended and Restated Senior Secured Credit Facilities with its syndicated bank group as discussed in the Liquidity and Capital Resources section below.

NOTE 5: NEW ACCOUNTING PRONOUNCEMENTS

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101-Revenue Recognition in Financial Statements. This SAB expresses the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company can apply the accounting and disclosure requirements of this SAB retrospectively, or may report a change in accounting principle as of January 1, 2000 no later than the quarter beginning October 1, 2000. Management is currently evaluating whether SAB No. 101 will have an impact on the Company's revenue recognition for installation and other up-front fees.

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

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB
25. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998 or January 12, 2000. FIN 44 did not have a material affect on its financial position or results of operations.

NOTE 6: SEGMENT REPORTING

     During 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has identified three reportable segments: Telecommunications, Internet services and Network Technologies. The Telecommunications segment provides special access, local switched voice, and data transmission over the Company's own facilities and on a resale basis. Internet services provides Internet, high-speed data communications and web-hosting services. The Network Technologies segment offers fiber optic network design, project management and construction services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

     The Company evaluates the performance of each segment based on revenues from third parties and gross margin, which are separately disclosed on the condensed consolidated statement of operations for Telecommunications services, Network Technologies and Internet services. The reportable total assets for Telecommunications services, Internet services and Network Technologies services are approximately $738.5 million, $18.7 million and $175.6 million, respectively, at September 30, 2000. Network Technologies services assets primarily consist of accounts receivable, inventory, networks, equipment and furniture that are specifically identifiable with Network Technologies.

NOTE 7: SUBSEQUENT EVENTS

     In September, the Company announced that its Internet subsidiary CyberGate, Inc. entered into an agreement to sell its dial-up customer base to EarthLink, Inc., a leading Internet service provider (ISP). This agreement was entered into during the third quarter of 2000, but the Company will not record this transaction until it is consummated, which is expected to occur in the fourth quarter of 2000. As part of this transaction, the Company expects to record a gain which will be subject to final determination of the purchase price.

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

OVERVIEW

     e.spire Communications, Inc. is a facilities-based integrated communications provider, primarily serving the business customer. Established in 1993, e.spire provides a choice of telecommunications services. Since the passage of the Telecommunications Act of 1996, which encourages competition in the industry, we have continued to build and enhance our broadband networks and introduce products and services that meet the ever-changing demands of doing business in the networked economy.

     As a competitive local exchange carrier, or CLEC, we offer a combination of local, long distance, dedicated Internet access, and advanced data services, including frame relay and asynchronous transfer mode also known as ATM, delivered over our own fiber optic networks. Because we deliver our services over our own networks and supporting switching and routing equipment, we can offer our customers integrated solutions at competitive prices.

     We own and operate fiber networks in 38 metropolitan markets, 28 of which are supported by Class 5 voice switches, data switches, and carrier-grade Internet routers. We also have a 194-mile long-haul network between New York and Northern Virginia, connecting the New York, Philadelphia, Baltimore, Washington, DC/Northern Virginia markets, and a nationwide Tier-1 Internet network that supports our advanced, high-speed data applications. As of September 30, 2000, in addition to the 28 voice switches, our network was comprised of 3,883 route miles, 47 ATM switches, 55 routers, and approximately 26,000 backbone long haul miles in a leased coast-to-coast data network.

     Our customers are typically small- to medium-sized business customers whose offices require 10 to 100 telephone lines and which can benefit from our portfolio of e.spire XpressLink integrated products and services. e.spire XpressLink products integrate, or bundle traditional voice services, including local, long distance, toll-free, and custom calling, with frame relay or high-speed dedicated Internet service. These services are typically carried to and from the customer's office location and e.spire's local fiber network over a single T-1 access platform. e.spire can provide a pre-packaged bundle of services or a customized solution, whichever is best for the customer. As the customer's business grows, it can easily add voice lines and services, such as custom-calling features, or high-speed data lines and services. We believe that businesses that choose to combine voice and data traffic on the e.spire network save on their communications costs. The combination of services improves the efficiency of T-1 access facilities and, thus, also reduces our costs of doing business.

     As part of our business plan, we are expanding our sales, marketing, customer care, and operations support systems capabilities, and we have completed the elimination of our low-margin resale business. We announced in late 1998 that we would no longer resell access lines, and throughout 1999 and 2000 continued to execute this strategy. The development of our business and the construction, acquisition, and expansion of our networks will require significant capital expenditures. A substantial portion of these costs is incurred before realization of revenues. These costs, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as our customer base grows, we expect incremental revenues can be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. We have made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases capital expenditures and operating losses. However, we believe that over the long term this strategy will enhance our financial performance by increasing the traffic flow over our network.

     In addition to our core telecom, or CLEC business described above, e.spire has two subsidiaries, ACSI Network Technologies, Inc. and Cyber Gate, Inc. They operate separately but compliment the CLEC business.

     Our subsidiary ACSI Network Technologies, Inc. provides optical fiber infrastructure solutions and strategic network design services for organizations deploying networks in major metropolitan cities throughout the United States. Customers include local governments, corporations, and other communications providers.

     e.spire also provides Web hosting services through its subsidiary CyberGate, Inc. and CyberGate's subsidiary, ValueWeb. CyberGate moved in January 2000 to new offices in Fort Lauderdale, FL, featuring a state-of-the-art data center. The new facility accommodates additional employees and the equipment necessary for business growth in the areas of colocation, dedicated server, and application hosting services. The new facility is connected to e.spire's local area network in South Florida. CyberGate previously offered dial-up Internet access as well as web hosting services. In September 2000, e.spire entered into an agreement to sell CyberGate's dial-up customer base to EarthLink, Inc., a leading ISP. This was a strategic move that will enable us to focus on our higher-margin Web hosting business.

RESULTS OF OPERATIONS

REVENUES

     The Company reported an increase in total revenues of $26.7 million, or 41%, to $91.8 million for the three months ended September 30, 2000, compared with revenues of $65.1 million for the three months ended September 30, 1999, as discussed below. For the nine months ended September 30, 2000, total revenues increased $63.8 million, or 34%, to $250.3 million from $186.5 million for the same period of 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

     The Company reported an increase in Telecommunications services revenues of $18.9 million, or 48%, to $58.0 million for the quarter ended September 30, 2000, compared with revenues of $39.1 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, telecommunications services revenues increased $55.7 million, or 50% to $167.8 million from $112.1 million for the nine months ended September 30, 1999. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data products. The increase in revenues was primarily attributable to the Company's greater presence in its markets, an expanded customer base and increases in offerings to our existing customers. The revenue increase was partially due to increased reciprocal compensation revenue as discussed below and increases in the Company's other service offerings such as special access, on-net switched and data services. Also, these increases in revenues were partially offset by a decrease in resale revenue due to the Company's elimination of its switched resale portfolio.

     Included in Telecommunications services revenues is reciprocal compensation of approximately $13.5 million and $13.6 million, for the three months ended September 30, 2000 and 1999, respectively and approximately $42.0 million and $32.4 million for the nine months ended September 30, 2000 and 1999, respectively. Reciprocal compensation relates to the transport and termination of local traffic, primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. As of September 30, 2000, the Company has received payments of approximately $64.7 million for reciprocal compensation. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. In February 1999, the FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature." The FCC also found that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. On March 24, 2000, the United States Court of

Appeals for the District of Columbia Circuit vacated and remanded the FCC's decision on the grounds that the FCC did not provide an adequate basis for its decision that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic, and remanded further consideration. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation from BellSouth in those states. BellSouth appealed those decisions, but e.spire settled the appeals on favorable terms. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect outstanding amounts from multiple ILECs. Accordingly, the Company, through its commercial arbitration awards and these recent settlements has collected all reciprocal compensation billed to BellSouth through December 31, 1999, totaling approximately $25 million. e.spire and BellSouth have also agreed to prospective reciprocal compensation rates, eliminating litigation over the ISP issue and setting new rates through December 31, 2002. Such rates are less than historical rates and decrease annually through 2002. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company and the timing of receipts cannot be predicted at this time, the Company believes that its outstanding receivables for reciprocal compensation of $40.1 million at September 30, 2000, net of allowance, are ultimately collectible.

NETWORK TECHNOLOGIES SERVICES

     Network Technologies services revenues increased $6.9 million, or 35%, to $26.6 million for the three months ended September 30, 2000, compared with revenues of $19.7 million for the three months ended September 30, 1999. The increase in revenues is attributable to the continued growth in the size and number of contracts in this operation. The majority of the 2000 revenues are related to the sale of conduit in one of the Company's markets to three major customers.

     For the nine month periods ended September 30, 2000 and 1999, Network Technologies services revenues increased $4.7 million, or 8%, to $61.0 million from $56.3 million, respectively. The increase in revenues is attributable to the increase in the size and number of contracts in this operation. The Network Technologies segment offers construction services, including the sale of conduit, fiber and IRUs on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. The Company recognized approximately $11.9 million in revenue for the nine months ended September 30, 1999 from agreements to exchange IRU of multiple fibers along certain sections of e.spire's networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the revenue for the three and nine months ended September 30, 2000, were revenues of approximately $21.8 million and $47.2 million, respectively, derived from contracts with one and three major customers, respectively. As previously discussed, under Financial Accounting Standards Board issued FASB Interpretation
(FIN) 43, the Company is required to recognize revenue for certain contracts for the provision of dark fiber IRUs entered into subsequent to June 30, 1999 as operating leases over the term of the contract. To the extent that contracts entered into by the Company in the future do not transfer title to dark fiber and related conduit, the Company's timing of recognition of revenues will continue to be deferred.

INTERNET SERVICES

     Internet services reported an increase in revenues of $0.8 million, or 13%, to $7.1 million for the quarter ended September 30, 2000, compared with revenues of $6.3 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, Internet services revenues increased $3.3 million, or 18% to $21.5 million from $18.2 million for the nine months ended September 30, 1999. Included in Internet services are revenues from Internet access and web hosting. The increase in revenues was attributable to an increase in the web hosting revenues, which was partially offset by a decrease in the Internet access revenues. Revenue in the future will consist solely of web hosting revenue as the Company entered into an agreement to sell its dial up internet customers at the end of the third quarter of 2000.

COST OF SALES

     For the quarter ended September 30, 2000, compared with the quarter ended September 30, 1999, total cost of sales increased $8.4 million, or 20%, to $49.7 million from $41.3 million for the three months ended September 30, 1999, as discussed below. Cost of sales increased $30.6 million, or 26%, to $148.4 million for the nine months ended September 30, 2000 from $117.8 million for the same period of 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

     Cost of sales for Telecommunications services increased $2.8 million, or 10%, to $31.1 million for the quarter ended September 30, 2000, from $28.3 million for the same period of 1999. For the nine months ended September 30, 2000, telecommunications services cost of sales increased $23.1 million, or 29%, to $102.7 million from $79.6 million for the nine months ended September 30, 1999. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

     Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs increased approximately $1.3 million to approximately $26.6 million for the three months ended September 30, 2000, from approximately $25.3 million for the three months ended September 30, 1999. For the nine months ended September 30, 2000, these costs increased approximately $16.3 million to $89.1 million compared with $72.8 million for the same period of 1999. These increases were offset by a credit in the amount of $1.8 million awarded to the Company in the third quarter of 2000 for the settlement of a rate dispute. Also, for the third quarter of 2000, there was a decrease in costs due to the disconnection of one major customer. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended September 30, 2000 and 1999, these costs increased approximately $1.5 million, or 50%, to approximately $4.5 million from $3.0 million, respectively. For the nine months ended September 30, 2000 and 1999, these costs increased approximately $6.8 million, or 100%, to approximately $13.6 million from $6.8 million, respectively. The increases were primarily due to increases in the number of employees.

NETWORK TECHNOLOGIES SERVICES

     Cost of sales for Network Technologies services increased $5.0 million, to approximately $15.2 million for the quarter ended September 30, 2000, compared with $10.2 million for the same period of 1999. The increase was due to the increase in the size of and number of contracts during the quarter. For the nine months ended September 30, 2000, the costs increased $5.0 million to approximately $35.1 million compared with $30.1 million for the same period of 1999. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services.

INTERNET SERVICES

     Cost of sales for Internet services increased $0.5 million, or 17%, to approximately $3.4 million for the quarter ended September 30, 2000, compared with $2.9 million for the same period of 1999. For the nine months ended September 30, 2000, cost of sales increased approximately $2.3 million, or 28%, to $10.5 million from $8.2 million for the same period of 1999. These increases were due to increased charges for domain registration associated with the increase in the web hosting customer base. The increases were partially offset by decreases in telco expenses due to the decrease in Internet access customers. This decrease in telecommunications expenses is expected to continue as the Company completed the sale of its dial-up internet customers at the end of the third quarter of 2000.

GROSS MARGIN

     For the quarter ended September 30, 2000, total gross margin increased 940 basis points to 45.9% from 36.5% for the quarter ended September 30, 1999, as discussed below. Gross margins increased 390 basis points to 40.7% for the nine months ended September 30, 2000 from 36.8% for the nine months ended September 30, 1999, as discussed below.

TELECOMMUNICATIONS SERVICES

      Telecommunications services gross margin increased 1,870 basis points to 46.4% for the quarter ended September 30, 2000 from 27.7% for the same period of 1999. For the nine months ended September 30, 2000, Telecommunications services gross margins increased 980 basis points to 38.8% from 29.0% for the same period of 1999. As discussed above, these increases were also due to a credit in the amount of $1.8 million awarded to the Company for the settlement of a rate dispute, as well as the decrease in network costs associated with a major customer whose service, which carried negligible margins, was disconnected. Furthermore, the Company continues to achieve network cost savings through negotiations with its vendors. The Company does not expect to see such significant increases in gross margin going forward.

NETWORK TECHNOLOGIES SERVICES

     Network Technologies services gross margin decreased 550 basis points to 42.8% for the three months ended September 30, 2000 from 48.3% for the three months ended September 30, 1999. The decrease is due to the mix of the conduit contracts entered into during the third quarter of 2000. For the nine months ended September 30, 2000 Network Technologies services gross margin decreased 420 basis points to 42.4% from 46.6% for the same period of 1999. The decrease is principally due to the change in mix of revenue. During the nine months ended September 30, 1999, the Company's revenue was principally from dark fiber sales.

INTERNET SERVICES

     Internet services gross margins decreased 160 basis points to 52.9% for the three months ended September 30, 2000, compared with 54.5% for the same period of 1999. For the nine months ended September 30, 2000, gross margins decreased 390 basis points to 51.0% from 54.9% for the same period of 1999. These decreases were primarily due to the Company's announced exit from providing dial-up internet services, which resulted in lower margins. Going forward, the Company will focus on its web hosting business in which the Company expects to earn higher margins.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

     For the quarter ended September 30, 2000, selling, general and administrative ("SG&A") expenses increased $1.0 million, or 2%, to $46.5 million from $45.5 million for the same period of 1999, as discussed below. SG&A expenses increased $19.6 million, or 16%, to $139.1 million for the nine months ended September 30, 2000 from $119.5 million for the same period of 1999, as discussed below.

     Included in SG&A expenses are personnel costs not directly associated with operating the Company's network, such as employee salaries, benefits and commissions. Such costs increased $1.0 million, to $17.7 million for the quarter ended September 30, 2000 from $16.7 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, these costs increased approximately $7.2 million to $53.4 million compared with $46.2 million for the same period of 1999. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. These expenses remained constant at $28.8 million for the quarter ended September 30, 2000 and for the same period of 1999. For the nine months ended September 30, 2000, these costs increased approximately $12.4 million to $85.7 million compared with $73.3 million for the same period of 1999.

     Increases in SG&A are the result of increases in the Company's personnel that are necessary to support and grow the Company's operations. Costs directly related to the increase in personnel include salaries, benefits, bonuses and commissions. Another significant portion of the SG&A increase is due to back-office expenses such as professional services costs which have been necessary to maintain and improve existing processes. In addition, increases in costs for facilities and related expenses have been incurred due to an increased number of office locations and facilities. In connection with the Company's growth in revenue, bad debt allowances have increased. The Company continues to monitor its SG&A costs on an ongoing basis to evaluate any costs that can be eliminated.

NON-CASH STOCK COMPENSATION

     Non-cash stock compensation expense increased $1.0 million, or 42%, to $3.4 million for the quarter ended September 30, 2000, from $2.4 million for the quarter ended September 30, 1999. Non-cash stock compensation expenses decreased $1.3 million, or 17%, to $6.3 million for the nine months ended September 30, 2000 from $7.6 million for the same period of 1999.

     Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $2.4 million and $2.0 million for the quarters ended September 30, 2000 and 1999, respectively, and $4.0 million and $6.1 million for the nine months ended September 30, 2000 and 1999. The cost for the compensation associated with stock option plans was approximately $0.1 million for the quarter ended September 30, 2000, and $0.4 million for the same period of 1999. For the nine months ended September 30, 2000, stock option plan costs were approximately $0.1 million compared with $1.5 million for the nine months of 1999. The decrease in costs was due to the Company's granting of stock options at fair market value. Also included in non-cash compensation for the third quarter of 2000 is $0.9 million related to a settlement agreement with a former e.spire customer.

DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expenses remained constant at $25.4 million for the quarter ended September 30, 2000 and for the same period of 1999. For the nine months ended September 30, 2000, depreciation and amortization expenses increased $14.2 million, or 21%, to $83.2 million from $69.0 million for the same period of 1999. The increase was due to an increase in gross property, plant and equipment to $942.3 million at September 30, 2000 compared with gross property, plant and equipment of $811.6 million at September 30, 1999.

INTEREST AND OTHER INCOME

     Interest and other income decreased $0.8 million, or 44%, to $1.0 million for the quarter ended September 30, 2000, from $1.8 million for the quarter ended September 30, 1999. Interest and other income decreased $5.1 million, or 55% to $4.2 million for the nine months ended September 30, 2000 from $9.3 million for the same period of 1999. The decrease in interest and other income reflects a decrease in the cash and cash equivalents and restricted cash and investments balances of $46.8 million from $92.9 million at September 30, 1999 to $46.1 million at September 30, 2000. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

     Interest and other expense increased $8.1 million, or 33%, to $32.4 million for the quarter ended September 30, 2000, from $24.3 million for the quarter ended September 30, 1999. Interest and other expense increased $22.6 million, or 32%, to $93.0 million for the nine months ended September 30, 2000 from $70.4 million for the same period of 1999. The increase was primarily due to the accrual of interest incurred in connection with the Credit Facilities, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the "2005 Notes"), the 12 3/4% Senior Discount Notes due 2006 (the "2006 Notes") and the interest expense associated with the Company's capital leases.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

     As a result of the previously discussed fluctuations in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss decreased $7.4 million, or 10%, to $64.6 million for the quarter ended September 30, 2000 from $72.0 million for the quarter ended September 30, 1999. Net loss increased $26.9 million, or 14%, to $215.4 million for the nine months ended September 30, 2000 from $188.5 million for the same period of 1999. Further, net loss applicable to common stockholders decreased $4.6 million, or 6%, to $77.7 million for the quarter ended September 30, 2000 from $82.3 million for the same period of 1999. For the nine months ended September 30, 2000, net loss applicable to common stockholders increased $58.8 million, or 27%, to $277.4 million from $218.6 million for the same period of 1999. These increases to net loss applicable to common stockholders were also affected by the preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock and to the beneficial conversion charge related to the convertible Preferred Stock issued in the first quarter of 2000.

     The Series A Convertible Preferred Stock was issued at a conversion price that was less than market price of the Company's Common Stock at the time of the funding commitment. Thus, under Emerging Issues Task Force Issue 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the Company recognized a beneficial conversion charge of $24.6 million in the first quarter of 2000. The full amount of the charge was recognized in the first quarter because the Preferred Stock was immediately convertible into Common Stock. In addition, the Company expects to incur a beneficial change of approximately $9.4 million in the fourth quarter of 2000 related to the exchangeable preferred stock issued in the third quarter of 2000, subject to shareholder approval.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's further development and enhancement of new services, the continued development, construction, expansion, operation and potential acquisition of networks will require substantial capital expenditures. The funding of these expenditures is dependent upon the Company's ability to raise substantial financing. From the Company's inception through September 30, 2000, the Company has raised net proceeds of approximately $1.5 billion from debt and equity financings. The Company's cash, cash equivalents and restricted cash decreased $35.1 million for the nine months ended September 30, 2000, due to capital expended for the expansion of the Company's infrastructure and services and to fund negative cash flow, including principal and interest payments offset by approximately $150 million capital infusion during the period. The Company expects to incur additional capital expenditures for the expansion of its infrastructure and services and to fund negative cash flow in the future. During fiscal year 2000, the Company will be required to make cash interest payments on its 2007 Senior Notes and cash interest and principal payments on its Senior Secured Credit Facility. At September 30, 2000, the Company had approximately $43.6 million of cash and cash equivalents available for such purposes. On September 19, 2000 we entered into purchase agreements with the Huff Alternative Income Fund, L.P., Greenwich Street Capital Partners II, L.P., and Honeywell International Inc. Master Retirement Fund to sell up to $124.3 million of convertible preferred stock, common stock or warrants which are convertible or exercisable into our common stock, once we obtain shareholder approval authorizing such issuance. Of this amount, we issued $50 million of securities in the form of exchangeable preferred stock on September 19, 2000.

The Exchangeable Preferred Stock is exchangeable at the option of the company into Purchaser Junior Securities that includes preferred stock, warrants or common stock (based upon the accreted amount that includes accrued but unpaid dividends at the purchase price on the date of the closing of such Purchaser Junior Securities), the exchange of which may be subject to shareholder approval. At the time of exchange, Huff will designate which type of security will be issued. An aggregate of 893,523 transaction fee warrants will be issued in connection with the issuance of the exchangeable preferred stock. We will issue an additional 1,327,775 transaction fee warrants that are exercisable into common stock to the purchasers simultaneously with the closing of each sale of the securities under those purchase agreements. Each warrant will be intially exercisable for one share of Common Stock (at an initial exercise price of $.01). The warrants will automatically expire on the tenth anniversity after the date they are issued. Dividends accrue from the date of issuance, are cumulative and are payable quarterly in arrears, in additional shares of Exchangeable Preferred Stock, at a per annum rate of 30% of $1,000 (the "stated value"), plus the accrued but unpaid dividends thereon. Dividends are cumulative and shall accrue whether or not the company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by the company. Dividends are payable only when and if declared by the company; provided that all accrued but unpaid dividends on any share must be paid by the company upon the exchange of such share of exchangeable preferred stock. The exchangeable preferred stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock.

     The stockholders' obligation to provide future financings under the September 19, 2000 will be subject to certain conditions which include, but are not limited to, receiving shareholder approval, the absence of any material adverse change and satisfaction of certain debt covenants under the Credit Facilities. A proxy soliciting shareholder approval has been distributed and a shareholders meeting is scheduled to be held on November 16, 2000. When approval is received, the Company expects these investors and other investors will purchase the remaining $75 million in Junior Securities as funding is needed by the Company. In connection with the issuance of the Exchangeable Preferred Stock, the Company has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of the Company's 12 3/4% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% preferred stock.

     On March 3, 2000, e.spire completed a private offering of 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants with Greenwich Street Capital Partners II, L.P., The Huff Alternative Income Fund, L.P. and Honeywell International Inc. Master Retirement Trust, and received $100.7 million in proceeds therefrom. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. Dividends on the Series A Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a per annum rate of 7% of $1,000 (the "stated value"), plus the accrued but unpaid dividends thereon, subject to an adjustment in the dividend rate to 15% upon the occurrence of certain events and to 20% upon a change of control. Dividends on the convertible preferred stock are cumulative and shall accrue whether or not the company has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by the Company. Dividends on the convertible preferred stock are payable only when and if declared by the Company; provided that all accrued but unpaid dividends on any share of convertible preferred stock must be paid by the Company upon the conversion of such share of convertible preferred stock. The Series A Convertible Preferred Stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. All dividends will be paid by the Company in shares of its Common Stock equal to accrued dividends divided by a rate equal to the effective conversion price described above or, if no shareholder approval has been obtained, the closing price of the common stock on March 6, 2000 ($13.44). In connection with the issuance of the Series A Convertible Preferred Stock, the Company has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of the Company's 12 3/4% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% preferred stock.

     On August 12, 1999, the Company entered into the Credit Facilities which consisted of a $35 million revolver, a $55 million multiple draw term loan, each with a 6.5 year maturity, and a $110 million term loan with a 7 year maturity. In conjunction with the Credit Facilities, the Company retired a $35 million credit facility with Newcourt Commercial Finance Corporation on August 12, 1999. On September 20, 2000 the Credit Facility was amended as discussed below.

          Pursuant to the amendment and restatement of the credit facility on September 19, 2000, all commitments to make additional loans under the credit facility were canceled. The series A revolving loans repaid in connection with the amended and restated credit facility were no longer permitted to be re-borrowed and the company prepaid $25 million of loans outstanding under the credit facility during the third quarter of 2000. After such prepayments, there were $139 million of loans outstanding under the amended and restated credit facility which includes the series A revolving loans of $35 million, series B term loans of $4.3 million and series C term loans of $99.7 million. The Company also agreed to pay a .5% point increase in interest rates. The amendment and restatement of our credit agreement required us to pay a restructuring fee equal to 1.25% of the aggregate principal amount of loans outstanding thereunder, 1.00% of which was paid in cash on the effective date of the amended and restated credit facility and the remaining .25% of which was paid from net asset sale proceeds received following the effective date of the amended and restated credit facility.

          The company and the lenders amended and restated our credit facility to, among other things, replace certain financial covenants and to amend those that remain in place in a manner that we believe will allow for future compliance by the company. The covenants include without limitation, adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, capital expenditures, minimum cash balance requirements, and maintaining certain totals of combined voice, data and ISP lines. The amended and restated credit facility is subject to mandatory prepayment provisions in amounts equal to (i) net insurance/condemnation proceeds, (ii) the net proceeds of the sale or other disposition of any of our assets, subject to specified exceptions, provided however, e.spire may retain under certain conditions fifty percent of the net proceeds for reinvestment in telecommunications assets, and (iii) seventy percent of our consolidated excess cash flow for each fiscal year commencing with the 2002 fiscal year. As of September 30, 2000, the Company was in compliance with the amended and restated credit facility. Going forward, it may be necessary for the Company to draw against equity commitments in order to maintain compliance under the amendments to the financial covenants.

     The Credit Facilities are collateralized by the capital stock of all of the restricted subsidiaries of the Company and the assets of the Company and its restricted subsidiaries, including promissory notes representing intercompany indebtedness. In addition, the Credit Facilities contain certain covenants, which impose restrictions on the Company and its restricted subsidiaries. These include, without limitation, restrictions on the declaration or payment of dividends with respect to the capital stock of the Company, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and fundamental changes. The Credit Facilities contain financial covenants with which the Company must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. We were not in compliance with certain financial covenants of our Credit Facilities on December 31, 1999, March 30, 2000 and June 30, 2000. We entered into a series of standstill agreements and ultimately received a waiver for such non-compliance.

     The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception has incurred significant net operating losses and negative cash flow. In accordance with the terms of its debt facilities, the Company has also deferred payment of most of its interest charges. During the third quarter of 2000, the Company began making cash interest payments on its 2007 Senior Notes and Senior Secured Credit Facility as well as principal payments on the Credit Facility. The Company's continued development, construction, expansion, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The Company's ability to fund these expenditures is dependent upon the Company raising substantial financing. To meet its remaining capital requirements and to fund operations and cash flow deficiencies, the Company will be required to sell additional equity securities, increase its existing credit facility, acquire additional credit facilities, sell additional debt securities, or sell certain Company assets, some of which may require the consent of the Company's bondholders. There can be no assurance that the Company will be able to obtain the additional financing necessary to satisfy its cash requirements or to successfully implement its growth strategy. Failure to raise sufficient capital could compel the Company to delay or abandon some or all of its plans or expenditures, which could have a material adverse effect on its business, results of operations, and financial condition.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                           PART II. OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     Ten putative shareholder class action lawsuits were filed against the Company, and three of its former officers and two of its former directors on or after April 20, 2000. The lawsuits have since been consolidated in a single lawsuit that purports to be a class action filed on behalf of purchasers of the stock of the Company during the period from August 12, 1999 through March 30, 2000. Plaintiff alleges that defendants made false and misleading statements about the Company's financial condition, revenues, expenses, and results of operations, in violation of federal securities laws. While the outcome of the claims against the Company cannot be predicted with certainty, the Company believes that Plaintiff's claims have no basis and intends to vigorously defend the action.

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

On September 19, 2000, e.spire issued an aggregate of 50,000 shares of exchangeable preferred stock to The Huff Alternative Income Fund, Honeywell Master Retirement Trust and Greenwich Street for an aggregate purchase price of $50 million. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933. At e.spire's option the exchangeable preferred stock may be converted into Purchaser Junior Securities, which includes common stock, preferred stock or warrants to purchase common stock, the type of security to be determined by Huff.

On November 6, 2000, e.spire issued to William Rogers 179,202 shares of common stock pursuant to a Confidential Settlement and Release Agreement dated as of November 6, 2000. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.


ITEM 5 - OTHER INFORMATION

We have been notified that our common stock will be removed from the Nasdaq National Market listings if our common stock does not maintain a minimum bid price of $5.00 for 10 consecutive days prior to December 18, 2000. We intend to appeal this determination to the Nasdaq Listing Qualifications Panel, and we are also pursuing other avenues for avoiding this action such as a reverse stock split or listing on the NASDAQ SmallCap Market.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                                         EXHIBIT
                                          NUMBER                                 DESCRIPTION
                                       ------------       -----------------------------------------------------------
                                            3.1           Amendment No. 2 to the Series A Convertible Stock
                                                          Certificate of Designation dated as of September 19, 2000

                                            3.2           Exchangeable Preferred Stock Certificate of Designation
                                                          dated as of September 19, 2000

                                            10.1          Purchase Agreement by and among the Huff Alternative
                                                          Income Fund, L.P. and e.spire Communications dated
                                                          September 19, 2000

                                            10.2          Purchase Agreement by and among Greenwich Street Capital
                                                          Partners  II, L.P., GSCP Offshore Fund, L.P., Greenwich
                                                          Fund, L.P. Greenwich Street Employees Fund, L.P., and TRV
                                                          Executive Fund, L.P. and e.spire Communications dated
                                                          September 19, 2000

                                            10.3          Purchase Agreement by and among Honeywell International
                                                          Inc. Master Retirement Trust and e.spire Communications
                                                          dated September 19, 2000

                                            10.4          First Amended and Restated Credit Agreement by and among
                                                          e.spire Communications, Inc., e.spire Finance Corporation, the Lenders, Goldman Sachs Credit Partners L.P., Arranger
                                                          and syndication agent, The Bank Of New York, as
                                                          administrative agent, First Union National Bank, as
                                                          documentation agent, and CIT Lending Services Corporation, as collateral agent dated as of September 20, 2000

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

     On September 25,2000, e.spire filed a Current Report on Form 8-K announcing that it has secured $125 million in equity financing and has signed the amendment to its Senior Secured Credit Facility with its syndicated bank group.

     On November 2, 2000, e.spire filed a Current Report on Form 8-K announcing its earnings for the quarter ended September 30, 2000.

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


                                             e.spire Communications, Inc.
                                             ----------------------------
                                             (Registrant)

                                       By:   /s/ GEORGE F. SCHMITT
                                             ---------------------
                                             George F. Schmitt,
                                             Chairman of the Board of Directors
                                             And Interim Chief Executive Officer
                                             Date: November 14, 2000

                                       By:   /s/ BRADLEY E. SPARKS
                                             ---------------------
                                             Bradley E. Sparks,
                                             Chief Financial Officer
                                             Date: November 14, 2000

                                INDEX OF EXHIBITS

                               EXHIBIT NO.                                 DESCRIPTION                             PAGE NO.
                           -----------------     --------------------------------------------------------------  ----------
                                   3.1           Amendment No. 2 to the Series A Convertible Stock Certificate   E-1
                                                 of Designation dated as of September 19, 2000

                                   3.2           Exchangeable Preferred Stock Certificate of Designation dated   E-2
                                                 as of September 19, 2000

                                   10.1          Purchase Agreement by and among the Huff Alternative Income     E-3
                                                 Fund, L.P. and e.spire Communications dated September 19, 2000

                                   10.2          Purchase Agreement by and among Greenwich Street Capital        E-4
                                                 Partners  II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund,
                                                 L.P. Greenwich Street Employees Fund, L.P., and TRV Executive
                                                 Fund, L.P. and e.spire Communications dated September 19, 2000

                                   10.3          Purchase Agreement by and among Honeywell International Inc.    E-5
                                                 Master Retirement Trust and e.spire Communications dated
                                                 September 19, 2000

                                   10.4          First Amended and Restated Credit Agreement by and among        E-6
                                                 e.spire Communications, Inc., e.spire Finance Corporation, the Lenders, Goldman Sachs Credit Partners L.P., Arranger and
                                                 syndication agent, The Bank Of New York, as administrative agent, First Union National Bank, as documentation agent, and
                                                 CIT Lending Services Corporation, as collateral agent dated as of September 20, 2000

                                   27            Financial Data Schedules                                        E-7

                                   99            Supplemental Financial Information                              E-8