Form 10-K405
period 2000-12-31
E SPIRE COMMUNICATIONS INC
filed 2001-06-22
CIK 932140

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

OR

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 0-25314

e.spire COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-1947746 (I.R.S. Employer Identification No.)
12975 Worldgate Drive	20170
Herndon, Virginia	(Zip code)
(Address of principal executive offices)

703.639.6000

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.01 par value

Title of Securities

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      The aggregate market value of the Common Stock of e.spire Communications, Inc. (“e.spire”), held by non-affiliates of the registrant (40,735,310 shares) as of June 1, 2001, was $4,888,237. The number of shares of common stock of e.spire, outstanding on June 1, 2001, was 57,586,836.

DOCUMENTS INCORPORATED BY REFERENCE

The Index to Exhibits appears on page E-1.

PART I
Item 1. Description of Business
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis
Item 7a. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
PART III
Item 10. Directors and Executive Officers of the Registrant
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions and Indebtedness of Directors and Officers
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
Ex-10.56 First Amendment to Restated Credit Agrmnt
Ex-10.57 Second Amend. to Restated Credit Agrmnt
Ex-10.58 Loan Put Modification Agreement
Ex-10.59 Assignment Agreement
Ex-10.60 Employment Agreement re: Schmitt
Ex-10.61 Employment Agreement re: Sparks
Ex-10.62 Employment Agreement re: Mikaelsson
Ex-10.63 Employment Agreement re: Resavy
Ex-10.64 Employment Agreement re: Pryor
Ex-10.65 Employment Agreement re: Miller
Ex-10.66 Loan and Security Agreement
Ex-10.67 First Amendment of the Loan & Security Ag
Ex-23.1 Consent of KPMG LLP
Ex-99.1 Supplemental Financial Information

e.spire COMMUNICATIONS, INC.

FORM 10-K

RISK FACTORS

      You should carefully consider the risks described below before making an investment decision. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks relating to our substantial debt and negative cash flow

  We have a history of losses, anticipate future losses and may never be profitable.

      Since formation, we have incurred significant net operating losses and negative cash flow from operating activities. As of December 31, 2000, we had an accumulated deficit of $931.9 million. During the year ended December 31, 2000, we incurred a net loss of $293.6 million, and generated negative cash flow from operating activities of $44.5 million. We expect to continue to incur negative cash flow from operating activities into 2001. We may never achieve or sustain profitability or generate positive cash flow in the future.

  We filed for voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

      On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of e.spire’s long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 (“DIP Loan”), which consists of a $25 million term loan and a $60 million revolver. The United States Bankruptcy Court for the District of Delaware granted final approval of this agreement on June 12, 2001. Management believes that current cash, short term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable e.spire to fund operations through the bankruptcy restructuring process. In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, e.spire may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all.

      By filing for bankruptcy e.spire has taken advantage of the benefits of Chapter 11 to facilitate a financial restructuring that e.spire believes will significantly reduce its burdensome debt structure and enable it to compete more effectively in the future. By using the Chapter 11 process, e.spire can continue business operations without interruption while it seeks to obtain the necessary approval of its financial restructuring plan. In sum, e.spire believes that the bankruptcy filing is a critical step to establishing a more appropriate capital structure and a strong competitive future for e.spire. While it is not e.spire’s intention to go out of business or liquidate it can not make any assurances that it will be able to obtain the financing necessary for it to successfully exit Chapter 11 and continue its future operations.

  Our prepetition debt and preferred stock instruments restrict our ability to obtain exit financing.

      Our debt and preferred stock instruments restrict our ability to obtain additional debt or obtain financing. Moreover, even if we are able to secure the consent of the holders of those securities to additional financing, we cannot assure you that we will be able to obtain the additional financing necessary to exit Chapter 11, satisfy our operating and other cash requirements or to implement our strategy successfully. In particular, you should note that other competitive local exchange carriers have not been able to access the public debt and equity markets in the recent past and many competitive providers have also recently filed Chapter 11 bankruptcy petitions. Currently, we do not have any commitments for exit financing.

  We have substantial debt obligations.

      As of December 31, 2000, we had $994.0 million of indebtedness and the accreted value of our redeemable preferred stock was $327.5 million. In addition, as previously discussed e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 (“DIP Loan”), which consists of a $25 million term loan and a $60 million revolver. The United States Bankruptcy Court for the District of

Delaware granted final approval of this agreement on June 12, 2001. Chapter 11 protection gives e.spire the freedom to more quickly restructure its debt. The management team, under Court supervision, will attempt to implement the rest of an aggressive business plan designed to take e.spire through the restructuring process and bring it out of bankruptcy as quickly as possible. However, in the event that e.spire is unsuccessful in restructuring its capital structure, it would have a material adverse affect on e.spire’s ability to continue as a going concern.

  We depend upon suppliers for key components of our network infrastructure and the failure to obtain components or services from these suppliers on a timely basis could have a material adverse effect on our business.

      We rely on other companies to supply key components of our network infrastructure, including telecommunications services, network capacity and switching and networking equipment, which, in the quantities and quality demanded by us, are available only from limited sources. We are also dependent upon other local exchange carriers to provide telecommunications services and facilities to us and our customers. We have, from time to time, experienced delays or other problems in receiving telecommunications services and facilities which we request, and we may not be able to obtain such services or facilities on the scale and within the time frames required by us at an affordable cost, or at all. Any failure to obtain such components, services or additional capacity on a timely basis, at an affordable cost, or at all, would have a material adverse effect on our business, financial condition and results of operations.

  We may not be able to collect on all of our receivables from customers.

      We may experience difficulties in collection of receivables from our customers due to disputes regarding amounts due, financial difficulties of customers or other factors beyond our control. Several of our customers recently announced that they were experiencing liquidity problems. Some of these customers have filed for protection under applicable bankruptcy laws. We cannot predict the outcome of our ability to recover amounts due from customers filing bankruptcy. In the aggregate, the inability to collect these outstanding account receivables could have a material adverse effect on e.spire’s financial position and future revenues.

  Any failure of our network infrastructure system would negatively affect our business.

      Our success in marketing our services to business and government users requires that we provide superior reliability, capacity and security through our network infrastructure. Our networks and the networks upon which we depend are subject to factors which may cause interruptions in service or reduced capacity for customers, including, but not limited to, physical damage, power loss, capacity limitations, software defects, and breaches of security (due to computer virus, break-ins or otherwise). Interruptions in service, capacity limitations or security breaches could have a material adverse effect on our business, financial condition and results of operations.

  Our operations and our network depend on our ability to obtain and maintain rights-of-way and other third party agreements; if we are unable to obtain and maintain these agreements over desired routes on commercially reasonable terms, our profitability could be adversely affected.

      In order to construct our networks, we must obtain local franchises and other permits, as well as rights to use underground conduit and aerial pole space and other rights-of-way. We also need rights to use conduits and other rights-of-way from entities such as local exchange carriers and other utilities, railroads, long-distance companies, state highway authorities, local governments and transit authorities. We may not be able to maintain our existing franchises, permits and rights or to obtain and maintain the other franchises, permits and rights needed to implement our business plan on acceptable terms. Although we have no reason to believe that any of our existing arrangements will be canceled or will not be renewed as needed in the near future, the cancellation or non-renewal of certain of such arrangements could materially adversely affect our ability to provide service in the affected metropolitan area. In addition, if we are unable to enter into and maintain any required arrangements for a particular network, including a network which is already under development, it may affect our ability to acquire or develop that network.

  Our success depends on a small number of key employees, the loss of whom could have a material adverse effect on the successful completion of our business plans.

      We are currently managed by a small number of key management and operating personnel whose efforts will largely determine our success. Our success also depends upon our ability to attract and retain qualified operating, marketing, sales, financial, accounting and technical personnel. Competition for qualified personnel in the telecommunications industry is intense and, accordingly, we may not be able to continue to hire or retain necessary personnel. The loss of key management personnel would likely have a material adverse impact on our business, results of operations and financial condition.

Risks related to our securities.

  Anti-takeover provisions affecting us could prevent or delay a change of control that is beneficial to you.

      Provisions of our debt and preferred stock instruments and other agreements, and provisions of applicable Delaware law and applicable federal and state regulations may discourage, delay or prevent a merger or other change of control that shareholders may consider favorable. These provisions could:

•	have the effect of delaying, deferring or preventing a change in control of our company;

•	discourage bids for our securities at a premium over the market price;

•	adversely affect the market price of, and the voting and other rights of the holders of, our securities;

•	impede the ability of the holders of our securities to change our management.

      Our business is subject to regulation by the FCC and state regulatory commissions or similar state regulatory agencies in the states in which we operate. A change of control could be deemed to have occurred under applicable FCC and state statutes or regulations when a specific percentage of our securities is acquired. Upon any deemed change of control additional regulatory consents may be required. The obligation to obtain these consents may have any or all of the effects listed in the above paragraph.

  You may lose all or part of your investment in e.spire’s Common Stock or debt.

      The Bankruptcy Code requires that all debts be paid in full before shareholders can receive any recovery in our restructuring. In our ongoing negotiations with an informal committee of our bondholders, we have sought to give some value to all shareholders. We cannot assure you that our restructuring will ultimately result in any significant value for our stockholders. In the event of our liquidation, we believe that our equity would have no value.

      Furthermore, we cannot predict the value of any recovery to the holders of our debt. The holders of our unsecured debt will likely receive substantially less than the holders of our secured debt. As discussed in Business — Liquidity and Capital Resources, all of our assets and the assets of all our subsidiaries are pledged to secure our indebtedness obligations to the Senior Secured Credit Facility lenders and the DIP Loan lenders. Under applicable law, secured creditors will have a priority claim, and our unsecured creditors will recover only after the satisfaction of our secured debts.

  A liquid public market for our Common Stock does not exist, which may make it difficult for you to sell our Common Stock.

      Our Common Stock is traded on the OTC Pinksheets. There may be very limited demand for our Common Stock.

Risks relating to our relationship with The Huff Alternative Income Fund

  Our principal shareholder, The Huff Alternative Income Fund, effectively controls our company and may take actions that could negatively affect other shareholders.

      As of December 31, 2000, approximately 39.2% of our common stock was beneficially owned by The Huff Alternative Income Fund In calculating that amount, we have included shares of common stock that Huff has the right to acquire within 60 days, including upon conversion or exercise of securities. Designees of Huff occupy five of nine positions on our board of directors. In addition, The Huff Alternative Income Fund is the beneficial owner of approximately 13% of the 14 3/4% preferred stock, and 23,281 shares of 12.75% Junior Redeemable Preferred Stock due 2009, which shares have voting rights under certain circumstances. On September 19, 2000, The Huff Alternative Income Fund purchased 28,572 shares of exchangeable preferred stock for an aggregate purchase price of $28,572,000. The exchangeable preferred stock are exchangeable at our option, into common stock, convertible preferred stock or warrants, as specified by The Huff Alternative Income Fund, which could further increase its ownership of our common stock. Due to the extent of equity ownership. The Huff Alternative Income Fund is able to effectively control the election of our board of directors and other matters voted upon by shareholders. As a result, The Huff Alternative Income Fund is in a position to cause us to take actions that benefit only The Huff Alternative Income Fund and may be adverse to other holders. In addition, The Huff Alternative Income Fund may be able to transfer a controlling interest in our company without permitting the other shareholders to receive a premium for their shares as a result of any change of control of e.spire. In addition, The Huff Alternative Income Fund, L.P. owns $100.5 million face amount 13% Senior Discount Notes due 2005; $36.4 million face amount 12.75% Senior Discount Notes due 2006; $62.0 million face amount 13.75% Senior Discount Notes due 2007 and $147.3 million face amount 10.625% Senior Discount Notes due 2008.

Risks relating to our industry

  We operate in a highly regulated industry and we may not receive the necessary regulatory approvals to conduct our operations.

      Our networks and the provision of telecommunications services are subject to significant regulation at the federal, state and local levels. The costs of complying with these regulations and the delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have a material adverse effect upon our business, financial condition and results of our operations.

      Regulatory requirements have not, to date, significantly impaired our ability to enter new markets, introduce new services, and change our prices in response to market conditions, but the FCC and state regulatory commissions have jurisdiction to restrict us in each of these areas. It is possible that the FCC or state commissions may not grant required authority for us to offer services, or they may not permit us to introduce all of the services and pricing options that we wish to offer. We could also incur substantial legal and administrative expenses to respond to claims by regulators or other persons that we have not fully complied with the rules of the FCC or state commissions.

      The Telecommunications Act remains subject to judicial review and additional FCC rulemaking, and thus it is difficult to predict what effect the legislation will have on us and our operations. There are currently many regulatory actions underway and being contemplated by federal and state authorities that could result in significant changes to the business conditions in the telecommunications industry. These changes could have a material adverse effect on our business, financial condition or results of operations. Please read “Business — Government Regulation,” below for additional information about the regulatory environment in which we operate.

  We depend on reciprocal compensation related to Internet service providers for a significant portion of our revenue; our right to this revenue is being challenged by various incumbent providers and if they are successful it will negatively impact our revenues.

      A number of incumbent local exchange carriers around the country have been contesting whether the obligation to pay reciprocal compensation of competitive local exchange carriers, such as us, should apply to local telephone calls terminating to Internet service providers. Like other competitive carriers, we have experienced challenges to our billing of reciprocal compensation by incumbent carriers. Since a significant portion of our customer base is comprised of Internet service providers, a failure by incumbent carriers to pay Internet service provider-related reciprocal compensation could have a substantial impact on our past and future revenues. Reciprocal compensation relates to the transport and termination of local traffic pursuant to various interconnection agreements.

      Under its interconnection agreements with ILECs, the Company has a right to charge ILECs reciprocal compensation for the transport and termination of local traffic routed from ILEC end users to end users of the Company’s local exchange services. Many CLECs, like the Company, have recorded substantial revenue based on reciprocal compensation for the termination of calls placed to Internet Service Providers (“ISPs”) that are subscribers to their local exchange services. ILECs have taken the position that calls placed to ISPs do not terminate at the ISP and, therefore, are not “local” traffic for which the CLEC is entitled to receive reciprocal compensation under the FTA or various interconnection agreements. Consequently, certain ILECs currently are refusing to pay reciprocal compensation amounts for traffic attributable to calls placed to ISPs. Since a significant portion of the Company’s customer base is comprised of ISPs, a failure by ILECs to pay ISP-related reciprocal compensation could have a significant impact on the Company’s past and future revenues. The obligation of ILECs to remit such compensation currently is the subject of numerous proceedings at the FCC and state PUCs, and in federal and state courts, including complaint proceedings initiated by the Company at state commissions and through commercial arbitration for collection of such compensation under its interconnection agreements. Any final order by the FCC or a state PUC in a state in which the Company’s interconnection agreements entitle it to reciprocal compensation, or a final determination by a federal or applicable state court or arbitration panel that no reciprocal compensation is owed for calls placed to ISPs, could have a material adverse effect on the Company.

      In late 1998 and early 1999 the FCC determined that both “dedicated access” and “dial-up” calls from an end user to an ISP are primarily interstate in nature and therefore are to be considered interstate services, subject to the FCC’s jurisdiction. The FCC then initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to ISPs that originate on one service provider’s network and terminate on another service provider’s network. In that same order, the FCC permitted existing reciprocal compensation arrangements between service providers, as set forth in interconnection agreements and approved and interpreted by state PUCs, to remain intact. However, on March 24, 2000, the FCC’s determination with respect to dial-up traffic to ISPs was vacated by the DC Circuit and remanded to the FCC for further proceedings.

      The FCC is expected to adopt shortly an order on remand from the DC Circuit setting forth a new compensation mechanism for ISP-bound traffic. If adopted by the FCC, reduced rates for this type of traffic may result in a reduction in the Company’s revenues generated from inter-carrier compensation.

      The FCC is expected to adopt shortly a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC is expected to address disparities in rates for access charges and reciprocal compensation — the rates which carriers pay each other for completing calls exchanged between them. Future adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that the Company (and other carriers) may charge for access charges and/or reciprocal compensation may significantly reduce the Company’s inter-carrier compensation revenues and may have a materially adverse impact on the Company’s financial position.

      As of March 2001, over 30 state PUCs have rendered decisions holding that ILECs were required to make reciprocal compensation payments to CLECs for dial-up traffic originating on ILEC networks and terminated by CLECs to ISPs. On the other hand, several state PUCs have ruled that CLECs are not entitled to collect reciprocal compensation for terminating ISP-bound traffic. Several state PUCs also have ruled that CLECs are not entitled to collect reciprocal compensation for terminating ISP-bound traffic prospectively under newly arbitrated interconnection agreements.

      The Company has successfully prosecuted multiple complaints against ILECs for past due reciprocal compensation, resulting in both commission and arbitrator orders, as well as substantial settlements. Adverse decisions on future complaints could have a materially adverse effect on the Company’s financial position.

  We operate in a highly competitive industry and we cannot be certain that we will be able to effectively compete.

      The telecommunications industry is highly competitive, and one of the primary purposes of the Telecommunications Act of 1996 is to foster further competition. Due to extensive competition, we may not be able to achieve or maintain adequate market share or margins, or compete effectively, in any of our markets. In each of our markets, we principally compete with the established incumbent telephone company serving such market. The established telephone companies have longstanding relationships with their customers, financial, technical and marketing resources substantially greater than ours and the potential to fund competitive services with cash flows from a variety of businesses. They also currently benefit from existing regulations that favor the established telephone companies over integrated communications providers and competitive local exchange carriers in some respects. Furthermore, the regional Bell operating companies recently have been granted, under particular conditions, pricing flexibility from federal regulators with regard to some services with which we compete. This may present established telephone companies with an opportunity to subsidize services that compete with our services and offer competitive services at lower prices.

      We also face competition from other integrated communications providers and facilities-based competitive local exchange carriers, and many other competitors in some of our markets. We expect to experience increasing competition. Moreover, many of our current and potential competitors have financial, technical, marketing, personnel and other resources substantially greater than ours as well as other competitive advantages, including brand name recognition. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations. See “Business — Competition” incorporated by reference to our Annual Report on Form 10-K for additional information on the competitive environment in our industry.

  The industry in which we operate is subject to rapid technological change which could render our operations obsolete.

      The telecommunications industry is subject to rapid and significant technological changes that materially affect the continued use of fiber optic cable or the electronics utilized in our networks. Future technological changes, including changes related to the emerging wireline and wireless transmission and switching technologies and Internet-related services and technologies, could have a material adverse effect on our business, results of operations and financial condition.

      The market for our telecommunications services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new product and service introductions. We may not be able to successfully identify new service opportunities and develop and bring new services to market. Our pursuit of necessary technological advances may require substantial time and expense, and we may not succeed in adapting our telecommunications services business to alternate access devices, conduits and protocols.

Other Risks

  Forward-looking statements contained in or incorporated by reference in this prospectus are subject to assumptions, risks and uncertainties, and therefore should not be relied upon.

Information Regarding Forward-Looking Statements

      This report contains or incorporates by reference “forward-looking statements” (as such term is defined in the Private Securities Litigation Reform Act of 1995) about the Company’s financial condition, results of operations and business. These statements include, among others:

•	statements concerning the benefits that e.spire expects will result from its business activities and certain transactions e.spire has completed, and

•	other statements of e.spire’s expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

      These statements may be made expressly in this document, or may be incorporated by reference to other documents e.spire has filed with the SEC. You can find many of these statements by looking for words such as “believes,” “expects,” “anticipates,” “estimates,” or similar expressions used in this report or incorporated by reference in this report.

      These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause e.spire’s actual results to be materially different from any future results expressed or implied by e.spire in those statements including risks associated with bankruptcy filing. Factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation, the Company’s degree of financial leverage, the impact of restrictions under the Company’s financial instruments, dependence on availability of transmission facilities, regulation risks including the impact of the Telecommunications Act of 1996, contingent liabilities, the impact of competitive services and pricing, and the ability of the Company to successfully implement its strategies. In addition, the risks and uncertainties include those risks, uncertainties and risk factors identified, among other places, under “Risk Factors” in e.spire’s registration statement on Form S-4, SEC file number 333-64079, beginning on page 10, incorporated by reference, and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this report.

      Other important factors that could prevent e.spire from achieving its stated goals include, but are not limited to, the following:

•	the uncertainty of our future associated with our filing for protection under Chapter 11 of the United States Bankruptcy Code;

•	obtaining additional capital to finance operations and exit bankruptcy;

•	potential fluctuation in quarterly results;

•	attracting and retaining qualified management and employees;

•	intense competition in the communications services market;

•	dependence on new product development;

•	rapid and significant changes in technology and markets;

•	adverse changes in the regulatory or legislative environment affecting our business;

•	failure to maintain necessary rights of way;

•	our significant amount of indebtedness and our ability to successfully restructure this indebtedness;

•	our ability to successfully maintain commercial relationships with critical vendors and suppliers;

•	our ability to retain major customers on profitable terms;

•	the availability and terms of significant additional capital required to fund ourcontinued operations; and

•	our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions.

      Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by the forward-looking statements. We caution you not to place undue reliance on the statements, which speak only as of the date of this report or, in the case of documents incorporated by reference, the date of the document.

      The cautionary statements contained or referred to in this section should be considered in connection with any subsequent written or oral forward-looking statements that e.spire or persons acting on its behalf may issue. e.spire undertakes no obligation to review or confirm analysts’ expectations or estimates or to release publicly any revisions to any forward looking statement to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events, except as required by the Securities Exchange Act, as amended.

PART I

Item 1.  Description of Business

Bankruptcy Proceedings

      On March 22, 2001 (the “Petition Date”), e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to preserve cash and to facilitate the restructuring of e.spire’s long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries (collectively the “Debtors”) are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The bankruptcy petitions were filed in order to preserve cash and to give the Debtors the opportunity to restructure their debt.

      Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on our business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of our liabilities incurred prior to the Petition Date are subject to compromise. No assurance can be given that e.spire will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

      Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about e.spire’s ability to continue as a going concern. The ability of e.spire to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital and obtaining exit financing, customer and employee retention, the ability to provide high quality services and the ability to sustain improved results of operations and cash flows sufficient to continue to operate.

The Company

      e.spire Communications, Inc., a Delaware corporation, is a facilities-based integrated communications provider that primarily serves business customers by offering an extensive range of telecommunications services. Established in 1993, as American Communications Services, Inc., we originally operated as a competitive access provider (“CAP”), competing with local telephone companies by placing our own fiber optic cables in cities and selling various private line telecommunications services. The passage of the Federal Telecommunications Act of 1996 provided the framework for us to evolve into a competitive local exchange carrier (“CLEC”), competing directly with the former monopoly local telephone companies by providing similar services, as well as additional services.

      We moved our headquarters from Chicago, IL to Annapolis Junction, MD in May 1995. By this time, we had begun an aggressive campaign to build local fiber networks in key markets across the Southern United States. We introduced local switched voice services, including local exchange services in late 1996, following the launch of our first local network in Columbus, GA in August, and, in 1997, began offering long distance services. By the end of 1997, we had become one of the first competitive local exchange carriers to offer dedicated, local, and long distance voice services in combination with high-speed data and Internet services. By adding data services, we became a facilities-based integrated communications provider, capable of being a business customer’s single source for integrated communications services.

      In April 1998, we changed our name to e.spire Communications, Inc., and, in 1998 and 1999, continued to build and enhance our local networks. In February 2000, we announced the move of our headquarters, including our network operating center, from Annapolis Junction to Herndon, VA, near Dulles Airport in Northern Virginia. We also opened a new state-of-the-art data center nearby in Sterling, VA. In March 2000,

e.spire announced that instead of building any new networks, we would concentrate on increasing capacity in key switch markets and improving operating margins and profitability in our existing markets.

      Since the passage of the Telecommunications Act of 1996, which encourages competition in the industry, we have continued to enhance our broadband networks and introduce additional products and services that meet the demands of doing business in the networked economy.

      As a competitive local exchange carrier we offer a combination of local, long distance, dedicated Internet access, and advanced data services, which allows for the switching and transmission of mixed voice, data and video multi-media information, delivered over our own fiber-optic networks. Because we deliver our services over our own networks and supporting switching and routing equipment, we can offer our customers integrated products and services at competitive prices.

      We own and operate fiber networks in 38 metropolitan markets, 28 of which are supported by large voice switches, data switches, and carrier-grade Internet routers. Seven of these 28 are located in the top-ranking U.S. metropolitan areas by population size. We also have a 194-mile-long network between New York and Northern Virginia connecting the New York, Philadelphia, Baltimore, Washington, DC/ Northern Virginia markets, and a nationwide Internet network that supports our advanced, high-speed data applications. As of December 31, 2000, in addition to the 28 voice switches, our network was comprised of 3,775 route miles, 185,040 fiber miles, 46 e.spire owned and operated data switches, 51 carrier-grade routers, and a leased coast-to-coast data network that encompasses approximately 26,000 miles. Through network-to-network interconnections, the e.spire data network accesses nearly 400 points of presence, or POPS, throughout the United States.

      e.spire has networks in the following metropolitan markets (a * indicates networks that are not equipped with a voice switch): Albuquerque, NM; Amarillo, TX*; Atlanta, GA; Austin, TX; Baltimore, MD; Baton Rouge, LA*; Birmingham, AL; Charleston, SC*; Chattanooga, TN*; Colorado Springs, CO; Columbia, SC; Columbus, GA; Corpus Christi, TX*; Dallas, TX; El Paso, TX; Fort Worth, TX; Fort Lauderdale/ Miami, FL; Greenville, SC; Irving, TX*; Jackson, MS*; Jacksonville, FL; Kansas City, KS/ Kansas City, MO; Las Vegas, NV; Lexington, KY*; Little Rock, AR; Louisville, KY; Mobile, AL; Montgomery, AL; New Orleans, LA; New York, NY; Philadelphia, PA; San Antonio, TX; Shreveport, LA*; Spartanburg, SC*; Tampa, FL; Tucson, AZ; Tulsa, OK; and Washington, DC/ Northern Virginia.

      In markets where we deployed our own fiber networks, our strategy was to first develop the “carrier ring” portion of the network, a high capacity network designed to be accessible to all the major long distance carriers and key incumbent local exchange carriers’ central offices in the area. The carrier ring allows e.spire to provide access to the incumbents’ central offices, interexchange carriers’ POPs, and customer buildings. Second, we built a “backbone ring” extending from the carrier ring. This ring makes e.spire’s network accessible to the largest concentration of telecommunications-intensive business and government customers in the area. Hubs are strategically located on the backbone ring. Third, we concentrated our sales and marketing efforts on adding business and government customers located on or near our backbone network and hub locations. After we have identified sufficient customer demand in a particular area, we extend “distribution rings” from the backbone ring to reach specific business customers in that area. We focused on building distribution rings that reach a large number of potential customers, located in nearby buildings and office parks and needing significant telecommunications services.

      As part of our business plan, we continue to improve our sales, marketing, customer care, and operations support systems capabilities, and we have completed the elimination of our low-margin resale business. The development of our business and the construction, acquisition, and expansion of our networks required significant capital expenditures. A substantial portion of these costs was incurred before realization of revenues. These costs, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as our customer base grows, we expect incremental revenues to be generated with decreasing incremental operating expenses, which may provide positive contributions to cash flow. We have made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases capital expenditures and operating losses. However, we believe that over the long term this strategy will enhance our financial performance by increasing the traffic flow over our network.

      e.spire monitors and manages our entire network from our network operations center in Herndon, Virginia. By centralizing the control of the networks, we avoid both duplication in effort and the installation of costly equipment in each of our local markets. Also, with a consolidated operations center, e.spire realizes lower 24x7 per customer monitoring and customer service costs than if it operated a center near each local network. In 2000, e.spire enhanced the use of this facility to include the monitoring of switched voice services and expects to add this capability for data services in 2001. The center also implemented a software upgrade to enhance our overall monitoring capabilities.

      Our customers are typically small- to medium-sized business customers whose offices require 10 to 100 telephone lines and which can benefit from our portfolio of integrated products and services. e.spire’s core telecommunications business relies on our own networks and switching equipment to cost-effectively deliver a broad range of voice, data, and Internet services to our target customers.

      Our products integrate, or bundle, traditional voice services, including local, long distance, toll-free, and custom calling, with high-speed data and dedicated Internet services. These services are typically carried to and from the customer’s office location and our local fiber network over a single access platform. We can provide a pre-packaged bundle of services or a customized solution, whichever is best for the customer. As a customer’s business grows, it can easily add voice lines and services, such as custom-calling features, or high-speed data lines and services. Businesses that choose to combine voice and data traffic on the e.spire network typically save on their communications costs. The combination of services improves the efficiency of access facilities and, thus, also reduces our costs of doing business.

      In addition to our core business described above, we have two subsidiaries that operate separately but complement our telecommunications service business. ACSI Network Technologies, Inc. (“ACSI NT”)which constructs fiber networks and performs strategic network design services for organizations deploying networks in major metropolitan areas throughout the United States. We also provide Web hosting services through our subsidiary CyberGate, Inc. (“CyberGate”) and its subsidiary, FloridaNet, Inc. d/b/a ValueWeb (“ValueWeb”), headquartered in Fort Lauderdale, FL. CyberGate previously offered dial-up Internet access.

  ACSI Network Technologies

      In June 1998, e.spire launched its subsidiary ACSI NT, Inc which constructs fiber networks and provides strategic network design services for organizations deploying networks in major metropolitan areas throughout the United States.

      Through ACSI NT, we design and construct high-speed advanced fiber optic networks for third parties, such as other competitive carriers, interexchange carriers and businesses. The continued growth of the Internet and bandwidth intensive advanced data services has generated increasing demand for optimal network design and efficient network construction by the providers of such services. ACSI NT intends to meet the growing demand for network capacity by designing and constructing high-quality, low-cost, customized networks that provide its customers with unparalleled speed-to-market advantages. ACSI NT performs mission critical services that few telecommunications service providers or construction contractors are equipped to provide, including: executing preliminary market analyses, authoring business plans, performing site assessments, managing liability and risk, managing construction and installing fiber.

  CyberGate, Inc./ ValueWeb

      In January 1997, e.spire purchased CyberGate, a Florida-based Internet service provider and its subsidiary ValueWeb , which provides Web hosting services. Through our subsidiary CyberGate and its subsidiary ValueWeb, we offer dedicated, shared, and colocation Web hosting services and related managed services. The continued growth of the Internet and the ongoing development of the concept of the corporate

Web site as a mandatory business communications tool resulted in the growth of the number of sites hosts by ValueWeb from 52,749 at the end of 1999 to 87,507 by the end of 2000.

      In January 2000, CyberGate completed a move from Deerfield Beach to a state-of-the-art facility in Fort Lauderdale. The new facility is equipped with the latest features for storing and protecting our bank of servers. In September 2000, e.spire sold CyberGate’s Internet dial-up customer base to EarthLink, Inc., a strategic move to focus our resources on CyberGate’s subsidiary ValueWeb and its growing, higher-margin Web hosting, colocation, and managed services business.

e.spire Services

  Voice Services

      Switched Voice Services. e.spire’s switched voice services include telephone exchange service, including optional enhanced services such as call waiting, caller ID and three-way conference calling; switching traffic between e.spire’s switch and a business customer’s Private Branch Exchange (“PBX”) and routing local, intraLATA (calls that originate and terminate in the same local access and transport area) and interLATA (calls that originate in one and terminate in another local access and transport area) phone calls, according to the customers’ specific requirements; providing local dial tone services with functionality such as free internal communications, call forwarding, call transfer, conference call, and speed dialing; Integrated Services Digital Network (“ISDN”) data services; and origination and termination of long distance traffic between a customer premises and interexchange carrier via shared trunks using e.spire’s local switch.

      Dedicated Services. E.spire’s dedicated services provide high capacity non-switched interconnections: (i) between POPs of the same interexchange carriers ; (ii) between POPs of different interexchange carriers; (iii) between large business and government end-users and their selected interexchange carriers; (iv) between an interexchange carrier’s POP and an incumbent local exchange carrier’s central office or between two incumbent carriers’ central offices; and (v) between different locations of business or government end-users.

•	Special Access Services. Special access services provide a link between an end-user location and the POP of its interexchange carrier, or links between interexchange carrier POPs, thus bypassing the facilities of the incumbent local exchange carrier. These services, which may be ordered by either the long distance customer or directly by its interexchange carrier, typically provide the customer better reliability, shorter installation intervals and lower costs than similar services offered by the incumbent. Customer charges are based on the number of channel terminations, fixed and mileage-sensitive transport charges and costs for any services required to multiplex circuits.

•	Switched Transport Services. Switched transport services are offered to interexchange carriers that have large volumes of long distance traffic aggregated by an incumbent local exchange carrier’s switch at a central office where e.spire has colocated our network. e.spire provides dedicated facilities for transporting these aggregated volumes of long distance traffic from the incumbent local exchange carrier’s central office to its POP or between incumbent local exchange carriers’ central offices.

•	Private Line Services. Private line services provide dedicated facilities between two end-user locations in the same metropolitan area (e.g., a central banking facility and a branch office or a manufacturing facility and its remote data processing center) and are priced like special access services (channel termination charges plus transport and any associated multiplexing charges). e.spire expects the demand for private line service to increase in conjunction with higher bandwidth customer applications.

Data/ Internet Services

      In 1997, e.spire introduced our family of high-speed Internet and data services for businesses, educational institutions, Internet service providers, and carriers. The e.spire family of services operates over our coast-to-coast, leased broadband data communications network that supports the following services:

•	Internet Access Service. The data and Internet backbone is connected to the Global Internet via public and private peering arrangements with Internet backbone providers at strategic network access points across the United States. This enables e.spire to provide high-quality dedicated and dial-up Internet connectivity and Internet protocol transport for the business and reseller community. The service is targeted to consumers, local and regional Internet service providers and corporate Internet users requiring dedicated access. The service operates at dedicated speeds ranging from 56 kbps to 45 Mbps and at industry-standard dial-up speeds.

•	Colocation Service. To provide customers that own a server appliance with a cost-effective way to enhance their Web site throughput and data security, ValueWeb introduced colocation service in 1999. Through this service, automated security is provided via a proximity badge system Biometric palm scanner. This provides security for the customer’s equipment, limits access solely to the customer and authorized personnel and greatly reduces chances for human error, security risks and potential breaches. Multiple data transfer plans are available, including burstable bandwidth. As opposed to paying for bandwidth up to a predetermined amount, our facility bills bandwidth based on the average amount used per month. As a result, customers gain a tremendous amount of additional bandwidth capacity which prevents customers from losing site traffic due to a lack of bandwidth.

•	Dedicated Servers Offered Through ValueWeb. To provide customers, particularly those in a shared hosting environment, a cost-effective way to enhance their Web site capacity, ValueWeb introduced dedicated servers. Dedicated servers are an innovative option for businesses with limited reinvestment capital to quickly upgrade their server disk space and bandwidth without incurring considerable overhead costs or additional debt. This provides a foundation for managed services and application hosting without incurring overhead costs that typically amount to many thousands of dollars.

•	Digital Subscriber Line (DSL). In 1999, e.spire began offering DSL service in eight metropolitan markets. The DSL service is available to e.spire customers in Atlanta, GA; Austin, TX; Baltimore, MD; Dallas/ Ft. Worth, TX; West Palm Beach/ Ft. Lauderdale/ Miami, FL; New York, NY; Philadelphia, PA; and Washington, D.C./ Northern Virginia. e.spire’s DSL services enable businesses and telecommuters to use standard phone lines to access the Internet or a corporate local area network at speeds ranging from 144 Kbps to 1.1 Mbps. DSL service is an always-on, dedicated connection that can be up to 25 times faster than a connection via a standard 56K modem. Turnkey service packages include DSL modem/routers, e-mail accounts, domain name registration services and around-the-clock monitoring.

•	Web Hosting Offered Through ValueWeb. Web hosting allows customers to benefit from high-speed network connectivity, high performance servers, around the clock monitoring and emergency provisioning, at a fraction of what it would cost the customer to put a comparable internal infrastructure in place. e.spire provides the hardware and software necessary to establish a company’s presence on the Web. Hosted sites are provisioned on shared and dedicated, complete with operating system and Web server software. Each server is provisioned with a dedicated 10Mb Ethernet connection to the Internet.

•	Bundled Internet Solutions. e.spire also provides turnkey business Internet solutions. These solutions include dedicated Internet access, pre-configured Customer Premises Equipment, Web site hosting account, domain name registration and maintenance, news feed, and end-to-end service installation. These solutions enable businesses to benefit from integrated billing and network management.

•	Frame Relay Service. This service is designed for bandwidth needs that vary and for interconnecting geographically dispersed networks and equipment. Businesses of any size can take advantage of e.spire frame relay for internetworking, application sharing, e-mail, file transfer, PC-to-PC and PC-to-server communications. The frame relay backbone is connected to frame relay networks of other key providers via NNIs (Network-to-Network Interfaces) thus enabling e.spire to offer comprehensive solutions to local, regional, and national businesses regardless of their location. This service supports standard multi-protocol encapsulation, which makes it easier to integrate new and legacy systems. The service supports user port connections ranging from 56 kbps to 1.5 Mbps with a wide range of Committed Information Rates.

•	Asynchronous Transfer Mode (“ATM”) Service. This service provides a solution to local, regional and national businesses with high-bandwidth, delay-sensitive data communications applications. With e.spire ATM service, the performance needs of complex, media-rich applications such as computer aided design/computer aided manufacturing (“CAD/ CAM”), remote super-computing, medical imaging, video conferencing, and voice calls are easily met. This service is also ideal for higher-volume users of applications such as PC-to-server and file transfer. The service supports both Constant Bit Rate and Variable Bit Rate service levels over Permanent Virtual Circuits with user port speeds ranging from 2 Mbps to 45 Mbps.

•	Custom Network Services. These services include design, installation, maintenance, hardware (such as switches, routers and modems) and configuration (such as maintaining consistent versions of the router software and deploying consistent configurations) of a customer’s network. e.spire’s custom network services are designed to eliminate many of the timing, coordination and inter-operability issues that arise in installations requiring multiple vendors.

•	Managed Network Service. This service provides complete management and monitoring of all customer equipment and network elements needed to operate dedicated Internet or frame relay services. Companies of all sizes can enhance their competitive performance, eliminating the need to commit their own resources to the costly, time-consuming job of network management.

Status of Operations and Reorganization Plan

      During the pendency of its Chapter 11 case, e.spire expects to continue to provide on-going service to its customers while implementing a revised strategy intended to meet customer commitments and maximize short-term cash flow. Operations are expected to focus on existing markets and on product sales that utilize existing infrastructure. In general, e.spire will scale its geographic expansion and delivery of new products to better match its technical capabilities and capital availability. We have no expansion plans for the immediate future.

      e.spire filed a motion requesting that the bankruptcy court grant it authorization to enter into a debtor in possession loan agreement in the amount of $85.0 million. On April 10, 2001, the bankruptcy court entered an Interim order authorizing e.spire to borrow $25.0 million to fund ordinary working capital and general corporate needs. A hearing before the bankruptcy court was held on May 16, 2001, at which time the bankruptcy court approved e.spire to borrow an additional $15 million to continue to fund working capital and general corporate needs and also approved e.spire’s retention plan. On June 12, 2001, the bankruptcy court approved the borrowing of the remaining $45 million of the debtor in possession loan. The Company is continuing its negotiations with its bondholders and is seeking exit financing with the intent to emerge from bankruptcy.

Industry Overview

      The continuing deregulation of the telecommunications industry and technological change have resulted in an increasingly information-intensive business environment. Regulatory, technological, marketing and competitive trends have expanded substantially e.spire’s opportunities in the converging voice and data communications services markets. Technological advances, including rapid growth of the Internet, the increased use of packet switching technology for voice communications and the growth of multimedia applications, are expected to result in substantial growth in the high-speed data services market.

      Dedicated Services. Competition in the local exchange services market began in the mid-1980s. In New York City, Chicago and Washington, D.C., newly formed companies provided dedicated non-switched services by installing fiber optic facilities connecting POPs of IXCs within a metropolitan area and, in some cases, connecting business and government end-users with IXCs. Most of the early competitors operated limited networks in the central business districts of major cities in the United States where the highest concentration of voice and data traffic, including IXC traffic, is typically found. Competitive Access Providers used the substantial capacity and economies of scale inherent in fiber optic cable to offer customers service that was generally less expensive and of higher quality than could be obtained from the Incumbent Local

Exchange Carriers (“ILECs”) due, in part, to antiquated copper-based facilities used in many ILEC networks.

      Local Switched Voice Services. The Federal Communications Commission (“FCC”) Interconnection Decisions in 1992 and 1993 enabled CAPs to provide interstate switched access services in competition with ILECs, which has encouraged the development of the competitive interstate switched access market. Competition in this market was further enhanced with the passage of the Federal Telecommunications Act of 1996 (“FTA”), which requires (i) removal of state, local and long distance entry barriers, (ii) ILECs to provide interconnections to their facilities, and (iii) access to rights-of-way.

      Data Communications Services. The Company believes that high-speed data communications services represent one of the fastest growing segments of the telecommunications services market, due in part to the continuing proliferation of computers and the increasing need to interconnect these computers via local and wide area networks, the dramatic growth of the Internet and the emergence of multimedia applications. Together, these applications have spawned numerous network technologies and communications protocols to support legacy, current and emerging needs. The domestic network infrastructure currently supporting both voice and data transport requirements, which focuses on IP switching and framed relay services, is being strained by the increasing demand for high-bandwidth transport at both the local and national levels. The Company believes that the increasing volume and complexity of high-speed applications will further strain the domestic network infrastructure and create an opportunity for e.spire to provide a single high-quality ATM-based network capable of consistently supporting diverse data communications needs. In addition, businesses are increasingly using the Internet to transmit e-mail, engage in commercial transactions (e.g., electronic commerce) and develop internal communications networks, or “intranets.” Increasing business utilization of the Internet has added to the demand for higher-speed access applications.

      Network Construction and Management Services. ACSI NT was established as a separate business unit of the Company to design and manage the construction of fiber optic telecommunication networks for third parties. ACSI NT provides broadband telecommunications infrastructure solutions to communications carriers, corporate clients, and government agencies throughout the United States. ACSI NT’s service offering covers the full range of fiber optic infrastructure solutions from initial design, planning, and implementation of the data communications network to the construction of the network management center and required network management architecture. ACSI NT provides both customer driven services that are customized to meet a specific client development plan either with project-based consulting or a turn-key solution, and high-bandwidth infrastructure, that may include the sale or lease of conduit or fiber that is not used (“dark fiber”).

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

      In each of its markets, the Company’s primary competitor is the ILEC serving that geographic area. ILECs are established providers of dedicated and local telephone services to all or virtually all telephone subscribers within their respective service areas. ILECs also have long-standing relationships with regulatory authorities at the federal and state levels. While recent FCC administrative decisions and initiatives provide increased business opportunities to voice, data and Internet-service providers such as the Company, they also provide the ILECs with increased pricing flexibility for their private line and special access and switched access services. If future regulatory decisions afford the ILECs increased access services pricing flexibility or other regulatory relief, such decisions could also have a material adverse effect on competitors to the ILECs, including the Company.

      In the local exchange market, the Company also faces competition or prospective competition from several other carriers, many of which have significantly greater financial resources than the Company. For example, AT&T, WorldCom and Sprint, which historically have been purely long distance carriers, have each begun to offer local telecommunications services in major U.S. markets using their own facilities or by resale of the ILECs’ or other providers’ unbundled network elements or services. In addition to these long distance service providers, entities that currently offer or are potentially capable of offering local switched services include companies that have previously been known purely as competitive access providers, cable television companies, electric utilities, microwave carriers, wireless telephone system operators and large customers who build private networks. These entities, upon entering into appropriate interconnection agreements or resale agreements with ILECs, including Regional Bell Operating Companies (“RBOCs”), can offer single source local and long distance services, like those offered by the Company. New start-up companies also may enter markets and provide services in competition with the Company. In addition, a continuing trend towards business combinations and alliances in the telecommunications industry may create significant new competitors to the Company. Many of these combined entities may have resources far greater than those of the Company. These combined entities may provide a bundled package of telecommunications products, including local and long distance telephony, that is in direct competition with the products offered by the Company.

      The Company will also face competition from various fixed wireless services, including Multichannel Multipoint Distribution Service (“MMDS”), Local Multipoint Distribution Service (“LMDS”), 24 GHz and 38 GHz wireless communications systems, Wireless Communications Service (“WCS”), FCC Part 15 unlicensed wireless radio devices, and other services that use existing point-to-point wireless channels on other frequencies. The FCC has issued or is in the process of issuing licenses for these services to provide broadband integrated telecommunications services on a point-to-point and/or point-to-multipoint basis. Many of these service providers have already raised substantial capital and have commenced building their wide-area networks, primarily in urban areas. Upon entering into appropriate interconnection agreements with ILECs, these service providers are expected to provide integrated voice and data services comparable to those the Company currently offers or intends to offer. Many of these companies have announced plans to target small and medium-sized businesses and may enjoy certain advantages over the Company with respect to the speed with which they can deploy their own facilities directly serving end user premises to the extent that they need not lease or resell “last mile” facilities from the ILEC. In addition, the FCC has allocated a number of spectrum blocks for use by wireless devices that do not require site or network licensing. A number of vendors have developed such devices that may provide competition to the Company, in particular for certain low data-rate transmission services.

      With respect to mobile wireless telephone system operators, the FCC has authorized cellular, personal communications service (“PCS”), and other cellular mobile radio service (“CMRS”) providers to offer wireless services to fixed locations, rather than just to mobile customers, in whatever capacity such CMRS providers choose. Previously, cellular providers could provide service to fixed locations only on an ancillary or incidental basis. This authority to provide fixed as well as mobile services will enable CMRS providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with the Company and other providers of traditional wireless telephone service.

      Section 271 of the Federal Telecommunications Act (“FTA”) prohibits a RBOC from providing long-distance service that originates (or in certain cases terminates) in one of its in-region states until the RBOC has satisfied certain statutory conditions in that state and has received the approval of the FCC. To date, the FCC has approved the following applications for such approval: Verizon/ New York; Verizon/ Massachusetts; Southwestern Bell/ Texas; Southwestern Bell/ Oklahoma; Southwestern Bell/ Kansas. Southwestern Bell currently has pending before the FCC an application for Section 271 authority for the state of Missouri and Verizon has such an application pending for the state of Connecticut. FCC decisions on both applications are due in July 2001. The Company anticipates that several RBOCs will file additional applications for in-region long distance authority in 2001. The FCC has 90 days from the date an application for in-region long distance authority is filed to decide whether to grant or deny the application.

      The market for data communications and Internet access services, including Internet protocol (“IP”) switching, is extremely competitive. There are no substantial barriers to entry, and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends on a number of factors, including: market presence; the ability to expand to meet customer needs; the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of the introduction of new services by the Company and its competitors; the Company’s ability to support industry standards; and general industry and economic trends. The Company’s success in this market will depend heavily upon its ability to provide high quality Internet connectivity and value-added Internet services at competitive prices.

      The Company’s subsidiary, ACSI NT, provides complete turnkey telecommunications infrastructure solutions to its carrier customers throughout the United States. These services encompass initial design, planning and implementation of the data communications network to the construction of the network management center and required network management architecture. ACSI NT’s customers are those that demand optimal network design and efficient network construction. These customers look to outside independent suppliers to meet growth needs and to address other high-level service and network management requirements. Although the Company believes that ACSI NT is one of the few suppliers that are able to provide the complete telecommunications infrastructure solutions that customers demand, it nevertheless faces competition from a variety of companies that offer services that compete with some or all of ACSI NT’s offerings. The Company’s success in this market will depend heavily upon its ability to provide high quality services at a competitive price and the ability of ACSI NT’s carrier customers to continue to devote significant amounts of capital to network expansion and construction.

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

Overview

      Our telecommunications services are subject to regulation by federal, state, and local government agencies. Generally, Internet and certain data services are not directly regulated, although the underlying telecommunications services may be regulated in certain instances. We hold various federal and state regulatory authorizations for our regulated service offerings. The FCC has jurisdiction over our facilities and services to the extent those facilities are used in the provision of interstate or international telecommunications. State public utility commissions (“PUCs”) also have jurisdiction over our facilities and services to the extent they are used in intrastate telecommunications. Municipalities and other local government agencies may require telecommunications services providers to obtain licenses or franchises regulating use of public rights-of-way necessary to install and operate their networks. The networks also are subject to certain other local regulations such as building codes and generally applicable public safety and welfare requirements. Many of the regulations issued by these regulatory bodies may change and are the subject of various judicial proceedings, legislative hearings and administrative proposals. We cannot predict what impact, if any, these proceedings or changes will have on our business or results of operations.

Federal Regulation

      The FCC regulates us as a non-dominant common carrier, or one that is not considered to be dominant over other service providers in the relevant product or geographic markets in which it operates. Non-dominant carriers are subject to lesser regulation than dominant carriers but remain subject to the general requirements that they offer just and reasonable rates and terms of service and do not unreasonably discriminate in the provision of services. We have obtained authority from the FCC to provide domestic interstate access and long distance services as well as international services between the United States and foreign countries and have filed the required tariffs. While we believe we are in compliance with applicable laws and regulations, we cannot assure you that the FCC or third parties will not raise issues with regard to our compliance.

The Federal Telecommunications Act

      In February 1996, the Telecommunications Act of 1996, an amendment to the Communications Act of 1934, (together, the “Federal Telecommunications Act” or “FTA”) became law. This comprehensive telecommunications legislation was designed to increase competition in the long distance and local telecommunications industries. The FTA imposes a variety of duties on competitive local exchange carriers (“CLECs”), such as the Company, to facilitate competition in the provision of local telecommunications and access services. Like all local telecommunications carriers, where we provide local telephone services, we are required to:

•	interconnect our networks with those of other telecommunications carriers;

•	originate calls to and terminate calls from competing providers on a reciprocal basis;

•	permit resale of our services;

•	permit end users to retain their telephone numbers when changing providers; and

•	provide competing providers with access to poles, ducts, conduits and rights-of-way, if any.

      Incumbent Local Exchange Carriers (“ILECs”), including large “independent” providers and the Regional Bell Operating Companies (“RBOCs”), are subject to requirements in addition to these, including the duty to:

•	undertake additional obligations applicable to the interconnection of their networks with those of competitors;

•	permit collocation of competitors’ equipment at their central offices;

•	provide unbundled access to individual network elements (“unbundled network elements”) including network facilities, features and capabilities, on non-discriminatory and cost-based terms; and

•	offer their retail services for resale at wholesale rates.

      The FCC is charged with establishing national rules implementing certain portions of the FTA. In August 1996, the FCC released an order adopting an extensive set of regulations governing network interconnection, network unbundling, and resale of traditional telephone company services, under the FTA. In July 1997, the United States Court of Appeals for the Eighth Circuit (“Eighth Circuit”) issued a decision vacating substantial portions of these rules, principally on the ground that the FCC had improperly intruded into matters reserved for state jurisdiction.

      In January 1999, the United States Supreme Court reversed many aspects of the Eighth Circuit’s decision, concluding that the FCC has jurisdiction to implement the local competition provisions of the FTA. In so doing, the Supreme Court found that the FCC has authority to establish pricing guidelines applicable to the provision of unbundled network elements and the resale of ILEC services, to prevent ILECs from disaggregating existing combinations of network elements, and to establish rules enabling competitors to select all or portions of any effective ILEC interconnection agreement for use in their own interconnection agreements with the same ILEC. As a result of the Supreme Court’s decision, FCC rules that require ILECs to establish geographically deaveraged pricing for network elements became effective in May 2000.

      The Supreme Court, however, did not evaluate the specific pricing methodology adopted by the FCC and remanded the case to the Eighth Circuit for further consideration. The Eighth Circuit, on remand, ruled on the FCC’s resale and unbundling pricing methodologies and found fault with aspects of both. Notably, rates charged for unbundled network elements are established through negotiation or by state regulatory commissions, subject to general FCC rules governing pricing methodology. The Eighth Circuit also found that ILECs do not have to combine unbundled network elements that are not already combined. This decision was in turn appealed to the Supreme Court and reviewed by the Court. While the Supreme Court resolved many issues, including the FCC’s jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC.

      Although most of the challenged FCC rules were upheld by the Supreme Court, the Court found that the FCC had not adequately considered certain statutory criteria requiring ILECs to make unbundled network elements available to CLECs. The FCC then conducted new proceedings to reexamine which unbundled network elements ILECs must provide. On November 5, 1999, the FCC released an order in which it required that ILECs make available most, but not all, of the network elements specified in its initial order, as well as certain new sub-types of network elements not included on the original list. The FCC also clarified the obligation of ILECs to provide certain combinations of unbundled network elements, in the November order and supplemental orders issued later in November 1999 and June 2000.

      Various interested parties have sought reconsideration and filed appeals of the FCC’s orders. We are unable to predict the outcome of those reconsideration and appellate proceedings. In addition, on April 5, 2001, several RBOCs filed a petition with the FCC seeking the elimination of the dedicated transport and high capacity loop unbundling requirements. Elimination of such requirements substantially could increase the Company’s costs and would impair its ability to provide competitive service offerings. We are unable to predict how or when the FCC will respond to the RBOCs’ petition.

      The FTA also eliminates certain pre-existing prohibitions on the provision of traditional long distance services by the RBOCs on a phased-in basis. On December 22, 1999, the FCC approved an application filed by Verizon (then, Bell Atlantic) seeking authority to begin providing long distance services to customers located in the state of New York, where it also provides local telephone service. This action represented the first approval by the FCC of a RBOC request to provide long distance services to customers located in their local operating region. The FCC has since approved similar applications relating to Southwestern Bell’s provision of long distance service in Texas, Kansas and Oklahoma, as well as with respect to Verizon’s request in Massachusetts. The FCC’s approval of these applications to provide such long distance services is likely to strengthen substantially the RBOCs’ competitive position in each of the respective states. These and other RBOCs have applied and will continue to apply to the FCC to obtain such long distance service authority in other states. We are unable to predict the outcome of these decisions. Entry of Verizon, SBC and additional RBOCs, into the long distance business could result in substantial competition to our services and may have a material adverse effect on us as they will be able to offer integrated local and long distance services and may enjoy a significant competitive advantage.

      In the first half of 1998, four RBOCs petitioned the FCC to be relieved of certain regulatory requirements in connection with their provision of advanced telecommunications services. Advanced telecommunications services are wireline, broadband telecommunications services, as opposed to traditional voice services, and are widely used for Internet access, often relying on digital subscriber line (“DSL”) and packet-switching technology. In response, in August 1998, the FCC issued an order and notice which clarified its views on the applicability to advanced services of existing statutory requirements in the FTA relating to network interconnection and unbundling. The FCC also solicited public comments on a wide variety of issues associated with the provision of advanced services by wireline carriers. The FCC generally determined that advanced telecommunications services are subject to its resale, interconnection and unbundling rules. However, in November 1999, the FCC determined that application of the FTA’s resale rule required a fact specific determination. In its first such fact specific determination, the FCC found that certain advanced services sold to Internet service providers were not subject to the FTA’s resale requirement.

      Some aspects of these orders have been appealed and some are the subject of petitions for reconsideration or further rulemaking before the FCC. In addition, some aspects of these orders have been vacated and remanded to the FCC. The FCC has not yet ruled on a proposal that would permit ILECs to deploy advanced telecommunications services through a separate affiliate, which would not be regulated as an ILEC and therefore would not be subject to the FTA’s unbundling and resale provisions. However, in 1999, the FCC approved a merger between SBC and Ameritech and imposed a requirement that those companies establish separate affiliates for the provisioning of advanced telecommunications services. In January, 2001, the United States Court of Appeals for the District of Columbia (“DC Circuit”) overturned that requirement and thus the issue of whether ILECs may provide advanced services via an affiliate that is relieved from the FTA’s resale and unbundling provisions remains pending before the FCC. This issue also is under consideration in Congress. Notably, a number of legislative proposals have been made which would relieve ILECs of some or all of their unbundling and resale with respect to advanced services. These proposals include the Internet Freedom and Broadband Deployment Act sponsored by Representatives Tauzin (R,. La.) and Dingle (D., Mich.). As currently proposed, the bill seeks to relieve ILECs from their unbundling and resale obligations for advanced services and permit RBOCs to carry data traffic over LATA boundaries.

      In March 1999, the FCC adopted an order strengthening the rights of CLECs such as the Company to obtain physical collocation for purposes of interconnecting with ILEC networks, as well as requiring that the ILECs permit CLECs to collocate equipment used for interconnection and/or access to unbundled network elements. The FCC also adopted rules designed to limit ILECs’ ability to deny CLECs the ability to deploy transmission hardware in collocation space by purporting that the equipment will cause electrical interference with other wires, requiring the construction of caged enclosures, and imposing large minimum space requirements and space preparation fees, among other things. The FCC also proposed rules making these requirements more specific. On March 17, 2000, the DC Circuit vacated significant portions of these FCC collocation rules, and remanded the matter to the FCC for further consideration. Among other things, the DC Circuit vacated new FCC rules that would have required ILECs to permit collocation of multi-functional equipment usable to provide enhanced services, use collocation space to cross connect to third party carriers, and collocate their equipment in any unused space in their central offices. In August 2000, the FCC adopted national provisioning intervals for various forms of collocation it requires ILECs to provide and requested comment on issues remanded to it by the DC Circuit. Since then, each of the RBOCs has been granted a waiver of the FCC’s intervals. Issues on remand remain pending before the FCC.

Access Regulation

      The FCC regulates the interstate access rates charged by ILECs for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance services. Over the past few years, the FCC has implemented changes in interstate access rules that result in the restructuring of the access charge system and changes in access charge rate levels.

      In addition, the FCC adopted a proposal submitted by a coalition of long distance companies and RBOCs referred to as “CALLS”. Pursuant to this plan, ILEC access rates must be decreased in stages over five years, while the ILECs were granted new pricing flexibility in other services. In line with other FCC decisions made in recent years, the FCC has granted ILECs additional flexibility in pricing their interstate special and switched access services. This pricing flexibility may result in ILECs lowering their prices in high traffic density areas, the probable areas of competition with us. It is possible that the FCC will grant ILECs increasing pricing flexibility as the number of potential competitors increases in each of these markets.

      Ongoing FCC proceedings may further change access rate structures and rate levels. Public statements by FCC officials indicate that an FCC order specifically addressing CLEC access charges is expected shortly. In that order, the FCC may require reductions in the access charge rates imposed by the Company and other CLECs. Such reductions would result in reduced access charge revenues for the Company. Such reductions, along with those already imposed on the RBOCs would reduce virtually all carriers’ costs of providing long distance services. The full impact of all these aspects of access charge reform will not be known until FCC action is complete and its orders are implemented.

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

      The FCC is expected to adopt shortly a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC is expected to address disparities in rates for access charges and reciprocal compensation — the rates which carriers pay each other for completing calls exchanged between them. Future adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that the Company (and other carriers) may charge for access charges and/or reciprocal compensation may significantly reduce the Company’s inter-carrier compensation revenues and may have a materially adverse impact on the Company’s financial position.

Reciprocal Compensation

      Under its interconnection agreements with ILECs, the Company has a right to charge ILECs reciprocal compensation for the transport and termination of local traffic routed from ILEC end users to end users of the Company’s local exchange services. Many CLECs, like the Company, have recorded substantial revenue based on reciprocal compensation for the termination of calls placed to Internet Service Providers (“ISPs”) that are subscribers to their local exchange services. ILECs have taken the position that calls placed to ISPs do not terminate at the ISP and, therefore, are not “local” traffic for which the CLEC is entitled to receive reciprocal compensation under the FTA or various interconnection agreements. Consequently, certain ILECs currently are refusing to pay reciprocal compensation amounts for traffic attributable to calls placed to ISPs. Since a significant portion of the Company’s customer base is comprised of ISPs, a failure by ILECs to pay ISP-related reciprocal compensation could have a significant impact on the Company’s past and future revenues. The obligation of ILECs to remit such compensation currently is the subject of numerous proceedings at the FCC and state PUCs, and in federal and state courts, including complaint proceedings initiated by the Company at state commissions and through commercial arbitration for collection of such compensation under its interconnection agreements. Any final order by the FCC or a state PUC in a state in which the Company’s interconnection agreements entitle it to reciprocal compensation, or a final determination by a federal or applicable state court or arbitration panel that no reciprocal compensation is owed for calls placed to ISPs, could have a material adverse effect on the Company.

      In late 1998 and early 1999 the FCC determined that both “dedicated access” and “dial-up” calls from an end user to an ISP are primarily interstate in nature and therefore are to be considered interstate services, subject to the FCC’s jurisdiction. The FCC then initiated a proceeding to determine the effect that this regulatory classification will have on the obligation of a service provider to pay reciprocal compensation for dial-up calls to ISPs that originate on one service provider’s network and terminate on another service provider’s network. In that same order, the FCC permitted existing reciprocal compensation arrangements between service providers, as set forth in interconnection agreements and approved and interpreted by state PUCs, to remain intact. However, on March 24, 2000, the FCC’s determination with respect to dial-up traffic to ISPs was vacated by the DC Circuit and remanded to the FCC for further proceedings.

      The FCC is expected to adopt shortly an order on remand from the DC Circuit setting forth a new compensation mechanism for ISP-bound traffic. If adopted by the FCC, reduced rates for this type of traffic may result in a reduction in the Company’s revenues generated from inter-carrier compensation.

      The FCC is expected to adopt shortly a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC is expected to address disparities in rates for access charges and reciprocal compensation — the rates which carriers pay each other for completing calls exchanged between them. Future adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that the Company (and other carriers) may charge for access charges and/or reciprocal compensation may significantly reduce the Company’s inter-carrier compensation revenues and may have a materially adverse impact on the Company’s financial position.

      As of March 2001, over 30 state PUCs have rendered decisions holding that ILECs were required to make reciprocal compensation payments to CLECs for dial-up traffic originating on ILEC networks and terminated by CLECs to ISPs. On the other hand, several state PUCs have ruled that CLECs are not entitled to collect reciprocal compensation for terminating ISP-bound traffic. Several state PUCs also have ruled that CLECs are not entitled to collect reciprocal compensation for terminating ISP-bound traffic prospectively under newly arbitrated interconnection agreements.

      The Company has successfully prosecuted multiple complaints against ILECs for past due reciprocal compensation, resulting in both commission and arbitrator orders, as well as substantial settlements. Adverse decisions on future complaints could have a materially adverse effect on the Company’s financial position.

Universal Service

      In 1997, the FCC established a significantly expanded universal service regime to subsidize the cost of telecommunications services to high cost areas, and to low-income customers and qualifying schools, libraries and rural health care providers. Providers of telecommunications services, like us, as well as certain other entities, must pay for these programs. The Company’s share of the payments into these subsidy funds will be based on its share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing these payments on the basis of a telecommunications services provider’s interstate and international revenue for the previous six months. Various states are also in the process of implementing their own universal service programs. The Company has begun paying and passing through federal universal service payments without significant impact on the Company. FCC and state universal service rules remain subject to change, which could increase the Company’s costs.

Detariffing

      Tariffing is a traditional regulatory requirement whereby telecommunications carriers publish for public inspection at state and federal regulatory agencies all terms, conditions, pricing, and available services governing the sale of telecommunications services to the public. Traditionally, interstate and international long distance service tariffs are filed with the FCC and tariffs for intrastate long distance service and local telephone services are filed with state PUCs. In May 2000, the FCC ordered mandatory detariffing for domestic long distance services provided by non-dominant carriers, such as the Company and adopted a transition period during which carriers would withdraw federal tariffs, move to contractual relationships with their customers and implement rules requiring them to make specific public disclosures on their Internet Web Sites of their rates, terms, and conditions for domestic interstate services. The compliance/implementation transition period will end on July 31, 2001. In March 2001, the FCC imposed similar detariffing requirements with respect to international services provided by non-dominant carriers such as the Company. The detariffing of international services must be completed by January 27, 2002. As a result of the FCC’s orders, non-dominant interstate and international services providers such as the Company will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic interstate services, and will have to rely more heavily on Web-based and individually negotiated agreements with end users.

      In June 1997, the FCC issued an order stating that non-dominant local service providers may withdraw their tariffs for interstate access services provided to long distance carriers. The FCC has since opened a proceeding to explore whether it should regulate CLEC access charges, and as explained above, with respect to federal access regulation, has indicated that it intends to do so.

State Regulation

      The FTA preempts state and local statutes and regulations that prohibit the provision of competitive telecommunications services. As a result, we should be free to provide the full range of local, long distance and data services in all states in which we currently operate, and in any states into which we may wish to expand. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject. Because we provide intrastate common carrier services, we are subject to various state laws and regulations. Most state PUCs require some form of certification or registration. We must acquire this authority before commencing intrastate common carrier service. In most states, we are also required to file tariffs or price lists setting forth the terms, conditions, and prices for services that are classified as intrastate.

      We are required to update or amend these tariffs when we adjust our rates or add new products and are subject to various reporting and record-keeping requirements in these states. Many states also require prior approval for transfers of control of certificated providers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings, and incurrence of significant debt obligations. States generally retain the right to sanction a service provider or to revoke certification if a service provider violates applicable laws or regulations. If any state PUC were to conclude that we are or were providing intrastate services without the appropriate authority or in violation of any regulation, the PUC could initiate enforcement actions, which could result in the imposition of fines, a requirement to disgorge revenues or the refusal to grant the regulatory authority necessary for the future provision of intrastate telecommunications services.

      We are authorized to provide competitive local telecommunications services in 24 states. We have authority to provide intrastate long distance services in all states where we hold such authorizations, and in numerous other states as well. We may apply for additional state authority in the future. However, there can be no assurance that we will be granted such authorizations

Local Interconnection

      The FTA imposes a duty upon all ILECs to negotiate in good faith with requesting competitive telecommunications providers to provide interconnection to their networks, exchange local traffic, make unbundled network elements available, and permit resale of most local telephone services. In the event that negotiations do not succeed, either party has the right to seek arbitration with the relevant state PUC of any unresolved issues. Arbitration decisions involving interconnection arrangements in several states have been challenged and appealed to federal courts.

      We have entered into interconnection agreements with BellSouth, Pacific Bell, Southwestern Bell, Qwest, Verizon and Sprint. Arbitration decisions involving the Company’s interconnection arrangements in several states have been challenged in lawsuits filed in United States District Courts by the affected ILECs. The Company has experienced some difficulty in obtaining timely ILEC implementation of local interconnection agreements. Delays encountered in obtaining facilities and ensuring proper implementation of local interconnection agreements have caused the Company to file complaints against BellSouth, Qwest, Southwestern Bell and Verizon. Similar problems have been experienced with other ILECs, and there can be no assurance that the performance of any ILEC will improve.

      A number of the Company’s interconnection agreements have expired or will expire at various times over the next year. The Company typically operates pursuant to the terms of an expired agreement until such time as it has successfully negotiated or adopted a new agreement with a particular ILEC in a particular state. There can be no assurance that the Company will be able to replace expired agreements with agreements that are at least as favorable to the Company.

Local Government Authorizations

      The Company is required to obtain street use and construction permits and licenses, encroachment agreements and/or franchises to install and expand its fiber optic networks using municipal rights-of-way. Termination of such franchise, permit, or license agreements, prior to their expiration dates could significantly impact the Company’s ability to provide service to end users in affected markets. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis, as well as post performance bonds or letters of credit. There can be no assurance that the Company will not be required to post similar bonds or letters of credit in the future, nor is there any assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs do not pay franchise fees or pay fees that are substantially less than those required to be paid by the Company. To the extent that competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. However, the FTA provides that any compensation extracted by states and localities for use of public rights-of-way must be “fair and reasonable,” applied on a “competitively neutral and nondiscriminatory basis,” and be “publicly disclosed” by such government entity. In February and March 2001, certain e.spire bonds associated with its street use and construction permits and licenses, encroachment agreements and/or franchises were cancelled. While the bonds have been extended and a new long-term agreement with the relevant financial institutions has been finalized, future cancellations of e.spire bonds may result in the termination of street use and construction permits, licenses, encroachment agreements and/or franchises. As noted above, termination of such franchise, permit, or license agreements prior to their expiration dates could significantly impact the Company’s ability to provide service to end users in affected markets.

Content Regulation

      Because the Company does not hold itself out as editing or otherwise controlling the content of communications that traverse its systems, it is generally unaffected by government content regulation. On June 26, 1997, the United States Supreme Court ruled unconstitutional provisions of the FTA, referred to as the Communications Decency Act, which restricted transmission of “indecent” or “patently offensive” material over the Internet, though it upheld restrictions on transmission of obscene material. Congress attempted to remedy the constitutional defects of the Constitutional Decency Act in 1998 by adopting the Child Online Protection Act, but on February 1, 1999, a federal district court judge issued a preliminary injunction against enforcement of that legislation on the ground that it, too, will probably be held unconstitutional.

      In recent years, Congress has adopted legislation designed to limit the liability of data communications and online service providers. On November 12, 1997, the United States Court of Appeals for the Fourth Circuit ruled that under certain defined circumstances the FTA protects interactive computer service providers from liability for defamatory material posted on their systems by third parties; the Supreme Court declined to review that case on June 22, 1998. The Digital Millenium Copyright Act, signed into law on October 28, 1998, provides limitations against liability for online copyright infringement, provided that certain conditions are met. Both acts are subject to interpretation, however, and it is not certain that the Company would be able to make successful use of the defenses provided if plaintiffs were to accuse it of facilitating the dissemination of defamatory or copyright-infringing material. Moreover, those statutes do not address every potential form of content liability. For example, some courts have held that communications companies can be held liable for consequential damages if they are grossly negligent or engage in willful misconduct that delays or distorts the transmission of important or time-sensitive information.

Employees

      As of December 31, 2000, the Company employed a total of 1,806 individuals full time. The Company believes that its future success will depend on its continued ability to attract and retain highly skilled and qualified employees. None of the Company’s employees are subject to a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  Properties

      As of December 31, 2000, office space of 103,633 square feet is leased in Columbia, Maryland and Laurel, Maryland for two corporate offices, including the Company’s billing center for $151,282 per month subject to periodic increases in specified amounts. These leases expire in 2007. As of December 31, 2000, e.spire also leases a 24,255 square foot office space in Annapolis Junction, Maryland for an additional corporate office for $33,563 per month subject to periodic increases in specified amounts. The lease terminates in January 2005. e.spire leases 167,285 square feet in Herndon, Virginia, for corporate offices for $405,527 per month as of December 31, 2000, subject to periodic increases in specified amounts. The lease expires in 2009 with two options to renew for additional three-year and five-year periods. e.spire leases 25,460 square foot office space in Sterling, Virginia for its network management center for $29,502 per month. This lease expires in 2009 with an option to renew for one additional five-year period.

      As of December 31, 2000, the Company’s various operating subsidiaries have leased facilities for their offices and network nodes. The aggregate monthly rent on these properties is approximately $988,305. The various leases expire on dates ranging from June 2001 to June 2014. Most have renewal options. Additional office space and equipment rooms will be leased as additional networks are constructed and the Company’s operations are expanded.

      The Company believes that its insurance coverage on these properties is adequate and in compliance with the related leases.

      As part of the Company’s restructuring under Chapter 11, e.spire is evaluating all of its property leases. We have the right, subject to the bankruptcy courts approval, to assume or reject any unexpired leases in existence at the date of filing. Parties having claims as a result of any such rejection may file claims with the bankruptcy court that will be dealt with as part of the bankruptcy cases.

Item 3.  Legal Proceedings

      On March 22, 2001, the Company filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware. The Company is currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

      On April 19, 2000, a consolidated securities class action complaint was filed alleging failure to disclose material information during the period of August 12, 1999 through March 30, 2000 in the United States District Court for the district of Maryland against e.spire and certain of its former directors and officers. The complaint was dismissed with prejudice by the court in January 2001.

      The Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company’s interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations. (See “Regulation”)

Item 4.  Submission of Matters to a Vote of Security Holders

      On December 1, 2000, the Company held a special meeting of stockholders and three proposals were considered. All such proposals were approved by the stockholders.

      The first proposal was to approve and ratify that the Company is authorized to issue the following securities (some of which were issued by the Company on March 3, 2000 for an aggregate amount of approximately $100.7 million) pursuant to purchase agreements between the Company and certain investors: a) Series A convertible preferred stock that is currently convertible into 10,682,759 shares of our Common Stock and provides that the Company will issue additional shares of Common Stock payable as dividends on the Series A convertible preferred stock; and b) warrants that are exercisable into up to 7,717,500 shares of common stock at an exercise price of $9.89 per share and each exercisable into 44.1 shares of Common Stock. The following is a breakdown of the vote on such matter.

Abstained	For	Against	Broker Non-Votes

122,980	28,955,577	1,477,096	0

      The second proposal was to approve and ratify that the Company is authorized to issue up to: a) 124.3 million shares of common stock at a price per share equal to the lesser of $3.37 per share and 80% of the market price at time of issuance (to be sold for cash or in exchange for outstanding exchangeable preferred stock); b) $124.3 million of convertible preferred stock in one or more series which will be convertible into common stock at a purchase price per share equal to the lesser of $3.37 and 80% of the market price at time of issuance (to be sold for cash or in exchange for outstanding exchangeable preferred stock), and the issuance of common stock as dividends thereon; c) $124.3 million of warrants, the terms of which shall be determined by the Board of Directors based on the written opinion of the financial advisor to the Company that such terms are fair to the Company and the public stockholders of the Company from a financial point of view; and d) transaction fee warrants to purchase common stock at an exercise price of $.01 per share in an amount equal to 60,000 divided by the market price of the common stock at the time of any closing under the purchase agreements (less $.01) per one million dollars sold of any common stock, convertible preferred stock, debt securities or warrants. The following is a breakdown of the vote on such matter.

Abstained	For	Against	Broker Non-Votes

128,974	28,905,156	1,521,523	0

      The third proposal was to approve and ratify the amendment of the Company’s Third Amended and Restated Certificate of Incorporation, as amended, providing for an increase in the number of shares of the Company’s common stock authorized to be issued from 125 million to 250 million. The following is a breakdown of the vote on such matter.

Abstained	For	Against	Broker Non-Votes

116,109	28,856,128	1,583,416	0

PART II

Item 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

      The Company’s Common Stock traded on The NASDAQ Stock Market under the symbol “ESPI”. On March 22, 2001, trading of our Common Stock was halted after we issued a press release announcing the filing of the Chapter 11 case. The Common Stock was voluntarily delisted from the Nasdaq Stock Market on April 2, 2001. Since April 2, 2001, the Company’s Common Stock has been traded on the OTC Pink Sheets under the symbol “ESPIQ”.

      The following table sets forth, for the periods indicated, the range of high and low closing bid quotations for the Common Stock traded on The NASDAQ Stock Market.

	High Price	Low Price

Fiscal Year Ended December 31, 1998

First Quarter	$19.63	$11.63

Second Quarter	22.56	15.00

Third Quarter	23.03	9.00

Fourth Quarter	14.06	5.31

Fiscal Year Ended December 31, 1999

First Quarter	$13.75	$4.50

Second Quarter	16.75	9.63

Third Quarter	12.69	7.19

Fourth Quarter	8.91	5.50

Fiscal Year Ended December 31, 2000

First Quarter	$15.75	$6.50

Second Quarter	6.94	3.50

Third Quarter	7.75	2.81

Fourth Quarter	2.97	.50

      On June 1, 2001, the last reported sales price for the Common Stock as reported on The OTC Pink Sheets, was $0.12 per share. As of December 31, 2000, there were approximately 585 holders of record of the Common Stock.

Dividend Policy

      The Company has never paid dividends on the Common Stock and does not expect to declare any dividends on the Common Stock in the foreseeable future. As discussed in Item 3 — “Legal Proceedings” e.spire filed for protection under Chapter 11 of the Bankruptcy Code and, is precluded from paying such dividends. The Company’s indentures, Credit Facilities, debtor-in-possession financing and preferred stock instruments contain certain covenants that restrict the Company’s ability to declare or pay dividends on the Common Stock.

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

      On March 14, 2000, in connection with a breach of contract dispute, e.spire issued to Harold VanArnem, 46,444 shares of common stock pursuant to a Confidential Settlement and Release Agreement dated as of March 10, 2000. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

      On July 20, 2000, in connection with a breach of contract dispute, e.spire issued to Thomas Benham, Sr., 50,000 shares of common stock pursuant to a Confidential Settlement and Release Agreement dated as of May 19, 2000. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

      On September 19, 2000, e.spire issued an aggregate of 50,000 shares of exchangeable preferred stock to The Huff Alternative Income Fund, Honeywell Master Retirement Trust and Greenwich Street for an aggregate purchase price of $50 million. At e.spire’s option the exchangeable preferred stock may be converted into Purchaser Junior Securities, which includes common stock, preferred stock or warrants to purchase common stock, the type of security to be determined by Huff. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

      On November 6, 2000, in connection with a breach of contract dispute, e.spire issued to William Rogers, 179,202 shares of common stock pursuant to a Confidential Settlement and Release Agreement dated as of November 6, 2000. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

      On December 1, 2000, e.spire issued to Marvin Saffian & Co., 186,497 shares of common stock pursuant to a Consulting Agreement dated October 19, 1994. On February 22, 2001, e.spire issued to Marvin Saffian & Co. 36,777 shares of common stock pursuant to this same Consulting Agreement. These transactions were consummated as private transactions pursuant to Section 4(2) of the Securities Act of 1933.

      On December 8, 2000, e.spire issued an aggregate of 893,542 Transaction Fee warrants to purchase shares of common stock to The Huff Alternative Income Fund, Honeywell Master Retirement Trust and Greenwich Street pursuant to a Transaction Fee Warrant Agreement dated December 8, 2000. Each warrant is initially exercisable for 1 share of Common Stock (at an initial exercise price of $.01 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

      Effective December 29, 2000, e.spire agreed to sell to George F. Schmitt 1,500,000 shares of common stock for $0.50 per share pursuant to an Employment Agreement dated as of December 29, 2000. This transaction was consummated as a private transaction pursuant to Section 4(2) of the Securities Act of 1933.

Item 6.  Selected Financial Data

      The selected consolidated financial data presented below under the captions “Statement of Operations Data” for the years ended December 31, 1997, 1998, 1999 and 2000, and “Balance Sheet Data” as of December 31, 1997, 1998, 1999 and 2000 are derived from and qualified by reference to the audited Consolidated Financial Statements of the Company and the related notes thereto, and should be read in conjunction therewith and in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Subsequent to June 30, 1996, the Company changed its fiscal year end from June 30 to December 31. The “Statement of Operations Data” for the year ended December 31, 1996 has been derived from the unaudited consolidated financial statements of the Company which, in the opinion of management includes all adjustments consisting of normal recurring adjustments which the Company considers necessary for a fair presentation of the results of operations for that period.

SELECTED CONSOLIDATED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	1996	1997	1998	1999	2000

	(unaudited)

Statement of Operations Data:

Revenues	$9,417	$59,001	$156,759	$244,009	$344,190

Operating expenses:

Cost of sales	11,046	52,881	106,813	159,368	193,580

Gross margin	(1,629)	6,120	49,946	84,641	150,610

Selling, general and administrative	30,656	59,851	103,639	169,180	187,267

Non cash stock compensation	2,081	4,274	9,928	11,473	14,377

Depreciation and amortization	7,228	24,131	47,332	95,943	109,425

Impairment on assets held for sale	0	0	0	0	16,877

Total operating expenses	51,011	141,137	267,712	435,964	327,946

Loss from operations	(41,594)	(82,136)	(110,953)	(191,955)	(177,336)

Interest and other income	6,390	8,685	23,348	10,602	3,622

Interest and other expense	(18,032)	(41,565)	(75,474)	(96,395)	(124,339)

Gain on sale of Internet dial-up customer base	0	0	0	0	4,467

Loss before minority interest	(53,236)	(115,016)	(163,079)	(277,748)	(293,586)

Minority interest	417	0	0	0	0

Net loss	$(52,819)	$(115,016)	$(163,079)	$(277,748)	$293,586)

Preferred stock dividends and accretion and beneficial conversion charge	(4,021)	(11,630)	(36,080)	(40,646)	(81,119)

Net loss to common stockholders	$(56,840)	$(126,646)	$(199,159)	$(318,394)	$(374,705)

Net loss per common share	$(8.54)	$(4.65)	$(4.45)	$(6.38)	$(7.05)

Weighted average shares outstanding	6,653	27,234	44,752	49,892	53,184

Other Data:

Adjusted EBITDA(1)	$(31,868)	$(53,731)	$(53,693)	$(84,160)	$(36,657)

Capital expenditures	107,773	135,036	249,256	286,719	142,607

	December 31,	December 31,	December 31,	December 31,	December 31,
	1996	1997	1998	1999	2000

Balance Sheet Data

(End of Period):

Cash and cash equivalents	$78,619	$260,837	$328,758	$62,525	$7,352

Total assets	230,038	638,896	982,957	941,242	885,640

Working capital (deficit)	46,001	272,234	325,734	(60,505)	(131,444)

Networks, equipment and furniture, net	136,083	250,478	485,934	627,015	605,997

Long-term debt, including current portion	210,410	461,285	749,815	970,124	993,978

Long-term liabilities	216,484	461,321	746,765	805,202	860,255

Redeemable stock and options	2,000	206,160	241,044	281,596	327,472

Stockholders’ deficit	(27,038)	(65,356)	(101,734)	(401,195)	(571,874)

Note to Selected Consolidated Financial Data

      (1)  Adjusted EBITDA consists of net loss before net interest, income taxes, depreciation and amortization, noncash stock compensation, fixed asset impairment and for 2000, the gain on sale of Internet dial-up customer base included in non-operating income. It is a measure commonly used in the telecommunications industry and is presented to assist in understanding the Company’s operating results. However, it is not intended to represent cash flow or results of operations in accordance with Generally Accepted Accounting Principles.

Bankruptcy Proceedings

      On March 22, 2001 (the “Petition Date”), e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to preserve cash and to facilitate the restructuring of the Company’s long-term debt, trade liabilities and other obligations. The Company and its bankruptcy filing subsidiaries (collectively the “Debtors”) are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware.

      Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on the Company’s business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, all of the Company’s liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

      Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to sustain positive results of operations and cash flows sufficient to continue to operate.

Item 7.  Management’s Discussion and Analysis

      e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 38 markets throughout the United States where it has state-of-the-art local fiber optic networks. By the end of 1997, the Company had become one of the first CLECs to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers’ needs. The Company’s facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of December 31, 2000, was comprised of 3,834 route miles of fiber in its 38 local networks in 21 states, state of the art equipment including 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network.

      The development of the Company’s business and the construction, acquisition and expansion of its networks require significant capital expenditures, a substantial portion of which are incurred before realization of revenues. These expenditures, together with the associated early operating expenses, result in negative cash flow until an adequate customer base is established. However, as the Company’s customer base grows, the Company expects that incremental revenues can be generated with decreasing incremental operating expenses. The Company has made specific strategic decisions to build high capacity networks with broad market coverage, which initially increases its level of capital expenditures and operating losses. However, the Company believes that over the long term this strategy will enhance the Company’s financial performance by increasing the traffic flow over its network. The Company also announced in 2000, that it will concentrate on increasing capacity in key switch markets and improving operating margins and profitability in our existing markets rather than building any new networks.

      ACSI NT was formed to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

      In January 1997, e.spire purchased CyberGate, a Florida-based Internet service provider and its subsidiary ValueWeb , which provides Web hosting services. Through our subsidiary CyberGate and its subsidiary ValueWeb, we offer dedicated, shared, and colocation Web hosting services and related managed services. In September 2000, e.spire sold CyberGate’s Internet dial-up customer base to EarthLink, Inc., a strategic move to focus our resources on CyberGate’s subsidiary ValueWeb and its growing, higher-margin Web hosting, colocation, and managed services business.

Results of Operations — Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Revenues

      The Company reported an increase in total revenues of $100.2 million, or 41%, to $344.2 million for the year ended December 31, 2000, compared with revenues of $244.0 million for the year ended December 31, 1999 as discussed below.

Telecommunications Services

      The Company reported an increase in Telecommunications services revenues of $82.1 million, or 55%, to $232.7 million for the year ended December 31, 2000, compared with revenues of $150.6 million for the year ended December 31, 1999. The increase is primarily due to $17.8 million increase in reciprocal compensation, $8.5 million from the continued focus on data services, $30.0 million related to the continued expansion of switched voice services and $20.5 million from special access services. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data products. The increase in revenues was primarily attributable to the Company’s greater presence in its markets, an expanded customer base and increases in offerings to our existing customers. The revenue increase was partially due to increased reciprocal compensation revenue as discussed below and increases in the Company’s other service offerings such as special access, on-net switched and data services. Also, these increases in revenues were partially offset by a decrease in resale revenue due to the Company’s elimination of its switched resale portfolio.

      Included in telecommunications services revenue is reciprocal compensation of approximately $56.8 million and $38.9 million, for the twelve months ended December 31, 2000 and 1999, respectively. Reciprocal compensation relates to the transport and termination of local traffic (in our case, primarily to ISPs from ILEC customers) pursuant to various interconnection agreements. Several ILECs have not paid a substantial portion of the amounts for reciprocal compensation billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various interconnection agreements and under state and federal law and public policies. As of December 31, 2000, the Company has received cumulative payments of approximately $73.5 million for reciprocal compensation. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators.

      In February 1999, the FCC ruled that ISP-bound traffic is jurisdictionally “interstate in nature.” The FCC also found that the reciprocal compensation provisions of the FTA did not apply to ISP-bound traffic but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC’s decision on the grounds that the FCC did not provide an adequate basis for its decision that the reciprocal compensation provisions of the FTA did not apply to ISP-bound traffic. e.spire has obtained favorable rulings from the Georgia and Florida PUCs requiring payment of past due reciprocal compensation from BellSouth in those states. BellSouth appealed those decisions, but e.spire settled the appeals on favorable terms. e.spire has several pending proceedings before state PUCs and commercial arbitrators to collect outstanding amounts from multiple ILECs. Accordingly, the Company, through its commercial arbitration awards and these recent settlements has collected all reciprocal compensation billed to BellSouth through December 31, 1999, totaling approximately $25 million. e.spire and BellSouth have also agreed to prospective reciprocal compensation rates, eliminating litigation over the ISP issue and setting new rates through December 31, 2002. Such rates are substantially less than historical rates and decrease annually through 2002. e.spire has also reached a settlement with Southwestern Bell, settling reciprocal compensation claims in Missouri, Oklahoma, Kansas, and Arkansas through December 31, 2000 and also setting new rates going forward. Such rates are substantially less than historical rates.

      The FCC is expected to adopt shortly an order on remand from the DC Circuit setting forth a new compensation mechanism for ISP-bound traffic. If adopted by the FCC, reduced rates for this type of traffic may result in a reduction in the Company’s revenues generated from inter-carrier compensation.

      The FCC is expected to adopt shortly a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC is expected to address disparities in rates for access charges and reciprocal compensation — the rates which carriers pay each other for completing calls exchanged between them. Future adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that the Company (and other carriers) may charge for access charges and/or reciprocal compensation may significantly reduce the Company’s inter-carrier compensation revenues and may have a materially adverse impact on the Company’s financial position.

      There can be no assurance that future regulatory or arbitration rulings or settlements will be favorable to the Company and the timing of receipts cannot be predicted at this time. The Company believes that its outstanding receivables for reciprocal compensation of $47.2 million at December 31, 2000, net of allowance, are ultimately collectible, although the timing of receipts cannot be predicted at this time and may be impacted by the bankruptcy filing.

Network Technologies Services

      Network Technologies services revenues increased $14.5 million, or 21%, to $82.8 million for the year ended December 31, 2000, compared with revenues of $68.3 million for the year ended December 31, 1999. The increase in revenues is attributable to the increased growth in the size and number of construction contracts in this expanded operation. The Network Technologies segment offers construction services, including the sale of IRUs on portions of e.spire’s networks to IXCs and other customers, fiber optic network design and project management services. Also, included in Network Technologies services revenues are revenues for construction contracts and grants of IRUs on portions of e.spire’s networks to IXCs and other customers. The Company recognized approximately $0.6 million and $14.9 million for the twelve months ended December 31, 2000 and 1999, respectively, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire’s networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the twelve months ended December 31, 2000, are revenues of approximately $60.0 million derived from contracts with three major customers. Included in the year ended December 31, 1999 revenues was approximately $40.1 million derived from contracts with three major customers. The Company expects to see continued increases in revenues from Network Technologies services due to future growth and expansion in this line of business subject to the availability of adequate capital.

Internet Services

      Internet services reported an increase in revenues of $3.6 million, or 14%, to $28.7 million for the year ended December 31, 2000, compared with revenues of $25.1 million for the year ended December 31, 1999. Included in Internet services are revenues from Internet access and Web hosting sold through our subsidiary,

“CyberGate”. The increase in revenues was attributable to an increase in the Web hosting revenues, which was partially offset by a decrease in the Internet access revenues. Revenue in the future will consist solely of Web hosting revenue as the Company sold its dial up Internet customers at the end of the fourth quarter of 2000. For 2000, dial up related revenue was approximately $9.6 million.

Cost of Sales

      For the year ended December 31, 2000, compared with the year ended December 31, 1999, total cost of sales increased $34.2 million, or 22%, to $193.6 million from $159.4 million for the twelve months ended December 31, 1999, as discussed below.

Telecommunications Services

      Cost of sales for Telecommunications services increased $23.5 million, or 21%, to $133.5 million for the year ended December 31, 2000, from $110.0 million for the same period of 1999. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

      Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs increased to approximately $115.2 million for the year ended December 31, 2000, from approximately $100.1 million for the year ended December 31, 1999. These increases were partially offset by credits in the amount of $4.9 million awarded to the Company in the third and fourth quarters of 2000 for the settlement of a rate dispute. Also, for the third quarter of 2000, there was a decrease in costs due to the disconnection of one major customer. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the year ended December 31, 2000 and 1999, these costs were approximately $18.3 million and $9.9 million, respectively. The increase was due to the additional employees in the network area.

Network Technologies Services

      Cost of sales for Network Technologies services increased $8.0 million, to approximately $46.2 million for the year ended December 31, 2000, compared with $38.2 million for the same period of 1999. The increases were attributable to the increased growth in the size and number of construction contracts in this expanded operation. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services.

Internet Services

      Cost of sales for Internet services increased $2.7 million, or 24%, to approximately $13.8 million for the year ended December 31, 2000, compared with $11.1 million for the same period of 1999. These increases were due to increased charges for domain registration associated with the increase in the web hosting customer base. The increases were partially offset by decreases in telco expenses due to the decrease in Internet access customers. This decrease in telecommunications expenses is expected to continue as the Company completed the sale of its dial-up internet customers at the end of the third quarter of 2000.

Gross Margin

      For the year ended December 31, 2000, total gross margin increased 910 basis points to 43.8 percent from 34.7 percent for the year ended December 31, 1999, as discussed below.

Telecommunications Services

      Telecommunications services gross margin increased 1,560 basis points to 42.6 percent for the year ended December 31, 2000 from 27.0 percent for the year ended December 31, 1999. These increases were primarily due to increases in sales volume, including reciprocal compensation as described earlier. As discussed above, these increases were also due to credits in the amount of $4.9 awarded to the Company for the settlement of various disputes, as well as the decrease in network costs associated with a major customer whose service, which carried negligible margins, was disconnected. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors. The Company does not expect to see such significant increases in gross margin going forward.

Network Technologies Services

      Network Technologies services gross margin remained constant at approximately 44 percent for the year ended December 31, 2000 and 1999. Gross margin remained constant due to the similar type of revenue contracts in both years.

Internet Services

      Internet services gross margins decreased 390 basis points to 51.8 percent for the year ended December 31, 2000, compared with 55.7 percent for the year ended 1999. These decreases were primarily due to the Company’s announced exit from providing dial-up internet services, which resulted in lower margins. Going forward, the Company will focus on its web hosting business in which the Company expects to earn higher margins.

Operating Expenses

Selling, General and Administrative

      For the year ended December 31, 2000, selling, general and administrative (SG&A) expenses increased $18.1 million, or 11%, to $187.3 million from $169.2 million for the same period of 1999.

      Included in SG&A expenses are personnel costs such as employee salaries, benefits and commissions. Such costs increased to $72.4 million for the year ended December 31, 2000, from $64.5 million for the year ended December 31, 1999. Also, included in SG&A expenses are operating costs such as rent, advertising and general administrative and office expenses. These expenses increased to $114.9 million for the year ended December 31, 2000 from $104.7 million for the year ended December 31, 1999.

      Increases in SG&A expenses are the result of increases in the Company’s personnel that are necessary to support and grow the Company’s operations. Costs directly related to the increase in personnel include salaries, benefits, bonuses and commissions. Another significant portion of the SG&A increase is due to backoffice expenses such as professional services cost which have been necessary to maintain and improve existing processes. In addition, increases in costs for facilities and related expenses have been incurred due to an increased number of office locations and facilities. Also, in connection with the Company’s growth in revenue, bad debt allowances have increased. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated.

Non-Cash Stock Compensation

      Non-cash stock compensation expense increased $2.9 million, or 25%, to $14.4 million for the year ended December 31, 2000 from $11.5 million for the year ended December 31, 1999.

      Included in non-cash compensation are accruals for the issuance of common stock in connection with performance bonuses and costs of grants of employee stock options. Costs associated with the accrual for performance bonuses were approximately $12.0 million and $9.6 million for the years ended December 31, 2000 and 1999, respectively. The costs for the compensation associated with stock option plans was approximately $.2 million for the year ended December 31, 2000 and $1.9 million for the same period of 1999. Also included in non-cash compensation for the year ended December 31, 2000 are $2.2 million related to settlement agreements with outside parties. Included in the Company’s 2000 results are accruals related to employee performance bonuses of approximately $12.0 million that were to be paid in 2001. Due to the bankruptcy filing, the Company believes that the performance bonus will not be paid as anticipated.

Depreciation and Amortization and Impairment on Assets Held for Sale

      Depreciation and amortization expenses increased $13.5 million, or 14%, to $109.4 million for the year ended December 31, 2000 from $95.9 million for the year ended December 31, 1999. These increases were due to an increase in gross capital assets to $968.8 million at December 31, 2000 compared with capital assets of $848.7 million at December 31, 1999.

      During the fourth quarter of 2000, the Company determined based on changes to the operating plans that certain network assets would not be placed in service. Accordingly, the Company recorded an impairment charge of approximately $16.9 million to reduce the assets to their estimated realizable value at December 31, 2000.

Interest and Other Income

      Interest and other income decreased $7.0 million, or 66%, to $3.6 million for the year ended December 31, 2000 from $10.6 million for the year ended December 31, 1999. The decrease in interest and other income reflects a decrease in the cash and cash equivalents balance of $55.1 million from $62.5 million at December 31, 1999 to $7.4 million at December 31, 2000. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

Interest and Other Expense

      Interest and other expense increased $27.9 million, or 29%, to $124.3 million for the year ended December 31, 2000 from $96.4 million for the year ended December 31, 1999. The increase was primarily due to additional interest incurred in connection with the Credit Facilities and higher levels of debt outstanding.

Net Loss & Net Loss Applicable to Common Stockholders

      As a result of the previously discussed fluctuations in revenues, cost of sales, operating expenses, depreciation and amortization, and interest income and expense, net loss increased $15.9 million, or 6%, to $293.6 million for the year ended December 31, 2000 from $277.7 million for the year ended December 31, 1999. Further, net loss applicable to common stockholders increased $56.3 million, or 18%, to $374.7 million for the year ended December 31, 2000 from $318.4 million for the same period of 1999. These increases to net loss applicable to common stockholders were also affected by the preferred stock dividends and accretion related to the 14 3/4% Preferred Stock and the 12 3/4% Preferred Stock, a charge of $16.9 million related to impairment charges tied to certain e.spire assets and to the beneficial conversion charges, as described below, related to the convertible Preferred Stock issued in the first quarter of 2000 and to the exchangeable Preferred Stock issued during the third quarter of 2000.

      The Series A Convertible Preferred Stock and the Exchangeable Preferred Stock were issued at conversion prices that were less than market price of the Company’s Common Stock at the time of the funding commitment. Thus the Company recognized a beneficial conversion charge of approximately $24.6 million related to the Series A Convertible Preferred Stock issued on March 3, 2000. Also, the Company incurred a beneficial conversion charge of approximately $9.4 million in 2000 related to the exchangeable preferred stock issued on September 19, 2000, after final shareholder approval was received in the fourth quarter.

Results of Operations — Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Revenues

      The Company reported an increase in total revenues of $87.2 million, or 56%, to $244.0 million for the year ended December 31, 1999, compared with revenues of $156.8 million for the year ended December 31, 1998 as discussed below.

Telecommunications Services

      The Company reported an increase in Telecommunications services revenues, including Internet services revenues, of $48.4 million, or 38%, to $175.7 million for the year ended December 31, 1999, compared with revenues of $127.3 million for the year ended December 31, 1998. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data/ Internet products. The increase in revenues was attributable to the Company’s greater presence and expansion in its markets. The increase was principally due to increased reciprocal compensation revenue as discussed below and increases in the Company’s other service offerings such as special access, switch and data services. Also, these increases in revenues were partially offset by a decrease in resale revenue due to the Company’s elimination of its switched resale portfolio. The Company’s revenue was also adversely affected by increased revenue reserves for customer churn, related in part to the Company’s previously announced elimination of its local switched resale business and increased reserves for reciprocal compensation.

      The Company also increased the number of route miles, fiber miles, co-locations, buildings connected, voice switches and data POPs. Between December 31, 1999 and December 31, 1998, the Company increased route miles by 2,088 miles, or 120% and increased fiber miles by 23,070 or 14%. Of the 2,088 route miles added over the 12 month period, 1,670 route miles are long haul connections between selected local metropolitan fiber networks of the Company, with an associated 7,000 fiber miles. Co-locations increased by 17 or 18% and buildings connected increased by 1,237, or 42%. Lucent 5ESS switches deployed increased to 28 as of December 31, 1999, from 19 as of December 31, 1998. In addition, the growth is attributable to the Company’s leased coast-to-coast broadband network infrastructure by which it delivers both ATM and frame relay products via its 388 data POPs, which are a combination of both e.spire’s infrastructure and various network-to-network interconnection arrangements. The number of data POPs has increased to 388 as of December 31, 1999, from 66 as of December 31, 1998. Net access lines installed increased by 32,220, or 24% to 165,290 at December 31, 1999, from 133,070 at December 31, 1998. In line with the Company’s previously announced initiative to eliminate local switched resale, over 60,000 resale lines have been eliminated from the access line base through forced attrition and a multi-phase sale. At December 31, 1999, approximately 95% of total installed lines were “on-switch” versus approximately 47% as of December 31, 1998.

      Included in Telecommunications services revenues is reciprocal compensation of approximately $38.9 million for the twelve months ended December 31, 1999 and approximately $17.7 million for the twelve months ended December 31, 1998. Reciprocal compensation relates to the transport and termination of local traffic, primarily to ISPs from ILEC customers, pursuant to various interconnection agreements. These ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and under state and federal law and public policies. As of December 31, 1999, the Company has received approximately $14.4 million for reciprocal compensation. In the first quarter of 2000, the Company received approximately $16 million in reciprocal compensation from BellSouth and GTE. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. In February 1999, the FCC ruled that ISP-bound traffic is jurisdictionally “interstate in nature.” The FCC also found that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC’s decision on the grounds that the FCC did not provide an adequate basis for its decision that the reciprocal compensation provisions of the Telecommunications Act did not apply to ISP traffic, and remanded further consideration. e.spire has obtained favorable rulings from the Georgia and Florida PSCs requiring payment of past due reciprocal compensation from BellSouth in those states, although those ruling have been appealed by BellSouth. e.spire has several pending proceedings before state PSCs and commercial arbitrators to collect outstanding amounts from multiple ILECs. Although there can be no assurance that future regulatory or arbitration rulings will be favorable to the Company and the timing of receipts cannot be predicted at this time, the Company believes that its receivables for reciprocal compensation of $46.9 million at December 31, 1999, net of allowance, are ultimately collectible. (see “Government Regulation”)

Network Technologies Services

      Network Technologies services revenues increased $38.8 million, or 132%, to $68.3 million for the year ended December 31, 1999, compared with revenues of $29.4 million for the year ended December 31, 1998. The increase in revenues is attributable to the increased growth in the size and number of construction contracts in this expanded operation. The Network Technologies segment offers construction services, including the sale of IRUs on portions of e.spire’s networks to IXCs and other customers, fiber optic network design and project management services. Also, included in Network Technologies revenues are revenues for construction contracts and grants of IRUs on portions of e.spire’s networks to IXCs and other customers. The Company recognized approximately $14.9 million and $14.0 million for the twelve months ended December 31, 1999 and 1998, respectively, in revenues from agreements to exchange IRU multiple fibers along certain sections of e.spire’s networks for dissimilar assets or for IRUs on other companies networks with substantial cash payments. Included in the twelve months ended December 31, 1999, are revenues of approximately $40.1 million derived from contracts with three major customers. Included in the year ended December 31, 1998 revenues was approximately $23.5 million derived from contracts with five major customers with approximately $9.5 million coming from a single customer. The Company expects to see continued increases in revenues from Network Technologies due to future growth and expansion in this line of business. However, the timing of future revenue recognition will be adversely affected by the Company’s adoption of FIN 43 which effects the recognition of revenue for dark fiber sales. See Note 1 of the Notes to Consolidated Financial Statements.

Cost of Sales

      For the year ended December 31, 1999, compared with the year ended December 31, 1998, total cost of sales increased $52.5 million, or 49%, to $159.4 million from $106.8 million for the twelve months ended December 31, 1998, as discussed below.

Telecommunications Services

      Cost of sales for Telecommunications services including Internet Services, increased $23.0 million, or 23%, to $121.2 million for the year ended December 31, 1999, from $98.2 million for the same period of 1998. These increases relate to growth in the delivery of switched, data and special access services and the addition of engineering and operations personnel dedicated to supporting the network infrastructure.

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

Telecommunications Services

      Telecommunications services gross margin increased 410 basis points to 27.0 percent for the year ended December 31, 1999 from 22.9 percent for the year ended December 31, 1998. These increases were primarily due to increases in sales volume, which resulted in increases in reciprocal compensation as described above. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors.

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

      Increases in SG&A expenses are the result of increases in the Company’s personnel that are necessary to support and grow the Company’s operations. Costs directly related to the increase in personnel include salaries, benefits, bonuses and commissions. Another significant portion of the SG&A increase is due to backoffice expenses such as professional services cost which have been necessary to maintain and improve existing processes. In addition, increases in costs for facilities and related expenses have been incurred due to an increased number of office locations and facilities. Also, in connection with the Company’s growth in revenue, bad debt allowances have increased. Costs associated with Year 2000 remediation efforts have also contributed to the increases. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated.

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

Interest and Other Expense

      Interest and other expense increased $20.9 million, or 28%, to $96.4 million for the year ended December 31, 1999 from $75.5 million for the year ended December 31, 1998. The increase was primarily due to the accrual of interest related to the 10 5/8% Senior Discount Notes due 2008 which were issued in July 1998 and the interest incurred in connection with the Credit Facilities. Furthermore, the accrual of interest related to the 13% Senior Discount Notes due 2005 (the “2005 Notes”), the 12  3/4% Senior Discount Notes due 2006 (the “2006 Notes”) and the interest expense associated with the Company’s capital leases also contributed to the increase in interest expense. Also, beginning in the fourth quarter of 2000, cash interest payments under the 2005 Notes will begin.

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

Capital Expenditures; Operating Cash Flow

      As of December 31, 2000, the Company was operating 38 digital local fiber optic networks. The initial buildout of all 38 markets is complete. Most capital expenditures during 2000 have gone to meet customer demand by expanding the Company’s current infrastructure to serve new and existing customers. The Company increased the number of buildings connected to its network to 5,197 at December 31, 2000 from 4,149 at December 31, 1999.

      As the Company develops, introduces and expands its high-speed data/ Internet and voice services in each of its markets, additional capital expenditures and net operating costs are being and will continue to be incurred. The amount of these costs will vary, based on the number of customers served and the actual services provided to the customers. The Company will concentrate on increasing capacity in key switch markets and improving operating margins and profitability in our existing markets rather than building any new networks.

      The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception, has incurred significant net operating losses and negative cash flow. As of December 31, 2000, the Company had an accumulated deficit of approximately $932 million, stockholders’ deficit of approximately $572 million and negative working capital of approximately $132 million.

      As of December 31, 2000, the Company was generating revenues from all of its fiber optic networks. In 2000, the networks generated positive operating cash flow, before general corporate overhead. In 2000, the Company invested approximately $120 million in network and telecommunications equipment. The Company estimates that in 2001, capital required to fund general corporate overhead and capital expenditures for its ICP division will be under $50 million. The source of these funds will be from our existing revenue base, debtor in possession financing and additional financing that the Company is seeking to raise during its voluntary reorganization.

      Network Technologies completed new networks in Washington, DC; Houston, Texas and nearly all of South Florida during 2000. During 2001, networks in Dallas, Texas and an overbuild in Atlanta, Georgia are expected to be complete. A network in Tampa, Florida may be completed, depending on future financing arrangements. Cash flow from contracts in the completed markets nearly funded all of the costs of construction, leaving the remaining fiber assets available for future sale.

      As of December 31, 2000, the Company’s unrestricted cash balance was approximately $7.4 million. On February 15, 2001, the Company failed to make an interest payment that was due. As part of the Company’s negotiations with its creditors during voluntary reorganization, the Company is seeking additional capital to allow it to continue to maintain and grow, on a limited basis, its operations.

Liquidity and Capital Resources

      As previously discussed in the Description of Business section, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware on March 22, 2001 in order to preserve cash facilitate the restructuring of e.spire’s long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware.

      e.spire’s construction, and operation of local networks, as well as the further development of additional services, including local switched voice and high-speed data services, will require continued substantial capital expenditures. The funding of these expenditures is dependent upon e.spire’s ability to raise substantial financing. From the Company’s inception through December 31, 2000, the Company has raised net proceeds of approximately $1.5 billion from debt and equity financing. The Company is highly leveraged. As of December 31, 2000, the accreted value of its four senior discount notes totaled approximately $811 million. The principal amount outstanding under its senior secured credit facility totaled $136.7 million. e.spire’s cash, cash equivalents and restricted cash decreased $71.2 million for the year ended December 31, 2000, due to capital expended for the expansion of e.spire’s infrastructure and services and to fund negative cash flow, including principal and interest payments partially offset by approximately $150 million capital infusion during the period. At December 31, 2000, e.spire had approximately $7.4 million of cash and cash equivalents available for such purposes.

      As a result of filing for protection under bankruptcy law, e.spire is not currently paying any of the debt service obligations that are outstanding as of March 22, 2001. In addition, future payment of principal and interest on all of the outstanding indebtedness and dividends on the preferred shares is subject to court approval and may be discharged in whole or in part from any future court approved plan of reorganization or liquidation of e.spire. There can be no assurance that any amounts owed to creditors will be paid or be paid in full.

      e.spire filed a motion requesting that the bankruptcy court grant it authorization to enter into a debtor in possession loan agreement in the amount of $85.0 million. On April 10, 2001, the bankruptcy court entered an Interim order authorizing e.spire to borrow $25.0 million to fund ordinary working capital and general corporate needs. A hearing before the bankruptcy court was held on May 16, 2001, at which time the bankruptcy court approved e.spire to borrow an additional $15 million to continue to fund working capital and general corporate needs and also approved e.spire’s employee retention plan. On June 12, 2001, the bankruptcy court approved the borrowing of the remaining $45 million of the debtor in possession loan.

      e.spire entered into a Debtor in Possession Loan and Security Agreement dated as of April 10, 2001 (“DIP Loan”), which consists of a $25 million term loan and $60 million revolver with a maturity date that occurs upon : substantial consummation of a plan of reorganization that has been confirmed by the bankruptcy court, October 10, 2002, a conversion of our chapter 11 bankruptcy filing to chapter 7, the appointment of a trustee under chapter 11, the appointment of an examiner with expanded power under the bankruptcy code, the sale of all or substantially all of the assets of e.spire or ACSI NT under section 363 of the bankruptcy code, a final bankruptcy order is not entered, or we cease and discontinue our ordinary course business. The DIP Loan includes the following covenants: without limitation, restrictions on our ability to incur further indebtedness and liens subject to certain specified exceptions, restrictions on certain fundamental changes in corporate structure, disposal of assets, and the payment of dividends. The DIP Loan is collateralized by the capital stock and assets of all of the subsidiaries of e.spire and the assets of e.spire and its subsidiaries. The bankruptcy court granted the DIP Loan lenders a first priority security interest to the extent of the DIP Loan outstanding principal and interest. Additionally, on June 12, 2001, as part of the order granting priority liens to the DIP lenders the court granted e.spire’s pre-petition senior secured lender’s request for an administrative priority claim in an amount equal to the lesser of $75 million or the amount of the DIP loan. Our use of the proceeds from the DIP Loan is limited to pay transactional costs incurred in connection with the DIP Loan and working capital to fund general corporate purposes. The DIP Loan also includes without limitation the following financial covenants, minimum cumulative adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation ), minimum cumulative cash receipts from sales, outstanding DIP Loan indebtedness, capital expenditure maximums in connection with the CLEC and CyberGate, minimum conduit miles installed for ACSI NT and minimum fiber miles installed for ACSI NT.

      Management believes that current cash, short-term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable e.spire to fund operations through the bankruptcy restructuring process. In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, e.spire may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all. Additionally, there can be no assurance that there will be approval of the reorganization plan by the Bankruptcy Court.

      On September 19, 2000 we entered into purchase agreements with the Huff Alternative Income Fund, L.P., Greenwich Street Capital Partners II, L.P., and Honeywell International Inc. Master Retirement Fund to sell up to $124.3 million of convertible preferred stock, common stock or warrants which are convertible or exercisable into our common stock. Of this amount, we issued $50 million of securities in the form of exchangeable preferred stock. The investors’ obligations to provide future financings were subject to certain conditions which include, but are not limited to, receiving shareholder approval, the absence of any material adverse change and satisfaction of certain debt covenants under the Credit Facilities. On December 1, 2000, e.spire’s shareholders approved the transaction. e.spire expected that these investors and other investors would purchase the remaining $75 million in Junior Securities as funding was needed by e.spire.

      On December 9, 2000, pursuant to a loan put agreement between Huff and the senior secured credit facility lenders, e.spire’s senior secured credit facility lenders required that Huff purchase $25 million of e.spire’s indebtedness under the senior secured credit. This debt purchase reduced by $25 million Huff’s commitment to e.spire under the September 19, 2000 purchase agreements.

      Prior to filing for bankruptcy on March 22, 2001, e.spire sent purchase notices to each of Huff, Greenwich and Honeywell requesting payment of the remaining committed $49.3 million for junior purchaser securities. e.spire received from the three investors notice of rejection of e.spire’s purchase notice as well as notice of termination of the purchase agreements.

      The Exchangeable Preferred Stock is exchangeable at the option of e.spire into Purchaser Junior Securities that includes preferred stock, warrants or common stock (based upon the accreted amount that includes accrued but unpaid dividends at the purchase price on the date of the closing of such Purchaser Junior Securities), the exchange of which may be subject to shareholder approval. At the time of exchange, Huff will designate which type of security will be issued. An aggregate of 893,523 transaction fee warrants will be issued in connection with the issuance of the exchangeable preferred stock. We are obligated to issue an additional 1,327,775 transaction fee warrants that are exercisable into common stock to the purchasers simultaneously with the closing of each sale of the securities under those purchase agreements. Each warrant will be initially exercisable for one share of Common Stock (at an initial exercise price of $.01). The warrants will automatically expire on the tenth anniversary after the date they are issued. Dividends accrue from the date of issuance, are cumulative and are payable quarterly in arrears, in additional shares of Exchangeable Preferred Stock, at a per annum rate of 30% of $1,000 (the “stated value”), plus the accrued but unpaid dividends thereon. Dividends are cumulative and shall accrue whether or not e.spire has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by e.spire. Dividends are payable only when and if declared by e.spire; provided that all accrued but unpaid dividends on any share must be paid by e.spire upon the exchange of such share of exchangeable preferred stock. The exchangeable preferred stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. In connection with the issuance of the Exchangeable Preferred Stock, e.spire has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of e.spire’s 12 3/4% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% preferred stock.

      On March 3, 2000, e.spire completed a private offering of 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants with Greenwich Street Capital Partners II, L.P., The Huff Alternative Income Fund, L.P. and Honeywell International Inc. Master Retirement Trust, and received $100.7 million in proceeds therefrom. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. Dividends on the Series A Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a per annum rate of 7% of $1,000 (the “stated value”), plus the accrued but unpaid dividends thereon, subject to an adjustment in the dividend rate to 15% upon the occurrence of certain events and to 20% upon a change of control. Dividends on the convertible preferred stock are cumulative and shall accrue whether or not e.spire has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by e.spire. Dividends on the convertible preferred stock are payable only when and if declared by e.spire; provided that all accrued but unpaid dividends on any share of convertible preferred stock must be paid by e.spire upon the conversion of such share of convertible preferred stock. The Series A Convertible Preferred Stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. All dividends will be paid by e.spire in shares of its Common Stock equal to accrued dividends divided by a rate equal to the effective conversion price described above or, if no shareholder approval has been obtained, the closing price of the common stock on March 6, 2000 ($13.44). In connection with the issuance of the Series A Convertible Preferred Stock, e.spire has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of e.spire’s 12 3/4% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12 3/4% preferred stock.

      On August 12, 1999, e.spire entered into the credit facility which consisted of a $35 million revolver, a $55 million multiple draw term loan, each with a 6.5 year maturity, and a $110 million term loan with a 7 year maturity. In conjunction with the Credit Facility, e.spire retired a $35 million credit facility with Newcourt Commercial Finance Corporation on August 12, 1999. On September 19, 2000 the credit facility was amended as discussed below. We were not in compliance with certain financial covenants of our credit facilities on December 31, 1999, March 30, 2000, and June 30, 2000. We entered into a series of standstill agreements and ultimately received a waiver for such non-compliance. As of September 30, 2000, e.spire was in compliance with the amended and restated credit facilities. We received an amendment to certain of these covenants at December 31, 2000, but we were subsequently not in compliance, resulting in a default under these credit facilities which would allow the lenders to accelerate maturity of the borrowings under the credit facility.

      Pursuant to the amendment and restatement of the credit facility on September 19, 2000, all commitments to make additional loans under the credit facility were canceled. e.spire prepaid $25 million of loans outstanding under the credit facility during the third quarter of 2000. The series A revolving loans repaid in connection with the amended and restated credit facility were no longer permitted to be re-borrowed and After such prepayments, there were $139 million of loans outstanding under the amended and restated credit facility which includes the series A revolving loans of $35 million, series B term loans of $4.3 million and series C term loans of $99.7 million. e.spire also agreed to pay a .5% point increase in interest rates. The amendment and restatement of our credit facility required us to pay a restructuring fee equal to 1.25% of the aggregate principal amount of loans outstanding thereunder, 1.00% of which was paid in cash on the effective date of the amended and restated credit facility and the remaining .25% of which was paid from net asset sale proceeds received following the effective date of the amended and restated credit facility.

      e.spire and the lenders amended and restated our credit facility to, among other things, replace certain financial covenants. The covenants include without limitation, adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, capital expenditures, minimum cash balance requirements, and maintaining certain totals of combined voice, data and ISP lines. The amended and restated credit facility is subject to mandatory prepayment provisions in amounts equal to (i) net insurance/condemnation proceeds, (ii) the net proceeds of the sale or other disposition of any of our assets, subject to specified exceptions, provided however, e.spire may retain under certain conditions fifty percent of the net proceeds for reinvestment in telecommunications assets, and (iii) seventy percent of our consolidated excess cash flow for each fiscal year commencing with the 2002 fiscal year.

      The credit facility is collateralized by the capital stock of all of the restricted subsidiaries of e.spire and the assets of e.spire and its restricted subsidiaries, including promissory notes representing intercompany indebtedness. On April 10, 2001, the bankruptcy court subordinated the lenders secured interest to the extent of the outstanding principal and interest of the DIP Loan. In addition, the credit facility contains certain covenants, which impose restrictions on e.spire and it’s restricted subsidiaries. The Company was in compliance with such covenants at December 31, 2000, but was subsequently not in compliance. These include, without limitation, restrictions on the declaration or payment of dividends with respect to the capital stock of e.spire, the conduct of certain activities, certain investments, the creation of additional liens or indebtedness, the disposition of assets, transactions with affiliates and fundamental changes. The credit facility contains financial covenants with which e.spire must comply, including adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures.

New Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101—Revenue Recognition in Financial Statements. This SAB expresses the SEC’s views in applying generally accepted accounting principles to revenue recognition in financial statements. The adoption of SAB No. 101 in 2000 did not have a material effect on the Company’s financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS 138 implementation is delayed until January 1, 2001. The new standard establishes accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. This statement, as amended, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect SFAS 133 to have a material effect on our financial position or results of operations as we do not invest in derivative financial instruments.

      In March 2000, the Financial Accounting Standards Board issued FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation. FIN 44 further defines the accounting consequence of various modifications to the terms of a previously fixed stock option or award under APB 25. FIN 44 became effective on July 1, 2000, but certain conclusions in FIN 44 cover specific events that occur after December 15, 1998 or January 12, 2000. FIN 44 did not have a material affect on our financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      The Company’s long term debt includes both fixed and variable rate instruments. The fair market value of the Company’s fixed rate long-term debt is sensitive to changes in interest rates. The Company runs the risk that market rates will decline and the required payments will exceed those based on current market rate. Under its current policies, the Company does not use interest rate derivative instruments to manage its exposure to interest rate changes. The following table provides information about the Company’s significant financial instruments that are sensitive to changes in interest rates. (In thousands)

	Estimated
	Fair Value on	Future Principal Payments
	December 31,
	2000	2001	2002	2003	2004	2005	Thereafter

Long-term debt, including current portion:

Fixed rate:

2005 Senior Discount Notes, interest at 13%, maturing 2005	$49,400	0	0	0	0	190,000	0

2006 Senior Discount Notes, interest at 12 3/4%, maturing 2006.	$28,800	0	0	0	0	0	$120,000

2007 Senior Discount Notes, interest at 13 3/4%, maturing 2007.	$90,200	0	0	0	0	0	$220,000

2008 Senior Discount Notes, interest at 10 5/8%, maturing 2008.	$191,250	0	0	0	0	0	$375,000

Senior Secured Credit Facility	$136,740	136,740	0	0	0	0	$0

Total	$496,390	136,740	0	0	0	190,000	$715,000

Item 8.  Financial Statements and Supplementary Data

      The financial statements required by this item are included in this Report beginning on page F-1 following the signature page.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

      None

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The Board is currently comprised of nine members. On January 3, 2001, the Board of Directors, in accordance with e.spire’s By-laws, resolved to increase the number of directorships from seven to nine. Other than as described in this Form 10-K, no arrangement or understanding exists between an officer or director and any other person under which any officer or director was or may be elected. All directors of e.spire hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. No director or officer is related to any other director or officer by blood, marriage, or adoption.

Information Concerning Director Nominees

			Director
Name	Age	Position	Since

George F. Schmitt (4)	57	Chairman of the Board of Directors and Acting Chief Executive Officer	2000

William R. Huff(3)(4)	51	Vice-Chairman of the Board of Directors	1999

Edwin M. Banks (3)(4)	37	Director	1994

Peter C. Bentz (1)	35	Director	1995

Dennis Feely (1)(2)	49	Director	2001

Frederick Galland(2)(3)(4)	56	Director	1999

Christopher L. Rafferty(1)	51	Director	1994

Joseph R. Thornton(3)	39	Director	2000

Stanton Williams (2)	39	Director	2001

(1)	Member of Compensation Committee

(2)	Member of Audit Committee

(3)	Member of Finance Committee

(4)	Member of Executive Committee

Business Experience of Director Nominees

      George Schmitt, Chairman of the Board and Acting Chief Executive Officer, was elected a director of e.spire in January 2000 and was elected Chairman of the Board and Acting Chief Executive Officer in March 2000. Mr. Schmitt has more than 35 years of industry experience in telecommunications. Prior to joining e.spire, he served as President of Omnipoint Communications Services, LLC and Executive Vice President of Omnipoint Corporation from 1996 until February 2000, when VoiceStream Wireless acquired Omnipoint. Prior to joining Omnipoint in 1996, he was President and Chief Executive Officer of PCS PrimeCo L.P., (now known as PrimeCo Personal Communications), a national PCS (personal communications services) partnership owned by AirTouch Communications and Bell Atlantic. From 1993 to 1994, Mr. Schmitt served as Chairman of the GSM (Global System for Mobile) MoU Association, now called the GSM Association, the international organization that oversees the worldwide implementation of GSM wireless technology. He continues to hold a seat on the organization’s Executive Committee. From January 1990 until 1993, Mr. Schmitt served as a member and head of the technical department of the Board of Management at Mannesmann Mobilfunk D2 in Germany. In 1993, Mr. Schmitt began employment with AirTouch Communications, where he was Executive Vice President of International Operations, leading the Company’s ventures in Belgium, France, Germany, Italy, Japan, Korea, Portugal, Spain, Sweden and Thailand. He began his career in 1965 when he joined Pacific Telephone, now Pacific Bell, a division of SBC Corp. He held various positions there in business, marketing, technical and operations departments, eventually serving as Vice President of Operations, Vice President of Financial Management and Vice President of

Regulatory Affairs. He received his Bachelor of Arts from St. Mary’s College in Moraga, CA and his master’s degree from Stanford University School of Business, where he was a Sloan fellow.

      Mr. Schmitt is also actively involved in many industry organizations. In addition to his participation in the GSM Association, he is currently Chairman of the Personal Communications Industry Association. He serves on the Boards of Telesoft Partners and EdgeNet Communications Corporation.

      William R. Huff, Vice-Chairman of the Board of Directors, was elected a director of e.spire in November 1999. Mr. Huff is a founder of W.R. Huff Asset Management Co., L.L.C., and The Huff Alternative Income Fund, L.P. (“Huff”), a principal stockholder of e.spire. Mr. Huff has been affiliated with Huff since its inception in 1994. Mr. Huff currently serves as a director of Texas Petrochemicals Corporation.

      Edwin M. Banks was elected a director of e.spire in October 1994. Since 1988, Mr. Banks has been employed by
W. R. Huff Asset Management Co., L.L.C., an affiliate of Huff, and currently serves as a portfolio manager concentrating in the healthcare, communications, food and food services industries. From 1985 until he joined W. R. Huff Asset Management Co., L.L.C., Merrill Lynch & Company employed Mr. Banks. Mr. Banks received his B.A. degree from Rutgers College and his MBA degree from Rutgers University. Mr. Banks also serves as a director of Caremark Rx and Rymer Foods.

      Peter C. Bentz was elected a director of e.spire in June 1995. Since 1992, Mr. Bentz has been employed by
W. R. Huff Asset Management Co., L.L.C., as a research analyst specializing in telecommunications, media and healthcare. Mr. Bentz received his Bachelor of Science degree from Boston College in 1987 and his MBA from the Wharton School of the University of Pennsylvania in 1992.

      Frederick Galland was elected a director of e.spire in November 1999. Mr. Galland previously served on the Board from November 1995 until February 1996. Mr. Galland was Chief Executive Officer and sole stockholder of the In-Health Group, Inc. a/k/a The Pro Care Group from 1990 to present. From 1981 to 1988, Mr. Galland served as Chief Executive Officer and Chairman of Fundsnet, Inc., a publicly traded provider of electronic funds transfer. He also served on the boards of Graphic Scanning Corp. from 1975 to 1984; Digital Paging Systems, Inc. from 1973 to 1980; Graphnet Systems, Inc. from 1978 to 1981 and Cellular Systems, Inc. from 1982 to 1984.

      Dennis Feely was elected a director of e.spire in January 2001. In 1992, he founded Telecom Group, Inc., a satellite, cellular, GSM and wireless telecommunications consulting and service provider with an international customer base and served as its chief executive officer from 1992 to 2000. Mr. Feely also founded IDB/ Worldcom, an international data communications company in 1982, where he served as Executive Vice President from 1983 to 1992. From 1976 to 1983 he held the position of Project Engineer and Director of Engineering to ABC-TV Radio Networks where his duties involved overseeing mergers and acquisitions and the subsequent transition efforts to incorporate the new entities with the parent company. Mr. Feely holds a BS degree in Electrical Engineering from the University of Delaware in 1976.

      Christopher L. Rafferty was elected a director of e.spire in October 1994. The general partner of Huff has employed Mr. Rafferty since June 1994. From January 1993 to February 1994, Mr. Rafferty was Vice President — Acquisitions for Windsor Pet Care, Inc., a venture capital-backed firm focusing on consolidating the pet care services industry. From October 1990 to January 1993, Mr. Rafferty was a consultant specializing in merchant banking, leveraged acquisitions and venture capital transactions. From June 1987 to the time he started his consulting business, Mr. Rafferty was a Managing Director of Chase Manhattan Capital Corporation, the merchant banking and private equity investment affiliate of The Chase Manhattan Corporation. Mr. Rafferty received his undergraduate degree from Stanford University and his law degree from Georgetown University.

      Joseph R. Thornton was elected a director of e.spire in January 2000. Mr. Thornton is counsel to W.R. Huff Asset Management Co. L.L.C. and has worked with the firm since 1990. Mr. Thornton received his undergraduate, MBA and JD degrees from the University of North Carolina at Chapel Hill. He also serves as a director of Rymer Foods.

      Stanton Williams was elected a director of e.spire in January 2001. Mr. Williams is currently a consultant to NTL, Inc., where he previously served as Director of Corporate Development from 1993 to 1997. From 1995 to 1999 he served as Vice President and Chief Financial Officer of Cellular Communications International, Inc. and was Vice President and Chief Financial Officer of Cellular Communications Puerto Rico, Inc. from 1996 to 1999. Prior to this, he held the position of Director of Corporate Development of Cellular Communications Inc. from 1989 to 1996. Mr. Williams received a degree from Harvard Business School in 1989 and graduated magna cum laude from Dartmouth College in 1983 with a degree in physics.

Information Concerning Board Meetings

      Fourteen meetings of e.spire’s Board of Directors were held during the fiscal year ended December 31, 2000. Each director who served during 2000 attended at least 75% (except Edwin M. Banks who attended 53%, Peter C. Bentz who attended 71%, William R. Huff who attended 28%, and Christopher L. Rafferty who attended 64%,) of the total number of meetings of the Board and any Committees of the Board of which he was a member.

Information Concerning Committees of the Board

      e.spire’s Board of Directors has an Audit Committee, Compensation Committee, Finance Committee and Executive Committee.

      The Audit Committee is currently comprised of three directors, Dennis Feely, Frederick Galland and Stanton Williams. George F. Schmitt, also served on the Audit Committee from January 18, 2000 until he resigned from the Audit Committee on May 31, 2000. Edwin Banks resigned from the Audit Committee on January 16, 2001. Dennis Feely and Stanton Williams were appointed to the Audit Committee on January 16, 2001. The Audit Committee is responsible for selecting e.spire’s independent auditors and reviewing their audit, as well as reviewing and approving e.spire’s internal controls and accounting systems. In accordance with Nasdaq audit committee requirements, on May 31, 2000 the Board adopted an Audit Committee Charter that provides that the primary purpose of the Committee is to assist the Board in fulfilling its responsibility to oversee management’s conduct of the Company’s financial reporting process, including by overviewing the financial reports and other financial information provided by the Company to any governmental or regulatory body, the public or other users thereof, the Company’s systems of internal accounting and financial controls, the annual independent audit of the Company’s financial statements and the Company’s legal compliance and ethics programs as established by management and the Board. In so doing, it is the responsibility of the Committee to maintain free and open means of communication between the directors, the independent auditors, the internal auditors and the financial and senior management of the Company. In addition, the Committee shall review the adequacy of the Charter on an annual basis.

      In discharging its oversight role, the Committee is empowered to investigate any matter brought to its attention with full access to all books, records, facilities and personnel of the Company and the power to retain outside counsel, auditors or other experts for this purpose. The Board and the Committee are in place to represent the Company’s shareholders; accordingly, the outside auditor is ultimately accountable to the Board and the Committee.

      The Audit Committee may be granted additional powers and duties as the Board may from time to time determine. The Audit Committee held three meetings during the fiscal year ended December 31, 2000.

      The Compensation Committee is comprised of three directors, Peter C. Bentz, Christopher L. Rafferty and Dennis Feely. Edwin Banks served on the Compensation Committee from January 18, 2000 until he resigned from the Compensation Committee on May 31, 2000. George F. Schmitt served on the Compensation Committee from January 18, 2000 until he resigned from the Compensation Committee on May 31, 2000. Dennis Feely was appointed to the Compensation Committee on January 16, 2001. Peter C. Bentz was appointed to the Compensation Committee on January 16, 2001. The Compensation Committee is responsible for recommending to the full Board all stock option grants, bonuses and other compensation arrangements for executives and key employees and loans and other non salary payments and other benefits and arrangements with employees, affiliates and associates of e.spire. The Compensation Committee may be granted additional powers and duties as the Board may from time to time determine. The Compensation Committee held two meetings during the fiscal year ended December 31, 2000. In addition, the Compensation Committee regularly held extensive discussions regarding compensation matters and memorialized its compensation decisions through the use of unanimous written consents in lieu of meetings.

      The Finance Committee was established by the Board of Directors in January 2000, and is currently comprised of four directors, William R. Huff, Edwin M. Banks, Frederick Galland and Joseph R. Thornton. The Finance Committee is responsible for the oversight of financial plans and policies of e.spire to ensure conformance with e.spire’s requirements for fiscally sound operation, including but not limited to: (i) reviewing annual business plans, financial arrangements, methods of external financing, and financial audits of capital expenditures and (ii) advising the Board about sources and uses of e.spire’s funds.

      The Executive Committee was established by the Board of Directors in January 2000, and is currently comprised of four directors, George F. Schmitt, William R. Huff, Edwin M. Banks, and Frederick Galland. The Executive Committee is responsible, between meetings of the Board, all powers and authority of the Board in the direction and management of e.spire, except as prohibited by applicable law, e.spire’s Certificate of Incorporation, or By-laws and except to the extent another committee shall have been accorded authority over the matter.

Directors’ Compensation

      Beginning with the third quarter of 1998, members of the Board receive cash compensation for acting as members of the Board or Committees of the Board, in addition to reimbursement for reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board and its committees. e.spire’s policy for compensation of non-employee directors is: (i) an annual retainer in the amount of $12,000 for each year such director serves on the Board, payable in quarterly installments of $3,000, prorated if necessary, and (ii) payment for each quarterly meeting of the Board attended by such non-employee — $1,000 for in person meetings or $500 for telephonic meetings. During fiscal year 2000 compensation to non-employee directors was paid as follows: Mr. Banks $9,000, Messrs. Galland and Thornton $10,000 each, Mr. Huff $12,000, Mr. Rafferty $12,500, Mr. Bentz $13,000. Directors who serve as executive officers receive compensation for acting in their capacity as executive officers. See “ Summary Compensation Table.” From time to time prior to 1998, the Board has granted options to purchase shares of Common Stock to members of the Board who are not also officers of e.spire in consideration for their service as directors. In 1998, the Board adopted a policy to award “formula grants” to outside directors under e.spire’s 1994 Stock Option Plan, as amended (the “Stock Option Plan”), of 10,000 for each year. Initial options granted to new outside directors vest in full twelve months after the date of grant. Options granted upon reelection of an outside director vest immediately. For fiscal year ended December 31, 2000, each outside director was granted 10,000 options in his capacity as such.

Information Concerning Current Executive Officers

			Officer
Name	Age	Position	Since

George F. Schmitt	57	Chairman of the Board of Directors and Acting Chief Executive Officer	2000

Juliette Williams Pryor	36	Senior Vice President, General Counsel and Secretary	2000

Christopher J. Resavy	40	Chief Operating Officer	2000

Bradley E. Sparks	54	Chief Financial Officer	2000

Donald Bush	54	Treasurer	2000

Sean Scarlis	34	Chief Accounting Officer	2000

Michael Miller	50	President — ACSI Network Technologies	2001

Tomas Mikaelsson	44	President — CyberGate	2001

Business Experience of Executive Officers

      The following is a description of the background of the executive officers of e.spire who are not directors:

      Juliette Williams Pryor, Senior Vice President, General Counsel and Secretary, joined e.spire in February 1997 as its first Associate General Counsel. During her first three years with e.spire, Ms. Pryor created e.spire’s first round of standard customer and vendor agreements, was chief negotiator for its acquisition of small Internet service providers, as well as the agreements governing e.spire’s divestiture of its resale customer base. Ms. Pryor was promoted to the General Counsel post in March 2000, and now serves as e.spire’s chief legal officer, responsible for determining corporate legal policy, ensuring all SEC compliance, managing all corporate governance issues, directing all litigation involving e.spire, and protecting the legal interests of the corporation. Ms. Pryor has ten years of legal experience. Before joining e.spire, she served as counsel to the Vice Chairman of the U.S. International Trade Commission and as an Attorney with IBM Corporation. Ms. Pryor received her law degree as well as a Master of Science in Foreign Service from Georgetown University. She also graduated with honors from Fisk University in Nashville, TN, where she received a B.A. degree in Political Science and Spanish. Ms. Pryor is admitted to practice law in the District of Columbia and New York.

      Christopher J. Resavy, Chief Operating Officer, has twenty years of industry experience in telecommunications. He joined e.spire as Chief Operating Officer in March 2000. He most recently served as Senior Director of Engineering and Information Services for Omnipoint Communications Inc. Mr. Resavy joined Omnipoint in 1994 as Chief Engineer and then became Chief Technology Officer. For fourteen months he was responsible for organizing the engineering, operations and information systems/information technology organizations. Before joining Omnipoint, he was Engineering Manager for New Technologies at Cellular One of New York. He began at Cellular One in 1987 as an RF engineer and held various technical and administrative positions before managing the New Technologies department. Prior to joining Cellular One, Mr. Resavy was an RF engineer for GTE Mobilnet in Houston. He worked at NYNEX Mobile Communications in engineering before moving to GTE. He began his career in wireless telecommunications as a temporary employee for AT&T’s Advanced Mobil Phone System division, while still an engineering student at Rutgers University.

      Bradley E. Sparks, Chief Financial Officer, has more than twenty five years of experience in finance. He joined e.spire as Interim Chief Financial Officer in April 2000. Mr. Sparks accepted the position of Chief Financial Officer in June 2000. Most recently he served as Chief Financial Officer at Digex, Inc., a leading Web and application hosting service provider for businesses worldwide. He led Digex’s successful initial public offering (IPO) in July 1999. From September 1998 to July 1999, he served as Executive Vice President and Chief Financial Officer of WAM!NET, a global provider of digital network services. From 1995 to September 1998, he served as Chief Financial Officer of OmniPoint Corporation. From 1993 to 1995, Mr. Sparks served as Vice President and Controller and from 1988 to 1993 as Vice President and Treasurer of MCI Communications Corporation, which is now a subsidiary of MCI WorldCom. Mr. Sparks earned his B.S. from the United States Military Academy at West Point, and his M.S. in management from the Sloan School at Massachusetts Institute of Technology. Mr. Sparks is also a Certified Public Accountant.

      Sean S. Scarlis, Vice President, Controller and Chief Accounting Officer, joined e.spire in August 1997 as Manager of Financial Reporting. He was named Assistant Controller and Director in September 1998. In November 1999 he became Acting Controller, and then in April 2000 he assumed his current role. Prior to joining e.spire, Mr. Scarlis served in several management and accounting positions with The Ryland Group, Inc. from May 1993 until August 1997. He has a Bachelor of Business Administration in Accounting from Loyola College and a Masters of Business Adminstration from the Sellinger School of Business and Management at Loyola College. Mr. Scarlis is a Certified Public Accountant.

      Michael P. Miller, President of ACSI Network Technologies, Inc, e.spire’s network design, construction and consulting subsidiary. Mr. Miller was named President of ACSI Network Technologies, Inc. in January 2000. He previously served as ACSI Network Technologies’ Senior Vice President, responsible for sales and operations support system outsourcing. He joined e.spire in 1996 to assume the position of Regional Vice President and General Manager, responsible for sales and operations in the eastern United States. Before joining e.spire, he was Senior Vice President for Sales and Marketing for Trescom International. Mr. Miller has also held positions with ITT-USTS and LDDS (now, MCI/ WorldCom). He has more than 19 years of management experience with telecommunications companies.

      Tomas V. B. Mikaelsson, President and Chief Operating Officer of CyberGate, Inc./ ValueWeb, e.spire’s Internet subsidiary, joined e.spire in May 2000. He previously served as General Manager, Southern Region, of Omnipoint Communications, Inc. Prior to joining Omnipoint, Mr. Mickaelsson held various positions with Ericsson, including Director of Business Operations for the North East for Ericsson, Inc.; Director of Marketing and Sales for Market Operations for The Americas for Ericsson Radio Systems AB in Sweden; Director of Marketing and Sales for Ericsson GmbH in Germany; and Area Manager of Ericsson Radio Systems AB in Sweden. He also served as Export Manager of Telia in Sweden. Mr. Mikaelsson was educated in Sweden, where he received his Gymnasium degree (college equivalent degree) in Mechanical Engineering in Jonkoping, Sweden, and his degree in Business Administration from IHM (The Institute for Higher degrees in Marketing) in Stockholm, Sweden. He is also a graduate of the Ericsson Management Program.

      Donald W. Bush joined e.spire in June 2000 as Vice President and Treasurer, responsible for new financing, capital structure, bank relations, insurance and cash management. Mr. Bush, who has more than 24 years of experience in finance, most recently served as a Managing Director at Banc of America Securities’ Media and Telecommunications. While at Banc of America Securities and Bank of America, he arranged financing for seasoned and startup telecommunications companies such as Omnipoint, GTE, Bell Atlantic, MCI, Intelsat and Teligent. Mr. Bush earned his Bachelor’s Degree in Economics from The University of California at Irvine and his MBA from New York University Stern School of Business.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires e.spire’s executive officers and directors, and any persons who own more than ten percent of the outstanding shares of e.spire’s Common Stock, to file with the Securities and Exchange Commission (“SEC”) reports of ownership and changes in ownership of e.spire’s Common Stock. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish e.spire with copies of all Section 16(a) forms they file.

      Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, e.spire believes that, except as described below, there was compliance for the period from January 1, 2000 to December 31, 2000 with all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners. The Huff Alternative Income Fund, LP failed to file a Form 5 reporting two transactions that occurred in March 2000 and two transactions that occurred in September 2000. Mr. Huff submitted one late-filed Form 4 in June 2000, reporting one transaction that occurred in May 2000, in connection with the transfer of stock options granted to him under e.spire’s Stock Option Plan to The Huff Alternative Income Fund, LP. Mr. Galland submitted one late-filed Form 4 in August 2000 reporting one transaction that occurred in May 2000 in connection with the granting of stock options under e.spire’s Stock Option Plan that are qualified under Rule 16b-3. Mr. Schmitt filed a late-filed Form 4 in July 2000 reporting one transaction that occurred in June 2000. Mr. Resavy submitted a Form 5 reporting two transactions that occurred in December 2000. Mr.Sparks submitted one late-filed Form 5 reporting an exempt Rule 16b-3 transaction that occurred in September 2000.

Item 11.  Executive Compensation

Summary Compensation Table

      The following table provides a summary of compensation for the fiscal years ended December 31, 1998, 1999 and 2000, with respect to e.spire’s Acting Chief Executive Officer, the other four most highly compensated executive officers of e.spire who were serving as executive officers at the end of the fiscal year ended December 31, 2000 and whose annual salary and bonus during such fiscal year exceeded $100,000 and e.spire’s former Chief Executive Officer (collectively, the “Named Officers”):

	Annual Compensation

							Number of
					Other		Securities
Name and Principal Position on					Annual		Underlying	All Other
December 31, 2000	Year	Salary	Bonus		Compensation(1)		Options(2)	Compensation

George F. Schmitt (3)	2000	$—	$—		$—		10,000	$—
Chairman of the Board of Directors and Acting Chief Executive Officer
Bradley E. Sparks (4)	2000	$124,000	$—		$—		150,000	$3,750	(5)
Chief Financial Officer
Christopher J. Resavy (6)	2000	$124,250	$12,467	(7)	$—		153,500	$4,250	(5)
Chief Operating Officer
Juliette Williams Pryor	2000	$165,910	$66,936	(7)	$—		62,500	$3,142	(8)
Senior Vice President — General	1999	$139,167	$19,498		$—		20,500	$2,158	(8)
Counsel and Secretary	1998	$113,889	$30,000		$—		14,000	$—
Michael Miller	2000	$240,000	$116,660	(7)	$—		150,000	$—
President and Chief Operating Officer of ACSI Network Technologies, Inc.	1999	$195,902	$20,000		$—		0	$—
	1998	$130,225	$61,620		$—		35,000	$—
Tomas Mikaelsson (9)	2000	$113,692	$20,779	(7)	$—		150,000	$7,000	(5)
President and Chief Operating Officer CyberGate, Inc.
Sean S. Scarlis	2000	$111,138	$55,796	(7)	$—		42,500	$1,675	(8)
Vice President of the Company,
Corporate	1999	$75,000	$9,603		$—		16,500	$1,080	(8)
Controller and Chief Accounting
Officer	1998	$72,020	$3,000		$—		3,000	$—
Anthony J. Pompliano (10)	2000	$41,250	$—		$3,933,170	(13)	0	$—
Former Chairman of the Board of Directors and Former Chief Executive Officer	1999	$330,000	$—		$2,085,390	(13)	160,000	$3,931	(12)
	1998	$302,500	$100,000	(11)	$—		0	$—

(1)	Excludes perquisites and other personal benefits that in the aggregate do not exceed $50,000 or 10% of Named Officer’s total annual salary and bonus.

(2)	See information provided in “Option Grants in Fiscal Year Ended December 31, 2000.”

(3)	Mr. Schmitt commenced his employment with the Company in March 2000. Mr. Schmitt does not receive a salary from the Company.

(4)	Mr. Sparks commenced his employment with the Company in April 2000.

(5)	Represents car allowance paid to named executive.

(6)	Mr. Resavy commenced his employment with the Company in March 2000.

(7)	Represents bonuses awarded in Common Stock of the Company pursuant to the Annual Performance Plan. In addition, for Ms. Pryor, Mr. Miller and Mr. Scarlis, also includes cash bonuses of $19,500, $29,167 and $10,000, respectively, for the attainment of certain performance goals.

(8)	Represents the Company’s 401(K) match.

(9)	Mr. Mikaelsson commenced his employment with the Company in May 2000.

(10)	Mr. Pompliano voluntarily resigned as Chairman of the Board and Chief Executive Officer effective January 21, 2000.

(11)	Pursuant to his employment agreement, as amended, Mr. Pompliano is entitled to $200,000 annual bonus, $100,000 of which was paid in March 1999.

(12)	Represents payments received for medical or disability insurance in excess of that provided to other employees.

(13)	Represents proceeds from stock option exercise.

Option Grants in Fiscal Year Ended December 31, 2000

      The following table contains information concerning the grant of stock options to Named Officers during the fiscal year ended December 31, 2000.

	Individual Grants

		% of Total		Market Price of
	Number of	Options	Exercise or	Underlying
	Securities	Granted to	Base	Securities
	Underlying Options	Employees in	Price	on Date	Expiration
	Granted	Period	(Per/Share)	Grant	Date

George F. Schmitt	10,000	0.11%	$7.625	$7.625	1/17/05

Bradley E. Sparks	37,500	0.40%	$3.813	$3.813	5/31/06
	37,500	0.40%	$3.813	$3.813	5/31/07
	37,500	0.40%	$3.813	$3.813	5/31/08
	37,500	0.40%	$3.813	$3.813	5/31/09

Christopher J. Resavy	38,375	0.41%	$3.813	$3.813	5/31/06
	38,375	0.41%	$3.813	$3.813	5/31/07
	38,375	0.41%	$3.813	$3.813	5/31/08
	38,375	0.41%	$3.813	$3.813	5/31/09

Juliette Williams Pryor	3,125	0.03%	$6.500	$6.500	1/3/06
	3,125	0.03%	$6.500	$6.500	1/3/07
	3,125	0.03%	$6.500	$6.500	1/3/08
	3,125	0.03%	$6.500	$6.500	1/3/09
	12,500	0.13%	$5.531	$5.531	2/28/06
	12,500	0.13%	$5.531	$5.531	2/28/07
	12,500	0.13%	$5.531	$5.531	2/28/08
	12,500	0.13%	$5.531	$5.531	2/28/09

Michael Miller	25,000	0.27%	$6.500	$6.500	1/1/06
	25,000	0.27%	$6.500	$6.500	1/1/07
	25,000	0.27%	$6.500	$6.500	1/1/08
	25,000	0.27%	$6.500	$6.500	1/1/09
	12,500	0.13%	$3.813	$3.813	5/31/06
	12,500	0.13%	$3.813	$3.813	5/31/07
	12,500	0.13%	$3.813	$3.813	5/31/08
	12,500	0.13%	$3.813	$3.813	5/31/09

Tomas Mikaelsson	37,500	0.40%	$3.813	$3.813	5/31/06
	37,500	0.40%	$3.813	$3.813	5/31/07
	37,500	0.40%	$3.813	$3.813	5/31/08
	37,500	0.40%	$3.813	$3.813	5/31/09

Sean S. Scarlis	5,000	0.05%	$5.875	$5.875	4/6/06
	5,000	0.05%	$5.875	$5.875	4/6/07
	5,000	0.05%	$5.875	$5.875	4/6/08
	5,000	0.05%	$5.875	$5.875	4/6/09
	5,625	0.06%	$3.813	$3.813	5/31/06
	5,625	0.06%	$3.813	$3.813	5/31/07
	5,625	0.06%	$3.813	$3.813	5/31/08
	5,625	0.06%	$3.813	$3.813	5/31/09

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Potential Realizable
	Value at Assumed
	Annual Rates of
	Stock Price Appreciation
	for Option Term (1)

	0%	5%	10%

George F. Schmitt	$—	$21,066	$46,551

Bradley E. Sparks	$—	$48,629	$110,324
	$—	$58,210	$135,655
	$—	$68,270	$163,519
	$—	$78,833	$194,170

Christopher J. Resavy	$—	$49,764	$112,898
	$—	$59,569	$138,820
	$—	$69,863	$167,334
	$—	$80,672	$198,700

Juliette Williams Pryor	$—	$6,908	$15,672
	$—	$8,269	$19,271
	$—	$9,698	$23,229
	$—	$11,199	$27,583
	$—	$23,513	$53,344
	$—	$28,146	$65,592
	$—	$33,010	$79,065
	$—	$38,117	$93,885

Michael Miller	$—	$55,266	$125,379
	$—	$66,154	$154,167
	$—	$77,587	$185,833
	$—	$89,591	$220,666
	$—	$16,210	$36,775
	$—	$19,403	$45,218
	$—	$22,757	$54,506
	$—	$26,278	$64,723

Tomas Mikaelsson	$—	$48,629	$110,324
	$—	$58,210	$135,655
	$—	$68,270	$163,519
	$—	$78,833	$194,170

Sean S. Scarlis	$—	$9,990	$22,665
	$—	$11,959	$27,869
	$—	$14,025	$33,593
	$—	$16,195	$39,890
	$—	$7,294	$16,549
	$—	$8,732	$20,348
	$—	$10,241	$24,528
	$—	$11,825	$29,125

Option Exercises and Fiscal Year End Values

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-The-Money Options
			Options at December 31, 2000		at December 31, 2000 (2)
	Shares Acquired	Value
Name	on Exercise	Received (1)	Exercisable	Unexercisable	Exercisable	Unexercisable

George F. Schmitt	—	$—	10,000	—	$—	$—

Bradley E. Sparks	—	—	—	150,000	$—	$—

Christopher J. Resavy	—	—	—	153,500	$—	$—

Juliette Williams Pryor	—	—	25,875	86,125	$—	$—

Michael Miller	—	—	68,750	199,250	$—	$—

Tomas Mikaelsson	—	—	25,875	86,125	$—	$—

Sean S. Scarlis	—	—	6,375	55,625	$—	$—

Anthony Pompliano	549,967	$3,933,170	959,966	—	$—	$—

(1)	Based upon the last sale price on the option exercise date, as reported by Nasdaq Stock Market, less the exercise price paid for the shares.

(2)	Represents the difference between the per share exercise price of the unexercised options and $0.50, the last sale price on December 31, 2000, as reported by the Nasdaq Stock Market.

Directors’ and Officers’ Liability Insurance

      e.spire currently has an insurance policy insuring the directors and officers of e.spire and its subsidiaries against any liability incurred by them while acting within the scope of their duties as a director or officer. The policy is for a maximum amount of $20 million and has a deductible of $250,000.

Compensation Committee Interlocks and Insider Participation

      Only Messrs. Banks, Bentz, Rafferty, and Schmitt served on the Compensation Committee of the Board of Directors (the “Compensation Committee”) during the fiscal year ended December 31, 2000. With the exception of Mr. Schmitt, none of these directors has ever been an employee of e.spire or any of its subsidiaries. During the fiscal year ended December 31, 2000, no executive officer of e.spire served on the Compensation Committee or Board of Directors of any other entity which had any executive officer who also served on the Compensation Committee or Board of Directors of e.spire.

Report of the Compensation Committee on Executive Compensation

      The Compensation Committee is responsible for setting corporate policy for executive and other employee compensation and benefit plans. The Compensation Committee is comprised of three directors, Peter C. Bentz, Christopher L. Rafferty and Dennis Feely, Christopher L. Rafferty served on the Compensation Committee for all of the fiscal year ended December 31, 2000. Edwin Banks served on the Compensation Committee until his resignation on January 16, 2001. George F. Schmitt served on the Compensation Committee from January 18, 2000 until he resigned from the Committee on May 31, 2000. Dennis Feely was appointed to the Compensation Committee on January 16, 2001. Peter C. Bentz was appointed to the Compensation Committee on January 16, 2001. With the exception of Mr. Schmitt, none of the Compensation Committee members was an employee of e.spire during 2000. The Compensation Committee’s responsibilities included the recommendation for approval of executive pay structure (i.e. salary bands, guidelines for annual merit increases and incentives and aggregate amounts and guideline levels of participation in executive stock plans), as well as the recommendation for approval of all compensation matters for the Named Officers. In this connection, the Compensation Committee has retained and relied upon the advice of an independent compensation consultant who has conducted market surveys and made recommendations to the Compensation Committee consistent with the adopted compensation philosophy.

Compensation Philosophy

      e.spire’s approach to executive compensation, as implemented by the Compensation Committee, has been designed to provide a competitive program that will enable e.spire to attract, motivate, reward and retain individuals who possess the skills, experience and talents necessary to advance the growth and financial performance of e.spire. e.spire’s compensation policies are designed to encourage shareholder value creation, corporate teamwork, equity ownership in e.spire and long term loyalty to e.spire. e.spire’s executive compensation has two key elements: (1) an annual component, i.e., base salary and an annual discretionary bonus based upon achievement of corporate and personal objectives, and (2) a long-term component consisting of stock options and awards.

      e.spire strives to provide compensation opportunities that emphasize effectively rewarding management for the achievement of critical corporate and personal performance objectives. In addition, the program provides stock opportunities designed to align the interest of executives and other key employees with other stockholders through the ownership of Common Stock. The following is a discussion of each of the elements of e.spire’s executive compensation program including a description of the decisions and actions taken by the Compensation Committee with respect to the 2000 compensation for the Chief Executive Officer and all executive officers as a group.

Executive Compensation Policy

      Compensation paid to e.spire’s executive officers for the fiscal year ended December 31, 2000 (as reflected in the Summary Compensation Table set forth above with respect to the Named Officers) consisted of the following elements: base salary, annual bonuses, stock options under the Stock Option Plan, participation in the Employee Stock Purchase Plan and contributions under e.spire’s 401(K) Plan.

      In determining the base salary of executive officers, the Compensation Committee establishes broad salary bands as flexible guidelines for future salary administration which take into consideration a variety of factors, including the executive’s levels of responsibility and individual experience and performance, and the salaries of similar positions in e.spire and in comparable companies in the CLEC industry. The Compensation Committee believes that its process for determining and adjusting the base salary of executive officers is fully consistent with sound personnel practices.

      Annual adjustments to base salaries typically are made effective at the beginning of the calendar year for which they are intended to apply for the Chairman and Chief Executive Officer, and on the anniversary of employment for the other Named Officers, and therefore reflect in large part achievement of the prior year’s corporate and individual performance objectives.

Annual Bonus

      For the fiscal year 1998, discretionary bonuses representing 50% of the targeted bonuses were awarded in stock by the Board on March 15, 1999. The remaining 50% was awarded in stock by the Board to the General Counsel, Chief Accounting Officer and President of ACSI Network Technologies, Inc. and other e.spire employees on September 15, 2000.

      For the fiscal year 1999, discretionary bonuses representing 25% of the targeted bonuses awarded in stock by the Board, to the named executives and e.spire’s employees was paid in stock in the second quarter of 2000. The remaining 75% of the targeted bonuses were paid in the fourth quarter of 2000 in stock , In April 2000, discretionary bonuses representing 33% of the targeted bonuses was awarded in cash by the Board to employees of ACSI NT — e.spire’s wholly owned subsidiary. The balance was paid 33% during each of the second and third quarters of 2000, in stock. A retention bonus equivalent to 50% of the total bonus eligibility was paid to employees of ACSI NT and CyberGate, Inc. In addition, discretionary bonuses were awarded by the Board to employees of CyberGate, Inc. — a wholly owned e.spire subsidiary, which was paid in stock.

      On April 16, 2001, e.spire filed a motion with the United States Bankruptcy Court for the District of Delaware requesting authority to implement a Retention Plan. The Company developed the Retention Plan to create incentives and rewards for employees to remain employed with e.spire during the Chapter 11 process. The Company also asked the Court to consider the motion on an expedited basis.

      The Retention Plan as approved on May 16, 2001, provides for: (a) cash payments to the covered employees in four installments, with the first installment to be paid two business days after entry of an order approving this Motion and subsequent payments to be made on July 15, 2001, October 1, 2001 and January 15, 2001 (each, a “Stay Bonus”); (b) cash payments to covered employees payable upon the effectiveness of a plan of reorganization and successful completion of the Debtors’ chapter 11 cases (the “Success Bonus”). The Board of Directors has discretion to pay the Success Bonus to employees at or above the Director level up to 50% stock (with the balance paid in cash); (c) discretionary payments to “key employees” in recognition of the increased responsibilities that have been undertaken as a consequence of the Debtors’ chapter 11 filings and the increase in attrition, capped at $10,000 for any individual and $500,000 in the aggregate (the “Discretionary Bonus”); and (d) discretionary payments, to be determined by senior management, to certain employees hired after January 1, 2001 capped at $23,000 for any individual and $500,000 in the aggregate (the “Recent Hire Bonus”).

      The Debtors estimate that the maximum cost of the Stay Bonuses (assuming all current employees remain in the Debtors’ employ through the full term of the Plan) will be approximately $13 million. Separately, the Debtors plan to pay each employee a Success Bonus, which will be up to an amount equal to 50% of the Stay Bonus to covered employees upon the Debtors’ emergence from bankruptcy. The Debtors estimate that the maximum cost of the Success Bonus (assuming all current employees remain in the Debtors’ employ through the emergence from chapter 11) will be approximately $6.5 million, which amounts would be funded under a chapter 11 plan of reorganization.

Stock Incentives

      The long term incentive element of e.spire’s management compensation program has historically been primarily in the form of stock option grants. The employment agreements for the Named Officers typically specify initial stock options that vest over a three or four year period and performance stock options which vest upon achievement of certain criteria. All other employees will be granted initial and/or performance options when they join e.spire. In addition, the Named Officers and other employees are eligible for annual option grants based on guidelines expressed as percentages of their salaries with variations which recognize individual performance, leadership potential and past grant history. For 2000, these discretionary stock options have been granted and administered by the Compensation Committee under the Stock Option Plan, which was designed to create an opportunity for employees of e.spire to acquire a proprietary interest in e.spire and thereby enhance their efforts in the service of e.spire and its stockholders. The compensatory and administrative features of the Stock Option Plan conform in all material respects to the design of standard comparable plans in the industry and are, in the Compensation Committee’s estimation, fair and reasonable.

      During 2000, the Compensation Committee approved grants of stock options to employees and executive officers (including certain of those Named Officers reflected in the foregoing tables) for an aggregate of 7,006,000 shares at exercise prices ranging from $0.50 to $9.938 per share, which options were generally granted with exercise prices equal to 100% of the fair market value of the Common Stock on the dates of grants. Effective January 1999, the Compensation Committee adopted a policy of generally granting options under the Stock Option Plan equal to the fair market value of the Common Stock on the dates of grant. In most cases, one-quarter of the options become exercisable on each succeeding anniversary of the respective grant dates to further the executive retention goal of the Stock Option Plan.

CHIEF EXECUTIVE OFFICER COMPENSATION

      George F. Schmitt assumed the role of Acting Chief Executive Officer and Chairman of the Board, on March 29, 2000. Pursuant to his employment agreement, Mr. Schmitt is entitled to a bonus of $1,000,000 upon e.spire’s achievement of certain EBITDA by the third quarter of 2001.

      Anthony J. Pompliano assumed the role of Chief Executive Officer, in addition to his position as Chairman of the Board, on November 22, 1998. Mr. Pompliano voluntarily resigned as Chairman of the Board and Chief Executive Officer effective January 21, 2000. Pursuant to his employment agreement, as amended, Mr. Pompliano was entitled to a bonus of $200,000, $100,000 of which was paid in March 1999. Mr. Pompliano did not receive $100,000 of his bonus because of his resignation.

      The following directors, are members of the Compensation Committee as of June 1, 2001, and provide the foregoing report.

Christopher L. Rafferty
Peter C. Bentz
Dennis Feely

COMPARATIVE STOCK PERFORMANCE

	12/31/96	12/31/97	12/31/98	12/31/99	12/31/00

e.spire Communications, Inc.	$100	$119	$59	$54	$5
NASDAQ Composite Index	$100	$122	$173	$321	$193
NASDAQ Telecommunications Index	$100	$146	$242	$429	$184

EMPLOYMENT AGREEMENTS

      George F. Schmitt. e.spire is a party to an employment agreement with George F. Schmitt, its Chairman and Chief Executive Officer. Under this employment agreement, e.spire sold to Mr. Schmitt 1,500,000 shares of Common Stock at a price of $.50 per share. Mr. Schmitt is required to pay $15,000 and deliver a promissory note to e.spire for the remaining $735,000. Under this employment agreement, Mr. Schmitt is entitled to a base salary of $70,000 and reimbursement up to a maximum of $15,000 per year for fees paid to his financial advisor and tax planner. Mr. Schmitt is eligible to receive a one-time performance bonus of $1,000,000 based upon the achievement of EBITDA positive financial results by the third quarter of 2001. Mr. Schmitt’s employment agreement contains non-compete and non-solicitation provisions that expire one year from the date of termination of his employment with e.spire. Mr. Schmitt’s employment agreement also contains confidentiality provisions.

      Bradley E. Sparks. e.spire is a party to an employment agreement with Bradley E. Sparks, its Chief Financial Officer. Under this employment agreement, Mr. Sparks was granted options to purchase an aggregate of 150,000 shares of Common Stock at a price of $.688 per share. Under this employment agreement, Mr. Sparks is entitled to a base salary of $180,000. Mr. Sparks is eligible to receive a performance bonus of 50% of his base salary based upon the achievement of certain performance goals under e.spire’s year 2000 bonus plan. Due to e.spire’s filing for bankruptcy, the year 2000 bonus was cancelled. Mr. Sparks is eligible to participate in e.spire’s Retention Plan as approved by the bankruptcy court. Under this employment agreement, Mr. Sparks was granted 100,000 shares of restricted stock that vests 25% on January 2, 2002 and 25% on each anniversary of January 2. In the event that Mr. Sparks is terminated without cause or e.spire is sold, he is entitled to receive severance in the amount of one-year base salary and the vesting of all stock options that would vest in the applicable fiscal year plus 10,000 unvested stock options. Mr. Sparks’ employment agreement contains non-compete and non-solicitation provisions that expire one year and eighteen months respectively from the date of termination of his employment with e.spire. Mr. Sparks’ employment agreement also contains confidentiality provisions.

      Christopher J. Resavy. e.spire is a party to an employment agreement with Christopher J. Resavy, its Chief Operating Officer. Under this employment agreement, Mr. Resavy was granted options to purchase an aggregate of 150,000 shares of Common Stock at a price of $.688 per share. Under this employment agreement, Mr. Resavy is entitled to a base salary of $180,000. Mr. Resavy is eligible to receive a performance bonus of 50% of his base salary based upon the achievement of certain performance goals under e.spire’s year 2000 bonus plan. Due to e.spire’s filing for bankruptcy, the year 2000 bonus was cancelled. Mr. Resavy is eligible to participate in e.spire’s Retention Plan as approved by the bankruptcy court. Under this employment agreement, Mr. Resavy was granted 100,000 shares of restricted stock that vests 25% on January 2, 2002 and 25% on each anniversary of January 2. In the event that Mr. Resavy is terminated without cause or e.spire is sold, he is entitled to receive severance in the amount of one-year base salary and the vesting of all stock options that would vest in the applicable fiscal year plus 10,000 unvested stock options. Mr. Resavy’s employment agreement contains non-compete and non-solicitation provisions that expire one year and eighteen months respectively from the date of termination of his employment with e.spire. Mr. Resavy’s employment agreement also contains confidentiality provisions.

      Juliette Williams Pryor. e.spire is a party to an employment agreement with Juliette Williams Pryor, its Senior Vice President, General Counsel and Secretary. Under this employment agreement, Ms. Pryor was granted options to purchase an aggregate of 15,000 shares of Common Stock at a price of $.688 per share. Under this employment agreement, Ms. Pryor is entitled to a base salary of $170,000. Ms Pryor is eligible to receive a performance bonus of 40% of her base salary based upon the achievement of certain performance goals under e.spire’s year 2000 bonus plan. Due to e.spire’s filing for bankruptcy, the year 2000 bonus was cancelled. Ms. Pryor is eligible to participate in e.spire’s Retention Plan as approved by the bankruptcy court. Under this employment agreement, Ms. Pryor was granted 25,000 shares of restricted stock that vests 25% on January 2, 2002 and 25% on each anniversary of January 2. In the event that Ms. Pryor is terminated without cause or e.spire is sold, she is entitled to receive severance in the amount of one-year base salary and the vesting of all stock options that would vest in the applicable fiscal year plus 10,000 unvested stock options. Ms. Pryor’s employment agreement contains non-compete and non-solicitation provisions that expire one year and eighteen months respectively from the date of termination of her employment with e.spire. Ms. Pryor’s employment agreement also contains confidentiality provisions.

      Michael Miller. e.spire is a party to an employment agreement with Michael Miller, President of its subsidiary ACSI Network Technologies, Inc. Under this employment agreement, Mr. Miller was granted options to purchase an aggregate of 150,000 shares of Common Stock at a price of $.688 per share. Under this employment agreement, Mr. Miller is entitled to a base salary of $240,000. Mr. Miller is eligible to receive a performance bonus of 50% of his base salary based upon the achievement of certain performance goals under e.spire’s year 2000 bonus plan. Due to e.spire’s filing for bankruptcy, the year 2000 bonus was cancelled. Mr. Miller is eligible to participate in e.spire’s Retention Plan as approved by the bankruptcy court. Under this employment agreement, Mr. Miller was granted 100,000 shares of restricted stock that vests 25% on January 2, 2002 and 25% on each anniversary of January 2. In the event that Mr. Miller is terminated without cause or e.spire is sold, he is entitled to receive severance in the amount of one-year base salary and the vesting of all stock options that would vest in the applicable fiscal year plus 10,000 unvested stock options. Mr. Miller’s employment agreement contains non-compete and non-solicitation provisions that expire one year and eighteen months respectively from the date of termination of his employment with e.spire. Mr. Miller’s employment agreement also contains confidentiality provisions.

      Tomas Mikaelsson. e.spire is a party to an employment agreement with Tomas Mikaelsson, President of its subsidiaries CyberGate, Inc. and FloridaNet, Inc. d/b/a Valueweb. Under this employment agreement, Mr. Mikaelsson was granted options to purchase an aggregate of 150,000 shares of Common Stock at a price of $.688. Under this employment agreement, Mr. Mikaelsson is entitled to a base salary of $180,000. Mr. Mikaelsson is eligible to receive a performance bonus of 50% of his base salary based upon the achievement of certain performance goals under e.spire’s year 2000 bonus plan. Due to e.spire’s filing for bankruptcy, the year 2000 bonus was cancelled. Mr. Mikaelsson is eligible to participate in e.spire’s Retention Plan as approved by the bankruptcy court. Under this employment agreement, Mr. Mikaelsson was granted 100,000 shares of restricted stock that vests 25% on January 2, 2002 and 25% on each anniversary of January 2

In the event that Mr. Mikaelsson is terminated without cause or e.spire is sold, he is entitled to receive severance in the amount of one-year base salary and the vesting of all stock options that would vest in the applicable fiscal year plus 10,000 unvested stock options. Mr. Mikaelsson’s employment agreement contains non-compete and non-solicitation provisions that expire one year and eighteen months respectively from the date of termination of his employment with e.spire. Mr. Mikaelsson’s employment agreement also contains confidentiality provisions.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth as of December 31, 2000 certain information regarding the beneficial ownership of the Company’s Common Stock outstanding (assuming the exercise of options and warrants exercisable on or within 60 days of such date) by (i) each person who is known to the Company to own 5% or more of the Common Stock, (ii) each director of the Company, (iii) the Chief Executive Officer and each of the Named Officers and (iv) all executive officers and directors of the Company as a group.

      Unless otherwise indicated, the named persons exercise sole voting and investment power over the shares that are shown as beneficially owned by them.

			Percent of
Name and address of beneficial holder(1)	Number of Shares		Total(2)

The Huff Alternative Income Fund, L.P.	26,868,544	(3)	39.2%

George F. Schmitt	1,985,534	(4)	3.5%

Bradley E. Sparks	2,352	(5)	*

Christopher J. Resavy	406,487	(6)	*

Juliette W. Pryor	66,331	(7)	*

Sean S. Scarlis	18,295	(8)	*

Edwin Banks	6,500	(9)	*

Peter C. Bentz	6,000	(9)	*

Frederick Galland	41,000	(10)	*

William R. Huff	228,999	(11)	*

Christopher L. Rafferty	12,000	(9)	*

Joseph R. Thornton	42,000	(12)	*

Donald Bush	0	(13)	*

Tomas Mikaelsson	180,000	(14)	*

Michael Miller	72,696	(15)	*

All executive officers and directors as a group (14 persons)	3,068,195		4.5%

*	Less than one percent.

(1)	The address of all officers and directors listed above is in the care of the Company.

(2)	The percentage of total outstanding for each stockholder is calculated by dividing (i) the number of shares of Common Stock deemed to be beneficially owned by such stockholder as of August 31, 2000 by (ii) the sum of (A) the number of shares of Common Stock outstanding as of August 31, 2000 plus (B) the number of shares of Common Stock issuable upon the exercise of options or warrants held by such stockholder which were exercisable as of August 31, 2000 or will become exercisable within 60 days after August 31, 2000 (“currently exercisable”).

(3)	Includes currently exercisable warrants to purchase 5,923,775 shares and currently exercisable options to purchase an aggregate of 130,000 shares awarded pursuant to the 1994 Employee Stock Option Plan as of December. Of this number, 80,000 were transferred to Huff by certain of the directors and the remaining 50,000 were awarded to each of Messrs. Huff, Banks, Bentz, Rafferty and Thornton in the amount of 10,000 shares each. Also, includes 6,217,217 shares of Common Stock issuable upon conversion of 49,178 shares of Series A convertible preferred stock. Does not include 28,572 shares of Exchangeable Preferred stock. Does not include 23,281 shares of 12.75% Junior Redeemable Preferred Stock due 2009. The Huff Alternative Income Fund, L.P. owns $100.5 million face amount 13% Senior

Discount Notes due 2005; $36.4 million face amount 12.75% Senior Discount Notes due 2006; $62. million face amount 13.75% Senior Discount Notes due 2007 and $147.3 million face amount 10.625% Senior Discount Notes due 2008. The address for The Huff Alternative Income Fund (“Huff”) is 1776 On the Green, 67 Park Place, Morristown, NJ 07960.

(4)	Includes currently exercisable options to purchase 10,000 shares and 1,500,000 shares the Company agreed to sell to Mr. Schmitt pursuant to Mr. Schmitt’s employment agreement. Does not include 2,095 shares of 12.75% Junior Redeemable Preferred Stock due 2009. Mr. Schmitt owns 10,000 in his family foundation. Mr. Schmitt also owns $1 million face amount 10.625% Senior Discount Notes due 2008 and $2.3 million face amount 13.75% Senior Discount Notes due 2007.

(5)	Includes 2,352 shares issued pursuant to the 1996 Employee Stock Purchase Plan.

(6)	Mr. Resavy owns 365,087 shares directly, 12,000 shares are held in his 401(k), 2,900 shares awarded pursuant to the Company’s Annual Performance Plan, and 3,388 shares issued pursuant to the 1996 Employee Stock Purchase Plan. Mr. Resavy indirectly owns 41,400 shares of which 28,000 shares are owned by his spouse’s 401(k) and 13,400 shares are owned by his minor children’s trusts.

(7)	Includes currently exercisable options to purchase 48,750 shares, 200 shares owned and 17,381 shares awarded pursuant to the Company’s Annual Performance plan.

(8)	Includes currently exercisable options to purchase 6,375 shares, 11,920, shares awarded pursuant to the Company’s Annual Performance plan. Does not include 7,500 shares issued pursuant to the 1998 Restricted Stock Plan of which 25% vests on September 29, 2000 and 25% on each anniversary of September 29.

(9)	Messrs. Banks and Bentz are employees of W.R. Huff Asset Management Co., L.L.C., an affiliate of Huff. Mr. Rafferty is an employee of WRH Partners, LLC, the general partner of Huff. Messrs. Rafferty, Bentz and Banks disclaim beneficial ownership of all shares held by Huff. Represents shares owned by each of Messrs. Rafferty, Banks and Bentz.

(10)	Represents 31,000 shares owned and currently exercisable options to purchase 10,000 shares.

(11)	Includes 228,999 shares owned directly.

(12)	Mr. Thornton is an employee of W.R. Huff Asset Management Co., L.L.C., an affiliate of Huff. Includes 6,000 shares owned directly, of which 2,000 shares are held jointly with his spouse. Mr. Thornton indirectly owns 36,000 shares of which 7,000 shares are held by his spouse in her IRA, 6,000 are held in his SEP account and 23,000 shares are held in a family trust in which Mr. Thornton directs investment(s).

(13)	Mr. Bush owns 7,500 shares directly issued pursuant to the 1998 Restricted Stock Plan of which 25% vests on September 29, 2001 and 25% on each anniversary of September 29.

(14)	Indicates share directly owned.

(15)	Includes currently exercisable options to purchase 42,500 shares.

Item 13.	Certain Relationships and Related Transactions and Indebtedness of Directors and Officers

(a)  Certain Relationships and Related Transactions

      On September 19, 2000, e.spire completed a private offering of securities and received $50,000,000 from a group of investors including The Huff Alternative Income Fund, L.P. In connection with the private offering, e.spire issued 81,177 shares of exchangeable preferred stock and 893,523 transaction fee warrants, of which 28,572 and 510,595 respectively were issued to The Huff Alternative Income Fund, L.P. The Exchangeable Preferred Stock is exchangeable at the option of the company into Purchaser Junior Securities that includes preferred stock, warrants, common stock or subordinated debt (based upon the accreted amount that includes accrued but unpaid dividends at the purchase price on the date of the closing of such Purchaser Junior Securities). At the time of exchange, Huff will designate which type of security will be issued. Each warrant will be initially exercisable for one share of Common Stock (at an initial exercise price of $.01). The warrants will automatically expire on the tenth anniversary after the date they are issued. Dividends accrue from the date of issuance, are cumulative and are payable quarterly in arrears, in additional shares of Exchangeable

Preferred Stock, at a per annum rate of 30% of $1,000 (the “stated value”), plus the accrued but unpaid dividends thereon.

      On March 3, 2000, e.spire completed a private offering of securities and received $100.7 million from a group of investors, including Huff. In connection with the private offering, e.spire issued 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants, of which 46,387 and 100,000 respectively was issued to The Huff Alternative Income Fund L.P. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share).

      e.spire has in place policies and procedures that enable it to comply with the covenants in its existing indentures regarding transactions with affiliates.

(b)  Indebtedness of Directors and Officers

      Pursuant to the amended employment agreement by and between e.spire and Riley M. Murphy, former Executive Vice President for Legal and Regulatory Affairs, e.spire has extended three loans to Ms. Murphy. The loans are as follows: i) a loan dated December 28, 1998 for a principal amount of $32,088, at an interest rate of 8% per year, with payment of principal and accrued interest due December 28, 1999; ii) a loan dated January 26, 1999 for a principal amount of $16,148.80, at an interest rate of 8% per year, with payment of principal and accrued interest due December 28, 1999; and iii) a loan dated January 29, 1999, for a principal amount of $57,000, at an interest rate of 8% per year, with payment of principal and accrued interest due December 28, 1999. As of December 31, 2000, the total aggregate amount of principal and accrued interest outstanding for all three of the loans was $121,664. The loans are secured by shares of Common Stock of e.spire issuable to Ms. Murphy upon exercise of the options to purchase e.spire’s Common Stock currently owned or obtained in the future by Ms. Murphy. To date, Ms. Murphy has not repaid her loans to e.spire. e.spire is pursuing its legal remedies to recover the monies from Ms. Murphy.

      Pursuant to the amended employment agreement by and between e.spire and Richard Putt, e.spire’s former Executive Vice President of Sales and Marketing ,e.spire extended a loan to Mr. Putt for a principal amount of $100,000, at an interest of 8% per year, with payment of principal and accrued interest due. As of December 31, 2000, the total aggregate amount of principal and accrued interest outstanding was $112,822. The loans are secured by shares of Common Stock of e.spire issuable to Mr. Putt upon exercise of the options to purchase e.spire’s Common Stock currently owned or obtained in the future by Mr. Putt. To date, Mr. Putt has not repaid his loan to e.spire. e.spire is pursuing its legal remedies to recover the monies from Mr. Putt.

      e.spire extended a loan to Juliette Pryor, Senior Vice President and General Counsel, for a principal amount of $65,000 to cover Ms. Pryor’s relocation costs associated with the move of e.spire’s corporate headquarters. The interest rate is 8% per year, with payment of principal and accrued interest due in three equal payments of $21,666.67 (plus accrued interest) on March 31, 2001, March 31, 2002 and March 31, 2003. As of December 31, 2000, the total aggregate amount of principal and accrued interest outstanding was $69,132.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Exhibits

Exhibit No. or
Exhibit		Incorporation
No.	Description	By Reference

3.1	3rd Amended and Restated Certificate of Incorporation of the Company	!!!
3.2	Certificate of Designation of the Company’s 14.75% Redeemable Preferred Stock due 2008	####
3.3	Certificate of Amendment of the Certificate of Designation of the Company’s 14.75% Redeemable Preferred Stock due 2008	####
3.4	Amended and Restated By-Laws of the Company, as amended	!!!!
3.5	Governance Agreement dated November 8, 1995, between the Company and the holders of its Preferred Stock.	++
3.6	Certificate of Designation of the Company’s 12 3/4% Junior Redeemable Preferred Stock due 2009	!
3.7	Certificate of Correction dated March 11, 1996	#
3.8	Supplemental Governance Agreement dated February 26, 1996.	#
3.9	Certificate of Designation Series A Convertible Preferred Stock	&&&
3.10	Amendment to Certificate of Designation — Series A Convertible Preferred Stock dated June 12, 2000	&&&&
3.11	Amendment No. 2 to the Series A Convertible Stock Certificate of Designation dated as of September 19, 2000	@
3.12	Certificate of Designation — Exchangeable Preferred Stock dated as of September 19, 2000	@
4.1	Specimen Certificate of the Company’s Common Stock	*
4.2	March 11, 1996 Supplement to 1995 Indenture	#####
4.3	Indenture dated November 14, 1995, between the Company and Chemical Bank, as trustee, relating to $190,000,000 in principal amount of 13% Senior Discount Notes due 2005, including the form of global note.	++
4.4	Initial Global Note dated November 14, 1995.	++
4.5	Warrant Agreement dated November 14, 1995, between the Company and Smith Barney Inc. and Salomon Brothers Inc.	+++
4.6	Initial Global Warrant dated November 14, 1995	+++
4.7	Indenture dated March 21, 1996, between the Company and Chemical Bank, as trustee, relating to $120,000,000 in principal amount of 12 3/4% Senior Discount Notes due 2006, including the form of global note (the “1996 Indenture”).	+++++
4.8	Supplemental Indenture dated as of January 13, 1997, between the Company and the Chase Manhattan Bank, as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company’s 13% Senior Discount Notes due 2005	+++++
4.9	Supplemental Indenture dated as of January 13, 1997, between the Company and the Chase Manhattan Bank, as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company’s 12 3/4% Senior Discount Notes due 2006.	++++
4.10	Supplemental Indenture dated as of July 7, 1997, between the Company and the Chase Manhattan Bank, as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company’s 13% Senior Discount Notes due 2005.	####
4.11	Supplemental Indenture dated as of July 7, 1997, between the Company and the Chase Manhattan Bank, as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company’s 12 3/4% Senior Discount Notes due 2006.	####
4.12	Specimen Certificate of the Company’s 14.75% Redeemable Preferred Stock due 2008.	####

Exhibit No. or
Exhibit		Incorporation
No.	Description	By Reference

4.13	Warrant Agreement dated as of July 10, 1997, between the Company and The Chase Manhattan Bank, as warrant agent	####
4.14	Form of Warrant.	####
4.15	Indenture dated as of July 23, 1997, between the Company and The Chase Manhattan Bank, as trustee, relating to the Company’s 13 3/4% Senior Notes due 2007	####
4.16	Specimen Certificate of the Company’s 12 3/4% Junior Redeemable Preferred Stock due 2009	!
4.17	Warrant Agreement dated March 6, 1997 between the Company and MCI metro Access Transmission Services, Inc.	*****
4.18	Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan Bank, as trustee, to the Indenture dated November 14, 1995, as amended, relating to the Company’s 13% Senior Discount Notes due 2005	####
4.19	Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan Bank, as trustee, to the Indenture dated March 26, 1996, as amended, relating to the Company’s 12 3/4% Senior Discount Notes due 2006.	####
4.20	Supplemental Indenture dated as of February 27, 1998 between the Company and the Chase Manhattan Bank, as trustee, to the Indenture dated July 23, 1997, as amended, relating to the Company’s 13 3/4% Senior Discount Notes due 2007	####
4.21	Indenture dated as of July 24, 1998, between the Company and the Chase Manhattan Bank, as trustee, relating to the Company’s 10.625% Senior Discount Notes due July 1, 2008, including the form of global note	!!
9.1	Standstill Agreement dated June 26, 1995, between the Company and certain of its Preferred Stockholders	****
9.2	Standstill Agreement dated November 8, 1995, between the Company and certain of its Preferred Stockholders	++
9.3	Voting Rights Agreement dated November 8, 1995, between the Company and certain of its Preferred Stockholders.	++
9.4	Amendment to Voting Rights Agreement dated December 14, 1995	#
10.1	Exchange Agreement, dated June 1, 1994, between the Company and certain of its Preferred Shareholders	*
10.2	Exchange Agreement, dated June 26, 1995, between the Company and its 9% Series A Preferred Shareholders	**
10.3	Company’s Employee Stock Purchase Plan	++++
10.4	Registration Rights Agreement dated July 1, 1992, between American Lightwave, Inc. and persons named therein	*
10.5	Supplemental Registration Rights Agreement dated June 26, 1995	****
10.6	Management Registration Rights Agreement dated June 30, 1995	****
10.7	Registration Rights Agreement dated June 26, 1995, between the Company and certain Preferred Stockholders	**
10.8	Form of Warrant Agreement issued to certain Preferred Stockholders on June 26, 1995	****
10.9	Form of $.01 Warrant Agreement	****
10.10	Form of $1.79 Warrant Agreement	****
10.11	Form of $2.25 Warrant Agreement	****
10.12	Stockholders Agreement dated June 26, 1995, between the Company and certain Preferred Stockholders	****
10.13	Third Amended and Restated Employment Agreement between the Company and Riley M. Murphy	****

Exhibit No. or
Exhibit		Incorporation
No.	Description	By Reference

10.14	Form of Stock Option Certificates, as amended, issued to executive officers under employment agreements	****
10.15	Consulting Agreement, dated October 19, 1994, between the Company and Marvin Saffian & Company	*
10.16	Lease Agreement for the Company’s executive offices at 131 National Business Parkway, Suite 100, Annapolis Junction, Maryland, as amended.	****
10.17	Note Purchase Agreement, dated June 28, 1994	*
10.18	Stock and Warrant Purchase Agreement, dated June 26, 1995, between the Company and the Purchasers named therein	**
10.19	Form of Indemnity Agreement between the Company and its Director, as amended	****
10.20	Assignment and Assumption Agreement dated June 21, 1995, between the Company and Apex Investment Fund II, L.P.	****
10.21	Letter Agreement dated November 14, 1995, between the Company and ING Equity Partners, L.P.I, with respect to the purchase of 50,000 shares of the Company’s 9% Series B-4 Convertible Preferred Stock and warrants to purchase 214,286 shares of Common Stock	++
10.22	Warrant to Purchase Shares of American Communications Services, Inc. Common Stock dated December 28, 1995, between the Company and Gerard Klauer, Mattison & Co. (“GKM Warrant I”)	++
10.23	Warrant to Subscribe For and Purchase Common Stock of American Communications Services, Inc. dated December 28, 1995, between the Company and Gerard Klauer, Mattison & Co. (“GKM Warrant II”)	++
10.24	Amended 1994 Stock Option Plan of the Company	++
10.25	Amendment to Amended 1994 Stock Option Plan of the Company	!!!!!
10.26	Registration Rights Agreement dated as of July 10, 1997 among the Company, BT Securities Corporation, Alex. Brown & Sons, Incorporated, The Huff Alternative Income Fund, L.P., General Motors Domestic Group Pension Trust, Societe Generale Securities Corporation, ING Baring (U.S.) Securities, Inc. and McDermott Inc. Master Trust representatives of the Initial Purchase therein.	#### ####
10.27	Supplemental Registration Rights Agreement, dated as of July 10, 1997, among the Company, the Huff Alternative Income Fund, L.P., General Motors Domestic Group Pension Trust and McDermott Inc. Master Trust	%
10.28	Lease Agreement dated as of August 26, 1997, between the Company and Constellation Real Estate, Inc. for the Company’s executive offices at 133 National Business Parkway, Suite 200, Annapolis Junction, Maryland.	###
10.29	Form of Non-Qualified Stock Option Certificates, as amended, issued to Anthony J. Pompliano	++++
10.30	Registration Rights Agreement dated March 6, 1997 between the Company and MCI metro Access Transmission Services, Inc.	++++
10.31	American Communications Services, Inc. Annual Performance Plan effective as of January 1, 1997	###
10.32	Lease Agreement dated as of October 28, 1998, between the Company and Monument One LLC for the Company’s offices at 12975 Worldgate Drive, Herndon, Fairfax County, Virginia	%%%%
10.33	Lease Agreement Between e.spire Communications, Inc. and B.F. Saul Real Estate Investment Trust for the Company’s offices at 8201 Greensboro Dr., McLean, VA	%%%%%
10.34	Lease Agreement between e.spire Communications, Inc. and Dulles North Office Park II Corporation for the Company’s offices at 22685 Holiday Park Drive, Sterling, VA	%%%%%

Exhibit No. or
Exhibit		Incorporation
No.	Description	By Reference

10.35	Employment Agreement between American Communications Services, Inc. and Richard Putt	&
10.36	Amendment No. 1 to Employment Agreement between American Communications Services, Inc. and Richard Putt	&
10.37	Lease Agreement between e.spire Communications, Inc. and CMD Properties, Inc.	&&
10.38	Lease Agreement between e.spire Communications, Inc. and Colgate Drive Associates, L.P.	&&
10.39	Master Equipment Lease Agreement, dated as of December 13, 1999, between e.spire Communications, Inc. and GATX Capital Corporation	&&&
10.40	Master Equipment Lease Agreement, dated as of December 13, 1999, between e.spire Communications, Inc. and GATX Telecom Investors II-A, L.L.C.	&&&
10.41	Purchase Agreement for units consisting of Series A Convertible Preferred Stock and Warrants to purchase shares of common stock by and between e.spire Communications, Inc. and Northern Trust Company, as Trustee for the Honeywell International Inc. Master Retirement Trust, dated as of March 1, 2000	&&&
10.42	Purchase Agreement for units consisting of Series A Convertible Preferred Stock and Warrants to purchase shares of common stock by and between e.spire Communications, Inc. and The Huff Alternative Income Fund, L.P. dated as of March 1, 2000.	&&&
10.43	Purchase Agreement for units consisting of Series A Convertible Preferred Stock and Warrants to purchase shares of common stock by and between e.spire Communications, Inc. and Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P., dated as of March 1, 2000	&&&
10.44	Registration Rights Agreement (the “Agreement”), dated as of March 1, 2000, among e.spire Communications, Inc., The Huff Alternative Income Fund, L.P. (“Huff”), Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P. and TRV Executive Fund, L.P. ( the “Initial Purchasers”) and such other parties who may be made a signatory hereto from time to time (the Subsequent Purchasers,” and, collectively with the Initial Purchasers, the “Purchasers”)	&&&
10.45	Warrant Agreement among e.spire Communications, Inc. and The Huff Alternative Income Fund, L.P., Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., TRV Executive Fund, L.P. and such other parties as may become signatories hereto, dated as of March 1, 2000.	&&&
10.46	Limited Waiver to the $200 Million Senior Secured Credit Facility dated as of April 13, 2000, by and among e.spire Communications, Inc., and its affiliates, the financial institutions, Goldman Sachs Credit Partners L.P., as sole Lead Arranger and Syndication Agent, The Bank of New York, as Administrative Agent for Lenders First Union National Bank, as Documentation Agent, and Newcourt Commercial Finance Corporation, as Collateral Agent Forbearance until June 15, 2000	&&&&&
10.47	Limited Waiver to the $200 Million Senior Secured Credit Facility dated as of June 14, 2000, by and among e.spire Communications, Inc., and its affiliates, the financial institutions, Goldman Sachs Credit Partners L.P., as sole Lead Arranger and Syndication Agent, The Bank of New York, as Administrative Agent for Lenders First Union National Bank, as Documentation Agent, and Newcourt Commercial Finance Corporation, as Collateral Agent . Forbearance until July 10, 2000	&&&&&

Exhibit No. or
Exhibit		Incorporation
No.	Description	By Reference

10.48	Limited Waiver to the $200 Million Senior Secured Credit Facility dated as of July 10, 2000, by and among e.spire Communications, Inc., and its affiliates, the financial institutions, Goldman Sachs Credit Partners L.P., as sole Lead Arranger and Syndication Agent, The Bank of New York, as Administrative Agent for Lenders First Union National Bank, as Documentation Agent, and Newcourt Commercial Finance Corporation, as Collateral Agent. Forbearance until July 14, 2000	&&&&&
10.49	Limited Waiver to the $200 Million Senior Secured Credit Facility dated as of July 14, 2000, by and among e.spire Communications, Inc., and its affiliates, the financial institutions, Goldman Sachs Credit Partners L.P., as sole Lead Arranger and Syndication Agent, The Bank of New York, as Administrative Agent for Lenders First Union National Bank, as Documentation Agent, and Newcourt Commercial Finance Corporation, as Collateral Agent. Forbearance until August 15, 2000	&&&&&
10.50	Limited Waiver regarding certain closing conditions dated as of April 13, 2000 by and between e.spire and The Huff Alternative Income Fund, L.P. (“Huff”), (ii) Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P. and TRV Executive Fund, L.P. (together, “Greenwich Street”) and (iii) the Honeywell International Inc. Master Retirement Fund (“Honeywell”, together with Huff and Greenwich Street, the “Investors”)	&&&&&
10.51	Amendment regarding filing of Proxy Statement dated as of April 13, 2000 by and between e.spire and The Huff Alternative Income Fund, L.P. (“Huff”), (ii) Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P. and TRV Executive Fund, L.P. (together, “Greenwich Street”) and (iii) the Honeywell International Inc. Master Retirement Fund (“Honeywell”, together with Huff and Greenwich Street, the “Investors”)	&&&&&
10.52	Purchase Agreement by and among the Huff Alternative Income Fund, L.P. and e.spire Communications dated September 19, 2000	@
10.53	Purchase Agreement by and among Greenwich Street Capital Partners II, L.P., GSCP Offshore Fund, L.P., Greenwich Fund, L.P., Greenwich Street Employees Fund, L.P., and TRV Executive Fund, L.P. and e.spire Communications dated September 19, 2000	@
10.54	Purchase Agreement by and among Honeywell International Inc. Master Retirement Trust and e.spire Communications dated September 19, 2000	@
10.55	First Amended and Restated Credit Agreement by and among e.spire Communications, Inc., e.spire Finance Corporation, the Lenders, Goldman Sachs Credit Partners L.P., Arranger and syndication agent, The Bank Of New York, as administrative agent, First Union National Bank, as documentation agent, and CIT Lending Services Corporation, as collateral agent dated as of September 20, 2000	@
10.56	First Amendment to the First Amendment and Restated Credit Agreement by and among e.spire Communications, Inc., e.spire Finance Corporation, the Lenders, Goldman Sachs Credit Partners L.P., Arranger and syndication agent, The Bank Of New York, as administrative agent, First Union National Bank, as documentation agent, and CIT Lending Services Corporation, as collateral agent dated as of November 13, 2000	E-1

Exhibit No. or
Exhibit		Incorporation
No.	Description	By Reference

10.57	Second Amendment to the First Amendment and Restated Credit Agreement by and among e.spire Communications, Inc., e.spire Finance Corporation, the Lenders, Goldman Sachs Credit Partners L.P., Arranger and syndication agent, The Bank Of New York, as administrative agent, First Union National Bank, as documentation agent, and CIT Lending Services Corporation, as collateral agent dated as of January 9, 2001	E-2
10.58	Loan Put Modification Agreement by and between The Huff Alternative Income Fund, L.P., the Lenders and The Bank of New York, as Administrative Agent dated as of November 13, 2000	E-3
10.59	Assignment Agreement by and between The Huff Alternative Income Fund, L.P. as Assignee and the Lenders as Assignors dated as of December 8, 2000	E-4
10.60	Employment Agreement between George F. Schmitt dated as of December 29, 2000	E-5
10.61	Employment Agreement between Bradley E. Sparks dated as of January 2, 2001	E-6
10.62	Employment Agreement between Tomas Mikaelsson dated as of January 2, 2001	E-7
10.63	Employment Agreement between Christopher J. Resavy dated as of February 8, 2001	E-8
10.64	Employment Agreement between Juliette Williams Pryor dated as of February 8, 2001	E-9
10.65	Employment Agreement between Michael Miller dated as of February 8, 2001	E-10
10.66	Loan and Security Agreement between e.spire Communications, Inc., the subsidiaries and the Lenders dated April 10, 2001	E-11
10.67	First Amendment to the Loan and Security Agreement dated May 24, 2001	E-12
16.1	Letter re: change in certifying accountant	***
21.1	Subsidiaries of the Registrant	%%%%
23.1	Consent of KPMG LLP	E-13
99.1	Supplemental Financial Information	E-14

*	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-87200) and incorporated by reference.
**	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated June 26, 1995, and incorporated by reference.
***	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1995, and incorporated by reference.
****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended June 30, 1995, and incorporated Reference.
*****	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal period ended December 31, 1996, and incorporated by reference.
+	Previously filed as an exhibit to the Company’s Annual Report on Form 10-QSB for the fiscal year ended June 30, 1995, and the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1995, both of which are incorporated by reference.
++	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 33-80305) and incorporated by reference.
+++	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-80673) and incorporated by reference.
++++	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 33-20867) and incorporated by reference.

+++++	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated March 26, 1996 and incorporated by reference.
#	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-3632) and incorporated by reference.
##	Management contracts or compensatory plan or arrangement.
###	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the fiscal year ended December 31, 1998 and incorporated by reference.
####	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1997 and incorporated by reference.
#####	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-20867) and incorporated by reference.
!	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-34395) and incorporated by reference.
!!	Previously filed as an exhibit to the Company’s Registration Statement on Form S-4 (File No. 333-64079) and incorporated by reference.
!!!	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 333-58457) and incorporated by reference.
!!!!	Previously filed as exhibit to Company’s Registration Statement on Form S-8 (File No. 333-38944) and incorporated by reference.
!!!!!	Previously filed with the Definitive Proxy Statement filed on October 14, 1996 and incorporated by reference.
%	Previously filed as exhibit to Company’s Registration Statement on Form S-3 (File No. 333-58457) and incorporated by reference.
%%	Previously filed as an exhibit to the Company’s Current Report on Form 8-K dated January 17, 1997 and incorporated by reference.
%%%	Filed as an exhibit to the Company’s Form 10-Q filed for the quarter ending September 30, 1998, and incorporated by reference.
%%%%	Previously filed as an exhibit to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998, and incorporated by reference.
%%%%%	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended March 31, 1999, and incorporated by reference.
&	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1999, and incorporated by reference.
&&	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the fiscal quarter ended September 30, 1999.
&&&	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999
&&&&	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (File No. 43012) and incorporated by reference.
&&&&&	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2000, and incorporated by reference
@	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2000, and incorporated by reference

(b) REPORTS ON FORM 8-K

      a)  Form 8-K, as filed on February 1, 2000, announcing that William R. Huff was named as the Chairman of its Board of Directors and that Anthony J. Pompliano retired as Chairman and Chief Executive Officer, effective January 21, 2000; announcing that Randall Muench was appointed as Executive Vice President of Sales and Marketing and that Michael Miller was appointed as President of ACSI Network Technologies, Inc. a subsidiary of e.spire. Messrs.. Muench and Miller replaced Richard Putt and Douglas R. Hudson respectively.

      b)  Form 8-K, as filed on February 14, 2000, announcing commitment letters with Greenwich Street Capital Partners II, L.P. (GSC Partners) and The Huff Alternative Income Fund, L.P. for a total of $125 million in new equity funding and the issuance 125,000 shares of convertible preferred stock and 5.5 million warrants.

      c)  Form 8-K, as filed on April 5, 2000, announcing the election of George F. Schmitt as Chairman, the appointment of William R. Huff as Vice Chairman of the Board, the appointment of Christopher J. Resavy as Chief Operating Officer and announcing its preliminary 4th quarter and full year financial results; announcing the resignation of Dennis J. Kern as Chief Operating Officer, effective March 24, 2000, the resignation of Riley M. Murphy, Executive Vice President of Legal and Regulatory Affairs, General Counsel and Secretary on March 14, 2000, the appointment of Juliette Pryor, as General Counsel, Senior Vice President and Secretary and appointment of Jim Falvey as Senior Vice President of Regulatory Affairs.

      d)  Form 8-K, as filed on April 11, 2000, announcing the resignation of John Polchin as Chief Financial Officer.

      e)  Form 8-K, as filed on July 12, 2000, announcing that Interim Chief Financial Officer, Bradley E. Sparks accepted the position on a permanent basis and the appointment of Donald W. Bush as e.spire’s Treasurer.

      f)  Form 8-K ,as filed on July 24, 2000, announcing that the final terms for an amendment to the Senior Secured Credit Facility, executed in August 1999 have been signed.

      g)  Form 8-K, as filed on July 31, 2000, announcing earnings for the quarter ended June 30, 2000.

      h)  Form 8-K, as filed on September 25, 2000 announcing that on September 20, 2000 e.spire executed the First Amended & Restated Credit Agreement with its syndicated bank group and, that it secured additional funding commitments, of which e.spire received $50 million on September 19, 2000.

      i)  Form 8-K, as filed on November 2, 2000, announcing earnings for the quarter ended September 30, 2000.

      j)  Form 8-K, as filed on November 20, 2000, announcing that the special meeting of the shareholders would be reconvened on December 1, 2000.

      k)  Form 8-K, as filed on January 17, 2001, announcing the appointment of Dennis Feely and Stanton Williams as new members of e.spire’s Board of Directors.

      l)  Form 8-K, as filed on February 7, 2001, announcing preliminary earnings for the fiscal year ended December 30, 2000.

      m)  Form 8-K, as filed February 22, 2001, announcing that the Company will collect $20 million in outstanding past due receivables.

      o)  Form 8-K, as filed April 2, 2001, announcing that the Company has filed for Chapter 11 bankruptcy.

e.spire COMMUNICATIONS, INC.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to			Balance
	Beginning	Costs and	Charged to		at End
Description	of Period	Expenses	Revenue	Deductions	of Period

Year ended December 31, 2000 Deducted from assets accounts:

Allowance for doubtful accounts	$28,707	$17,603	$41,680	$54,348	$33,642

Year ended December 31, 1999 Deducted from assets accounts:

Allowance for doubtful accounts	$5,581	$10,690	$16,379	$3,943	$28,707

Year ended December 31, 1998 Deducted from assets accounts:

Allowance for doubtful accounts	$1,921	$5,357	$1,496	$3,193	$5,581

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

e.spire COMMUNICATIONS, INC.

By:	/s/ GEORGE F. SCHMITT

George F. Schmitt,
Chairman of the Board of Directors
and Acting Chief Executive Officer

By:	/s/ BRADLEY E. SPARKS

Bradley E. Sparks,
Chief Financial Officer

By:	/s/ SEAN S. SCARLIS

Sean S. Scarlis,
Chief Accounting Officer

Date: June 15, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

By: /s/ GEORGE F. SCHMITT George F. Schmitt, Chairman of the Board of Directors (Principal Executive Officer)	June 15, 2001

By: William R. Huff, Vice Chairman of the Board of Directors	June 15, 2001

By: /s/ EDWIN M. BANKS Edwin M. Banks, Director	June 15, 2001

By: /s/ CHRISTOPHER L. RAFFERTY Christopher L. Rafferty, Director	June 15, 2001

By: /s/ FREDERICK GALLAND Frederick Galland, Director	June 15, 2001

By: /s/ JOSEPH THORNTON Joseph Thornton, Director	June 15, 2001

By: /s/ PETER C. BENTZ Peter C. Bentz, Director	June 15, 2001

By: /s/ STANTON WILLIAMS Stanton Williams, Director	June 15, 2001

By: /s/ DENNIS FEELY Dennis Feely, Director	June 15, 2001

INDEX OF EXHIBITS

Exhibit
No.	Description	Page No.

10.56	First Amendment to the First Amendment and Restated Credit Agreement by and among e.spire Communications, Inc., e.spire Finance Corporation, the Lenders, Goldman Sachs Credit Partners L.P., Arranger and syndication agent, The Bank Of New York, as administrative agent, First Union National Bank, as documentation agent, and CIT Lending Services Corporation, as collateral agent dated as of November 13, 2000	E-1
10.57	Second Amendment to the First Amendment and Restated Credit Agreement by and among e.spire Communications, Inc., e.spire Finance Corporation, the Lenders, Goldman Sachs Credit Partners L.P., Arranger and syndication agent, The Bank Of New York, as administrative agent, First Union National Bank, as documentation agent, and CIT Lending Services Corporation, as collateral agent dated as of January 9, 2001	E-2
10.58	Loan Put Modification Agreement by and between The Huff Alternative Income Fund, L.P., the Lenders and The Bank of New York, as Administrative Agent dated as of November 13, 2000	E-3
10.59	Assignment Agreement by and between The Huff Alternative Income Fund, L.P. as Assignee and the Lenders as Assignors dated as of December 8, 2000	E-4
10.60	Employment Agreement between George F. Schmitt dated as of December 29, 2000	E-5
10.61	Employment Agreement between Bradley E. Sparks dated as of January 2, 2001	E-6
10.62	Employment Agreement between Tomas Mikaelsson dated as of January 2, 2001	E-7
10.63	Employment Agreement between Christopher J. Resavy dated as of February 8, 2001	E-8
10.64	Employment Agreement between Juliette Williams Pryor dated as of February 8, 2001	E-9
10.65	Employment Agreement between Michael Miller dated as of February 8, 2001	E-10
10.66	Loan and Security Agreement between e.spire Communications, Inc., the subsidiaries and the Lenders dated April 10, 2001	E-11
10.67	First Amendment to the Loan and Security Agreement dated May 24, 2001	E-12
23.1	Consent of KPMG LLP	E-13
99.1	Supplemental Financial Information	E-14

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

e.spire Communications, Inc.:

      We have audited the accompanying consolidated balance sheets of e.spire Communications, Inc. and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of e.spire Communications, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements take as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, defaulted on certain of its notes payable and filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code. Although the Company and its subsidiaries are currently operating their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of the Company as a going concern is dependent upon, among other things, the ability to formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court. The filing under Chapter 11 and the other factors noted above, as discussed in Note 1 to the consolidated financial statements, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

      As discussed in Note 2 to the consolidated financial statements, effective July 1, 1999, the Company changed its method of accounting for revenue recognition associated with leasing its fiber-optic network.

Washington, D.C.

February 16, 2001, except as
  to Notes 1, 6, 10(a) and 17(c), which
  are as of March 22, 2001

e.spire COMMUNICATIONS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,

	1999	2000

ASSETS

Current assets:

Cash and cash equivalents	$62,525	$7,352

Restricted cash and investments	15,125	—

Trade accounts receivable, net of allowance for doubtful accounts of $28,707 and $33,642, respectively	97,238	110,486

Unbilled revenue	14,032	6,665

Other current assets	9,435	11,146

Total current assets	198,355	135,649

Inventory	55,459	86,696

Networks, equipment and furniture, gross	793,239	870,402

Less — accumulated depreciation and amortization	(166,224)	(264,405)

Networks, equipment and furniture, net	627,015	605,997

Deferred financing fees, net of accumulated amortization of $13,246 and $19,394, respectively	44,660	38,512

Assets held for sale	—	11,751

Intangible assets, net	7,452	—

Restricted cash and investments	3,629	2,694

Other assets	4,672	4,341

Total assets	$941,242	$885,640

LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS’ DEFICIT

Current liabilities:

Notes payable — current portion	$164,000	$136,740

Obligations under capital leases — current portion	9,932	13,627

Accounts payable	46,106	66,380

Accrued interest	14,344	18,065

Accrued employee costs	5,262	6,978

Deferred revenue	—	6,785

Other accrued liabilities	15,995	21,212

Total current liabilities	255,639	269,787

Long-term liabilities:

Notes payable, less current portion	749,406	811,153

Obligations under capital leases, less current portion	46,786	32,458

Deferred revenue	5,905	12,159

Other long-term liabilities	3,105	4,485

Total liabilities	1,060,841	1,130,042

Redeemable stock:

14 3/4% Redeemable Preferred Stock due 2008 (liquidation value $125,053 at December 31, 2000)	87,051	106,179

12 3/4% Junior Redeemable Preferred Stock due 2009 (liquidation value $224,245 at December 31, 2000)	194,545	221,293

Total redeemable stock	281,596	327,472

Stockholders’ deficit:

Series A Convertible Preferred Stock, $1 par value, 250,000 shares authorized, none and 81,177 shares, respectively, issued and outstanding	—	81

Exchangeable Preferred Stock, $1 par value, 50,000 shares authorized, none and 50,000 shares, respectively, issued and outstanding	—	50

Common stock, $.01 par value, 250,000,000 shares authorized, 51,149,828 and 56,190,847 shares, respectively, issued and outstanding	511	562

Additional paid-in capital	236,577	359,302

Accumulated deficit	(638,283)	(931,869)

Total stockholders’ deficit	(401,195)	(571,874)

Commitments and contingencies (notes 1, 3, 8, 9, 12, 13 and 14)

Total liabilities, redeemable stock, and stockholders’ deficit	$941,242	$885,640

See accompanying notes to consolidated financial statements.

e.spire COMMUNICATIONS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Years Ended December 31,

	1998	1999	2000

Revenues:

Telecommunications services	$111,086	$150,632	$232,696

Network technologies services	29,416	68,305	82,794

Internet services	16,257	25,072	28,700

	156,759	244,009	344,190

Cost of sales (excluding depreciation and amortization):

Telecommunications services (excluding noncash stock compensation of $3,345, $2,489 and $2,356, respectively)	90,503	110,037	133,500

Network technologies services (excluding noncash stock compensation of $298, $229 and $835, respectively)	8,739	38,198	46,236

Internet services (excluding noncash stock compensation of $328, $379, and $481,respectively)	7,571	11,133	13,844

	106,813	159,368	193,580

Gross margin (excluding depreciation and amortization):

Telecommunications services	20,583	40,595	99,196

Network technologies services	20,677	30,107	36,558

Internet services	8,686	13,939	14,856

	49,946	84,641	150,610

Operating expenses:

Selling, general, and administrative (excluding noncash stock compensation of $5,957, $8,376 and $10,705, respectively)	103,639	169,180	187,267

Noncash stock compensation	9,928	11,473	14,377

Depreciation and amortization	47,332	95,943	109,425

Impairment on assets held for sale			16,877

Total operating expenses	160,899	276,596	327,946

Operating loss	(110,953)	(191,955)	(177,336)

Nonoperating income (expenses):

Interest and other income	23,348	10,602	3,622

Interest and other expense	(75,474)	(96,395)	(124,339)

Gain on sale of Internet dial-up customer base	—	—	4,467

Net loss	(163,079)	(277,748)	(293,586)

Preferred stock dividends and accretion and beneficial conversion charge	(36,080)	(40,646)	(81,119)

Net loss applicable to common stockholders	$(199,159)	$(318,394)	$(374,705)

Basic and diluted net loss per common share	$(4.45)	$(6.38)	$(7.05)

Weighted average number of common shares outstanding	44,751,690	49,891,910	53,184,088

See accompanying notes to consolidated financial statements.

e.spire COMMUNICATIONS, INC.

Consolidated Statements of Stockholders’ Deficit

Years ended December 31, 1998, 1999 and 2000
(in thousands, except share data)

	Series A
	Convertible		Exchangeable
	Preferred Stock		Preferred Stock		Common Stock		Additional
							Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit

Balances at December 31, 1997	—	$—	—	$—	37,219,419	$372	$131,728	$(197,456)

Issuance of common stock	—	—	—	—	7,502,418	75	130,236	—

Warrants and stock options exercised	—	—	—	—	3,148,993	32	16,767	—

Stock compensation expense	—	—	—	—	—	—	8,975	—

Warrants issued	—	—	—	—	—	—	805	—

Preferred stock dividends/accretion	—	—	—	—	—	—	(36,080)	—

Shares issued under employee stock purchase plan and performance plan	—	—	—	—	404,169	4	2,201	—

Cancellation of put right obligations	—	—	—	—	—	—	1,000	—

Shares issued as consideration for acquisitions	—	—	—	—	171,065	1	2,685	—

Net loss	—	—	—	—	—	—	—	(163,079)

Balances at December 31, 1998	—	—	—	—	48,446,064	484	258,317	(360,535)

Warrants and stock options exercised	—	—	—	—	1,768,430	18	5,322	—

Stock compensation expense	—	—	—	—	677,056	6	11,467	—

Warrants issued	—	—	—	—	—	—	358	—

Preferred stock dividends/accretion	—	—	—	—	—	—	(40,646)	—

Shares issued under employee stock purchase plan and performance plan	—	—	—	—	258,278	3	1,759	—

Net loss	—	—	—	—	—	—	—	(277,748)

Balances at December 31, 1999	—	—	—	—	51,149,828	$511	$236,577	$(638,283)

Issuance of preferred stock	81,177	81	50,000	50			148,264

Warrants and stock options exercised	—	—	—	—	1,331,235	13	3,075	—

Stock compensation expense	—	—	—	—	2,970,343	30	14,347	—

Warrants issued	—	—	—	—	—	—	260	—

Preferred stock dividends/accretion	—	—	—	—	—	—	(46,007)	—

Non-cash settlement costs	—	—	—	—	275,646	3	1,309	—

Shares issued under employee stock purchase plan and performance plan	—	—	—	—	463,795	5	1,476	—

Net loss	—	—	—	—	—	—	—	(293,586)

Balances at December 31, 2000	81,177	$81	50,000	$50	56,190,847	$562	$359,302	$(931,869)

[Additional columns below]

[Continued from above table, first column(s) repeated]

Total
Stockholders’
(Deficit)

Balances at December 31, 1997	$(65,356)

Issuance of common stock	130,311

Warrants and stock options exercised	16,799

Stock compensation expense	8,975

Warrants issued	805

Preferred stock dividends/accretion	(36,080)

Shares issued under employee stock purchase plan and performance plan	2,205

Cancellation of put right obligations	1,000

Shares issued as consideration for acquisitions	2,686

Net loss	(163,079)

Balances at December 31, 1998	(101,734)

Warrants and stock options exercised	5,340

Stock compensation expense	11,473

Warrants issued	358

Preferred stock dividends/accretion	(40,646)

Shares issued under employee stock purchase plan and performance plan	1,762

Net loss	(277,748)

Balances at December 31, 1999	$(401,195)

Issuance of preferred stock	150,665

Warrants and stock options exercised	3,088

Stock compensation expense	14,377

Warrants issued	260

Preferred stock dividends/accretion	(46,007)

Non-cash settlement costs	1,312

Shares issued under employee stock purchase plan and performance plan	1,481

Net loss	(293,586)

Balances at December 31, 2000	$(571,874)

See accompanying notes to consolidated financial statements.

e.spire COMMUNICATIONS, INC.

Consolidated Statements of Cash Flows

(in thousands, except share data)

	Years Ended December 31,

	1998	1999	2000

Cash flows from operating activities:

Net loss	$(163,079)	$(277,748)	$(293,586)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	47,332	95,943	109,425

Interest deferral and accretion	39,489	58,676	61,747

Amortization of deferred financing fees	4,206	5,391	6,148

Noncash stock compensation, consultants, and other expenses	9,928	11,473	14,377

Impairment on assets held for sale	—	—	16,877

Gain on sale of Internet dial-up customer base	—	—	(4,467)

Non-monetary revenue	(13,950)	(14,057)	—

Other operating activities	569	—	—

Changes in operating assets and liabilities:

Trade accounts receivable	(33,766)	(42,866)	(5,881)

Other current assets	—	—	4,529

Other assets	(4,075)	(1,099)	2,763

Accounts payable	48,101	(20,541)	18,532

Accrued liabilities	7,270	17,426	25,005

Net cash used in operating activities	(57,975)	(167,402)	(44,531)

Cash flows from investing activities:

Acquisitions	(6,734)	—	—

Restricted cash related to network activities	(1)	2,407	1,042

Other assets — non operating	—	—	(2,432)

Network development costs and purchases of equipment and furniture	(242,522)	(247,935)	(142,251)

Net cash used in investing activities	(249,257)	(245,528)	(143,641)

Cash flows from financing activities:

Issuance of notes payable	224,959	164,000	—

Payment of deferred financing fees	(21,359)	(7,867)	—

Warrant and stock option exercises	16,799	5,340	3,088

Payments of notes and other financing	(438)	(34,563)	(27,260)

Payment of obligations under capital leases	(3,081)	(6,613)	(9,234)

Restricted cash related to notes payable	26,007	24,733	15,018

Shares issued under the Employee Stock Purchase Plan	1,149	1,762	1,481

Issuance of preferred stock, net	—	—	148,395

Issuance of common stock	130,311	—	—

Other financing activities	806	(95)	1,511

Net cash provided by financing activities	375,153	146,697	132,999

Net increase (decrease) in cash and cash equivalents	67,921	(266,233)	(55,173)

Cash and cash equivalents, beginning of year	260,837	328,758	62,525

Cash and cash equivalents, end of year	$328,758	$62,525	$7,352

Supplemental disclosure of cash flow information:

Interest paid on all debt obligations	31,087	39,597	52,035

Supplemental disclosure of noncash investing and financing activities:

Dividends declared with preferred stock	27,730	37,106	43,163

Accrual of stock bonuses	4,762	6,881	12,004

Cancellation of put right obligations	(1,000)	—	—

Shares issued as consideration for acquisitions	2,686	—	—

Assets acquired under capital leases and non-monetary transactions	37,231	38,784	356

See accompanying notes to consolidated financial statements.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements

December 31, 1998, 1999 and 2000
(in thousands, except share and per share data)

(1) Basis of Presentation and Operating Environment

  (a) Organization

      The consolidated financial statements include the accounts of e.spire Communications, Inc. and its wholly-owned subsidiaries (“e.spire” or the “Company”). All material intercompany accounts and transactions have been eliminated in consolidation.

  (b) Business

      e.spire is an integrated communications provider. The Company owns and operates digital fiber optic networks and offers a variety of telecommunications services to other communications providers and business, government and consumer end users in selected target markets, principally in the southern and eastern United States. The Company provides nonswitched dedicated services, including special access, switched transport, and private line services, as well as high speed data services, Internet services, local switched voice services using its own facilities and long-distance on a resale basis.

  (c) Operating Environment

      The Company has never been profitable, has never generated positive cash flow from consolidated operations and, since its inception, has incurred significant net operating losses and negative cash flow. As of December 31, 2000, the Company had an accumulated deficit of approximately $932 million, stockholders’ deficit of approximately $572 million and negative working capital of approximately $132 million.

      The Company’s Senior Secured Credit Facilities contain certain financial covenants with which the Company must comply. The Company had received an amendment to certain of these covenants at December 31, 2000, but the Company was subsequently not in compliance, resulting in a default under these credit facilities which would allow the lenders to accelerate the maturity of the borrowings under the credit facilities. The Company’s Senior Notes include cross covenant provisions, which would result in an acceleration of the Senior Notes upon the acceleration of any other outstanding debt obligations.

      In February of 2001, the Company did not make a required interest payment on its Senior Notes due 2007, resulting in a default under the terms of the notes.

      On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code (“the Bankruptcy Code”) in the Federal District of Delaware in order to preserve cash, facilitate the restructuring of e.spire’s long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Company has secured a commitment for up to $85 million of debtor-in-possession financing. The Company believes that these funds will be sufficient to complete the restructuring process.

      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The items described above raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

  (d) Chapter 11 Reorganization

      As of March 22, 2001, the Company is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, the Company is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against the Company that arose prior to the date of the Filing. In addition, as a debtor-in-possession, the Company has the right, subject to the Court’s approval, to assume or reject any executory contracts and

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

unexpired leases in existence at the date of the Filing. Parties having claims as a result of any such rejection may file claims with the Court which will be dealt with as part of the Chapter 11 case.

      A creditors committee representing unsecured creditors has been appointed in the Chapter 11 case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 case.

      It is the Company’s intention to address all of its prepetition claims in a plan of reorganization in its Chapter 11 case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat pre-petition claims and the impact the Company’s Chapter 11 case and any reorganization plan will have on the shares of common stock of the Company. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 case could take a significant period of time. No assurance can be given that e.spire will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

      Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the consolidated financial statements.

      As a result of these factors, there is substantial doubt about e.spire’s ability to continue as a going concern. The ability of e.spire to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital and obtaining sufficient financing to allow the Company to emerge from bankruptcy, customer and employee retention, the ability to provide high quality services and the ability to sustain improved results of operations and cash flows sufficient to continue to operate.

  Accounting Impact

      Subsequent to its Chapter 11 filing, the Company will apply the provisions of AICPA Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”. SOP 90-7 provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code. The Company will implement this guidance in the accompanying consolidated financial statements for all post-bankruptcy filings.

      Pursuant to SOP 90-7, the Company is required to segregate prepetition liabilities that are subject to compromise and report them separately in the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. All of the Company’s prepetition debt, is now in default, and will be recorded at face value and classified within liabilities subject to compromise.

      Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

      SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization items.

      As a result of the Filing, realization of assets and liquidation of liabilities are subject to uncertainty. While operating as a debtor-in-possession, the Company may sell or otherwise dispose of assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in the consolidated financial statements.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

(2) Summary of Significant Accounting Principles

  (a) Cash and Cash Equivalents

      The Company considers all highly liquid investments, with original maturities of three months or less, to be cash equivalents. The Company’s investments consist of commercial paper, US Government Securities and money market instruments. The cost of these investments approximates fair value.

  (b) Restricted Cash and Investments

      The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $3,629 and $2,694 at December 31, 1999 and 2000, respectively. The face amount of all bonds and letters of credit is approximately $16,759 as of December 31, 2000. In addition, the Company placed approximately $70,677 into an escrow account during 1997 to fund the first five interest payments of its 13  3/4 percent Senior Notes due 2007. At December 31, 1999 and 2000, restricted cash related to this escrow account amounted to approximately $15,125 and $0 respectively.

  (c) Networks, Equipment, Furniture and Network Inventory

      Networks, equipment, and furniture are stated at cost less accumulated depreciation and amortization. Costs capitalized during the network development stage include costs associated with network engineering, design and construction, negotiation of rights-of-way, obtaining legal and regulatory authorizations and the amount of interest costs associated with the network development.

      Provisions for depreciation of networks, equipment, and furniture are computed using the straight-line method over the estimated useful lives of the assets, beginning in the month a network is substantially complete and available for use and in the month equipment and furniture are acquired.

      The estimated useful lives of the Company’s principle classes of assets are as follows:

Asset Class	Depreciable Life

Fiber optic cables and installation costs	20 years

Telecommunications equipment	3 – 10 years

Capitalized network development costs	18 months – 10 years

Leasehold improvements	Shorter of term of lease or estimated useful life

Furniture and fixtures	5 years

Computer software	3 years

      The Company classifies as inventory assets constructed for sale to third parties. Inventory is stated at lower of cost or market on a specific identification basis.

  (d) Intangible Assets

      Intangible assets include customer lists and goodwill. Goodwill was being amortized on a straight-line basis over the period of expected benefit. Amortization expense related to goodwill for the years ended December 31, 1998, 1999 and 2000 was approximately $1,144, $2,333 and $811 respectively.

      The costs of purchased customer lists are amortized on a straight-line basis over their estimated useful lives, generally eighteen months. The Company determines the useful lives of customer lists based upon the estimated length of the acquired customers’ future service. Amortization expense related to purchased customer lists was approximately $1,977, $4,973 and $1,628 for the years ended December 31, 1998, 1999 and 2000, respectively.

      As part of the sale of its Internet dial-up customer base during the fourth quarter of 2000, the Company wrote off approximately $5,774 of intangible assets.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

  (e) Valuation of Long-Lived Assets

      The Company assesses the valuation of long-lived assets under SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the estimated fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

  (f) Deferred Financing Fees

      Deferred financing fees include commitment fees and other costs related to certain debt financing transactions and are being amortized using the effective interest method over the initial term of the related debt. Deferred financing fees also include payments to bondholders for debt modifications that do not result in debt extinguishment.

  (g) Revenue Recognition

      In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), “Revenue Recognition in Financial Statements,” which provides additional guidance in applying generally accepted accounting principles for revenue recognition in consolidated financial statements. SAB 101 was effective beginning in the fourth quarter of 2000 and its adoption did not have a material impact on the consolidatedfinancial statements.

      Monthly recurring telecommunications services and Internet services are billed in advance with any portion that is billed but unearned recorded as deferred revenue on the consolidated balance sheet as part of accrued expenses, which are then recognized as revenue over the period that services are provided. Non-recurring telecommunications and Internet services are billed in arrears and recognized as revenue in the period services are provided. Installation fees and their related direct and incremental costs, if significant, are initially deferred and recognized as revenue and expense over the expected life of a customer relationship.

      The Company recognizes revenue associated with long-term engineering and construction contracts using the percentage-of-completion method, based primarily on contract costs incurred to date compared with total estimated contract costs. Revenue for sale of existing networks is recognized when title is transferred to the customer and the network is available for the customer’s use. These revenues are included as network technologies services in the consolidated statements of operations. Network construction costs include all direct material and labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred. Revenue which has been earned under the percentage of completion method, but has not been billed to the customer is included in unbilled revenue in the consolidated balance sheets. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

      To the extent that the Company’s contracts for the provision of dark fiber entered into subsequent to June 30, 1999 do not transfer title to the customer, the contracts are accounted for as operating leases under which the Company recognizes recurring monthly revenues. Effective June 30, 1999, the Financial Accounting Standards Board issued FASB Interpretation No. 43 Real Estate Sales (“FIN 43”), an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 66, which requires that sales or leases of integral equipment be accounted for in accordance with real estate accounting rules. The Company believes that FIN 43 requires the classification of dark fiber and conduit as integral equipment. FIN 43 defines integral equipment as, “any physical structure or equipment attached to the real estate that cannot be removed and used separately without incurring significant costs.” As a result, this change in accounting treatment reduces

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

the revenue and income that the Company recognizes in the early years of the contract and recognizes it over the term of the contract, regardless of when the cash is received or the delivery of the fiber takes place. The effect of adopting the provisions of FIN 43 resulted in decreasing revenue on a going forward basis.

  (h) Loss Per Common Share

      The computations of basic and diluted loss per common share are based upon the weighted average number of common shares outstanding during the year. Dilutive earnings per share give effect to all potentially dilutive common securities. Potentially dilutive securities include convertible preferred stock, stock options and warrants.

  (i) Income Taxes

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

  (j) Stock Options

      The Company applies the intrinsic value method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123.

  (k) Reclassifications

      Certain reclassifications were made in the 1999 and prior consolidated financial statements to conform to the 2000 presentation. Such reclassifications had no effect on net loss or total stockholders’ deficit.

  (l) Use of Estimates

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

(3) Risks and Uncertainties

  (a) Reciprocal Compensation

      The Company has recorded net revenue of approximately $17.7 million, $38.9 million and $58.0 million for the years ended December 31, 1998, 1999 and 2000, respectively, for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers (“ISPs”), from customers of Incumbent Local Exchange Carriers (“ILECs”) pursuant to various interconnection agreements. During this period, the ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), commercial arbitrators, or through negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic.

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

      Since the issuance of the FCC’s decision on February 25, 1999, 19 state public utility commissions, have either ruled or reaffirmed that ISP traffic is subject to reciprocal compensation under current interconnection agreements, and two state commissions have declined to apply reciprocal compensation for ISP traffic under current interconnection agreements. One state has declined to order reciprocal compensation in an arbitration proceeding, and two states have declined to decide the issue in the arbitration until after the FCC and/or the state commission reaches a decision in pending proceedings on prospective compensation.

      On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC’s February 25, 1999 decision. The court found that the FCC did not provide an adequate basis for its February 1999 decision that the reciprocal compensation provisions of the Telecommunications Act and the FCC rules did not apply to ISP traffic. The Company does not believe that the Circuit Court’s decision will adversely affect the state decisions noted above with respect to reciprocal compensation. The decision does, however, create some uncertainty, and there can be no assurance that future FCC or state rulings will be favorable to the Company.

      In January 2000, a commercial arbitrator awarded the Company damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process to obtain a further award through at least December 31, 1999. In February 2000, a commercial arbitrator granted the Company the right to recover $14.2 million from BellSouth, representing reciprocal compensation, including accrued interest, through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. The Company has collected these amounts. e.spire has also reached a settlement with Southwestern Bell, settling reciprocal compensation claims in Missouri, Oklahoma, Kansas, and Arkansas through December 31, 2000 and also setting new rates going forward.

      Certain of the Company’s interconnection agreements with the ILECs have expired or will soon expire.The Company believes that there is substantial risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, will be significantly less than current rates.

      The FCC is expected to adopt shortly an order on remand from the DC Circuit setting forth a new compensation mechanism for ISP-bound traffic. If adopted by the FCC, reduced rates for this type of traffic may result in a reduction in the Company’s revenues generated from inter-carrier compensation.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

      The FCC is expected to adopt shortly a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC is expected to address disparities in rates for access charges and reciprocal compensation — the rates which carriers pay each other for completing calls exchanged between them. Future adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that the Company (and other carriers) may charge for access charges and/or reciprocal compensation may significantly reduce the Company’s inter-carrier compensation revenues and may have a materially adverse impact on the Company’s financial position.

      The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $47.2 million at December 31, 2000, net of allowances of approximately $15.0 million. The allowances are determined based on a state by state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, although the timing of receipts cannot be predicted at this time and will be impacted by future developments.

  (b) Concentration of Credit Risk

      A significant amount of the Company’s revenue is generated from services provided to other telecommunications service providers. Some of these companies have historically incurred significant losses and negative cash flows and have required substantial capital to operate. The availability of such capital has been significantly curtailed and many of these companies are currently experiencing cash flow difficulties. These market conditions could result in the loss of significant future revenue for the Company and exposes the Company to additional risk with regard to collectibility of its current and future trade accounts receivable.

      The Company receives a significant portion of its revenues from a small number of major customers, particularly the long distance telecommunications companies that service the Company’s markets. For the years ended December 31, 1998, 1999 and 2000, approximately 12 percent, 34 percent and 9 percent, respectively, of the Company’s revenues were attributable to services provided to five, six and seven, respectively, of the largest long distance telecommunications companies. The loss of any one of these customers could have a material adverse impact on the Company’s financial condition and results of operations.

      The Company provides services to certain ISPs. Such companies operate in a highly competitive and uncertain environment. Approximately 10 percent, 5 percent and 3 percent, respectively, of the Company’s revenues for the years ended December 31, 1998, 1999 and 2000 were attributed to these companies. At December 31, 1999 and 2000, the Company had trade accounts receivable of $3,900 and $1,700, respectively, from ISPs.

      The Company has one large customer which represents approximately 13 percent and 4 percent of total revenues for the years ended December 31, 1999 and 2000, respectively. Of these revenues, approximately $2,400 and $9,900 was earned by the Network technologies and telecommunications segments, respectively for 2000; and approximately $15,400 and $17,500 was earned by the Network technologies and telecommunications segments, respectively for 1999.

(4) Segment Reporting

      The Company has identified three reportable segments: Telecommunications, Internet and Network Technologies. The Telecommunications segment provides special access, local switched voice, and data transmission over the Company’s own facilities and on a resale basis. The Internet segment until recently offered high-speed data communications and currently offers web-hosting services. The Network Technologies segment offers fiber optic network design, project management and construction services. The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies included in note 2. The Company evaluates performance based on revenue from third

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

parties and gross margin. The Company also evaluates performance based on adjusted EBITDA for the Internet segment and for all segments beginning in 2000. Adjusted EBITDA consists of net loss before net interest, income taxes, depreciation and amortization, noncash stock compensation, fixed asset impairment and for 2000 gain on sale of customers included in non-operating income.

      A summary of the information related to the Company’s operations for 1998, 1999 and 2000 is as follows (revenue is generated solely from external customers):

	1998

			Network
	Telecommunications	Internet	Technologies	Total

Revenue	$111,086	16,257	29,416	156,759

Cost of revenue	90,503	7,571	8,739	106,813

Gross margin	$20,583	8,686	20,677	49,946

Adjusted EBITDA		736

Total assets	$948,588	20,730	13,639	982,957

Increase in long-lived assets	$275,257	4,096	448	279,801

Significant noncash items:

Noncash revenue	$—	—	13,950	13,950

MCI warrant expense	(805)	—	—	(805)

Total noncash items	$(805)	—	13,950	13,145

	1999

			Network
	Telecommunications	Internet	Technologies	Total

Revenue	$150,632	25,072	68,305	244,009

Cost of revenue	110,037	11,133	38,198	159,368

Gross margin	$40,595	13,939	30,107	84,641

Adjusted EBITDA	(107,143)	766	22,218	(84,159)

Total assets	$858,014	16,332	66,896	941,242

Increase in long-lived assets	$260,287	3,973	22,484	286,744

Significant noncash items:

Noncash revenue	$—	—	14,057	14,057

MCI warrant expense	(358)	—	—	(358)

Total noncash items	$(358)	—	14,057	13,699

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

	2000

			Network
	Telecommunications	Internet	Technologies	Total

Revenue	$232,696	28,700	82,794	344,190

Cost of revenue	133,500	13,844	46,236	193,580

Gross margin	$99,196	14,856	36,558	150,610

Adjusted EBITDA	(6,169)	116	6,569	516

Total assets	732,293	15,674	137,673	885,640

Increase in long-lived assets	$39,626	1,394	79,131	120,151

Significant noncash items:

Noncash revenue	$—	—	500	500

MCI warrant expense	$(260)	—	—	(260)

Total noncash items	$(260)	—	500	240

      The Company reports separately, in its consolidated statement of operations, revenue and the associated cost of sales of each reportable segment. Selling, general, and administrative expenses, noncash stock compensation, depreciation and amortization, nonoperating income and expense are not allocated to the three segments. Also, expenses related to corporate overhead are included in Telecommunications.

(5) Networks, Equipment, and Furniture and Assets Held for Sale

      Networks, equipment, and furniture consists of the following:

	December 31,

	1999	2000

Networks and telecommunications equipment	$636,329	$687,138

Furniture and fixtures	19,051	26,316

Operating support systems	109,107	118,981

Leasehold improvements	27,861	36,761

Vehicles	891	1,206

	793,239	870,402

Less: accumulated depreciation and amortization	166,224	264,405

Total, net of accumulated depreciation and amortization	$627,015	$605,997

      For the years ended December 31, 1998, 1999 and 2000, the Company capitalized interest of approximately $3,246, $7,873 and $1,855, respectively.

      During the fourth quarter of 2000, the Company determined, based on changes to its operating plans, that certain network assets would not be placed in service. Accordingly, the Company recorded an impairment charge of approximately $16.9 million to reduce these assets, which are held for sale, to their estimated realizable value at December 31, 2000.

(6) Preferred Stock

      On March 3, 2000, e.spire completed a private offering of 81,777 shares of Series A Convertible Preferred Stock and 175,000 warrants with Greenwich Street Capital Partners II, L.P., The Huff Alternative Income Fund, L.P. and Honeywell International Inc. Master Retirement Trust, and received $100.7 million in net proceeds therefrom. Each share of Series A Convertible Preferred Stock is initially convertible into 126.4 shares of Common Stock (an effective conversion price of $7.91 per share), and each warrant is initially

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

exercisable for 44.1 shares of Common Stock (at an initial exercise price of $9.89 per share). The warrants will automatically expire on the tenth anniversary after the date that they are issued. Dividends on the Series A Preferred Stock accrue from the date of issuance, are cumulative and are payable quarterly in arrears, at a per annum rate of 7% of $1,000 (the “stated value”), plus the accrued but unpaid dividends thereon, subject to an adjustment in the dividend rate to 15% upon the occurrence of certain events and to 20% upon a change of control. Dividends on the convertible preferred stock are cumulative and shall accrue whether or not e.spire has earnings or profits, whether or not there are funds legally available for the payment of such dividends and whether or not dividends are declared by e.spire. Dividends on the convertible preferred stock are payable only when and if declared by e.spire; provided that all accrued but unpaid dividends on any share of convertible preferred stock must be paid by e.spire upon the conversion of such share of convertible preferred stock. The Series A Convertible Preferred Stock is junior to the 14.75% Redeemable Preferred Stock and ranks pari passu to the 12.75% Redeemable Preferred Stock. All dividends will be paid by e.spire in shares of its Common Stock equal to accrued dividends divided by a rate equal to the effective conversion price described above or, if no shareholder approval has been obtained, the closing price of the common stock on March 6, 2000 ($13.44). In connection with the issuance of the Series A Convertible Preferred Stock, e.spire has agreed to certain restrictive covenants, which are substantially similar to the covenants that were entered into in connection with the issuance of e.spire’s 12.75% Redeemable Preferred Stock. The Certificate of Designation provides that these covenants shall be deemed waived automatically if waived or amended by the holders of the 12.75% Preferred Stock.

      On September 19, 2000, the Company entered into agreements with the Huff Alternative Income Fund, L.P. (“Huff”), Greenwich Street Capital Partners II, L.P., and Honeywell International Inc. Master Retirement Fund to sell up to $124.3 million of convertible preferred stock, common stock or warrants which were convertible or exercisable into common stock once the Company obtained shareholder approval authorizing such issuance. Of this amount, the Company issued $50 million of securities in the form of exchangeable preferred stock on September 19, 2000 and received net proceeds of $50 million. In connection with such issuance, the Company was to issue an aggregate of 893,523 transaction fee warrants to the purchasers of the exchangeable preferred stock. These warrants were not issued as of December 31, 2000. The exchangeable preferred stock is exchangeable at the Company’s option into convertible preferred stock, common stock or warrants, the exchange of which may be subject to shareholder approval. At the time of exchange, Huff may designate which type of security will be issued. Each warrant will be initially exercisable for one share of Common Stock (at an initial exercise price of $.01). The warrants will automatically expire on the tenth anniversary after the date they are issued. The Company is obligated to issue an additional 1,327,775 transaction fee warrants that are exercisable into common stock to the purchasers simultaneously with the closing of each future sale of the securities under those purchase agreements. The stockholders’ obligation to provide such financing was subject to certain conditions, which included, but were not limited to, receiving shareholder approval, the absence of any material adverse change or certain debt covenant violations under the Senior Secured Credit Facilities (“Credit Facilities”).

      Prior to filing for bankruptcy on March 22, 2001, e.spire sent purchase notices to each of Huff, Greenwich and Honeywell requesting payment of the remaining committed $49.3 million for junior purchaser securities. e.spire received from the three investors notice of rejection of e.spire’s purchase notice as well as notice of termination of the purchase agreements.

      The Series A Convertible Preferred Stock and the Exchangeable Preferred Stock were issued at conversion prices that were less than market price of the Company’s Common Stock at the time of the funding commitment. Thus the Company recognized a beneficial conversion charge of approximately $24.6 million related to the Series A Convertible Preferred Stock issued on March 3, 2000. Also, the Company incurred a beneficial conversion charge of approximately $9.4 million in 2000 related to the exchangeable preferred stock issued on September 19, 2000, after final shareholder approval was received in the fourth quarter.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

(7) Common Stock Offerings

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

(8) Redeemable Preferred Stock

      On July 10, 1997, the Company consummated the sale of 75,000 units consisting of its 14  3/4 percent Redeemable Preferred Stock due 2008 (the “Redeemable Preferred Stock due 2008”) and warrants to purchase approximately 6,023,800 shares of its Common Stock, yielding net proceeds to the Company of approximately $70,200, net of underwriters fees and other related expenses. The value attributed to the warrants was approximately $21,600. The Company will be required to redeem all outstanding shares of Redeemable Preferred Stock due 2008 at a price equal to $1,000 per share plus any accrued and unpaid dividends.

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

      On October 6, 1997, the Company consummated the sale of 150,000 shares of its 12  3/4 percent Junior Redeemable Preferred Stock due 2009 (the “Junior Redeemable Preferred Stock due 2009”) for proceeds of approximately $146,000, net of underwriters fees and other related expenses. The Company will be required to redeem all outstanding shares of the Junior Redeemable Preferred Stock due 2009 on October 15, 2009 at $1,000 per share plus any accrued and unpaid dividends.

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

      Dividends on the Redeemable Preferred Stock due 2008 and Junior Redeemable Preferred Stock due 2009 (collectively “the Redeemable Preferred Stock”) may be paid, at the Company’s option, either in cash or by the issuance of additional shares of the Redeemable Preferred Stock; provided, however, that after June 30, 2002, to the extent and so long as the Company is not precluded from paying cash dividends on the Redeemable Preferred Stock by the terms of any then outstanding indebtedness, the Company is required to pay dividends on the Redeemable Preferred Stock in cash.

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

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

      A summary of the changes in the Redeemable Preferred Stock is as follows:

		Junior
	Redeemable	Redeemable
	Preferred	Preferred
	Stock	Stock
	Due 2008	Due 2009

Balance at December 31, 1998	70,136	170,908

Accrued dividends	—	5,120

Payment of dividends in shares of Redeemable Preferred Stock and accretion to redemption value	16,915	18,517

Balance at December 31, 1999	87,051	194,545

Accrued dividends	—	5,803

Payment of dividends in shares of Redeemable Preferred Stock and accretion to redemption value	19,128	20,945

Balance at December 31, 2000	106,179	221,293

(9) Debt

      Long-term debt consists of the following:

	December 31,

	1999	2000

2005 Senior Discount notes, interest at 13%, maturing November 1, 2005	165,632	185,367

2006 Senior Discount notes, interest at 12 3/4%, maturing April 1, 2006	102,791	116,337

2007 Senior Notes, interest at 13 3/4%, maturing July 15, 2007	220,000	220,000

2008 Senior Notes, interest at 10.625%, maturing July 1, 2008	260,983	289,449

Senior secured credit facility	164,000	136,740

Total long-term debt	913,406	947,893

Less current portion	164,000	136,740

	$749,406	811,153

      Principal payments for each of the years from 2001 to 2005 and thereafter, are due as follows:

Year Ending December 31,

2001	$136,740

2002	—

2003	—

2004	—

2005	185,367

Thereafter	625,786

$947,893

  (a) Senior Notes

      On November 14, 1995, the Company completed an offering of 190,000 Units (the “Units”) consisting of $190,000 principal amount of 13 percent Senior Discount Notes due 2005 (the “2005 Notes”) and warrants to purchase 2,432,000 shares of the Company’s common stock at a price of $7.15 per share (the “Warrants”). The 2005 Notes accreted at a rate of 13 percent compounded semi-annually to an aggregate principal amount of $190,000 by November 1, 2000. Interest on the 2005 Notes began accruing at the annual rate of 13 percent and are payable in cash semi-annually. The 2005 Notes will mature November 1, 2005. The Company received net proceeds of approximately $96,100 from the sale of the Units. The value ascribed to the Warrants was $8,684.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

      On March 21, 1996, the Company completed an offering of $120,000 of 12  3/4 percent Senior Discount Notes due 2006 (the “2006 Notes”) resulting in net proceeds of approximately $61,800. The 2006 Notes will accrete at a rate of 12 3/4 percent compounded semi-annually to an aggregate principal amount of $120,000 by April 1, 2001. Thereafter, interest on the 2006 Notes will accrue at the annual rate of 12  3/4 percent and will be payable in cash semi-annually. The 2006 Notes will mature on April 1, 2006.

      On July 23, 1997, the Company completed the sale of $220,000 aggregate principal amount of 13 3/4 percent Senior Notes due 2007 (the “2007 Notes”). Of the total net proceeds of approximately $204,300, the Company placed approximately $70,000, representing funds, together with interest thereon, sufficient to pay the first five semi-annual interest payments on the 2007 Notes, into an escrow account for the benefit of the holders. The 2007 Notes accrue interest at a rate of 13 3/4 percent, payable in cash semi-annually, on January 15 and July 15, commencing January 15, 1998. The 2007 Notes will mature on July 15, 2007.

      On February 26, 1998, the Company paid approximately $10.3 million to effect amendments (the “Amendments”) to the indentures under which the three classes of its outstanding debt securities were issued. The Amendments revised certain covenants in the indentures which significantly limited the ability of the Company and its subsidiaries to incur additional indebtedness or make certain investments or acquisitions. The limitations on indebtedness contained in the indentures were amended to provide an alternative test permitting the incurrence of additional indebtedness based on a debt to capital ratio test, and increased the amount of unrestricted indebtedness that the Company can incur. The Amendments also permit the incurrence of indebtedness solely for the construction, acquisition, and improvement of telecommunications assets, subject to certain limitations.

      On July 24, 1998, the Company completed the sale of $375,000 aggregate principal amount of 10.625 percent Senior Discount Notes due 2008 (the “2008 Notes”) resulting in net proceeds of approximately $225,000. The 2008 Notes will accrete at a rate of 10.625 percent compounded semi-annually to an aggregate principal amount of $375,000 by July 1, 2003. No cash interest will be paid on the 2008 Notes prior to July 1, 2003. Thereafter, the 2008 Notes will accrue cash interest at the annual rate of 10.625 percent payable semi-annually. The 2008 Notes will mature on July 1, 2008.

      The 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes (collectively the “Notes”) are general, unsubordinated and unsecured senior obligations of the Company. The Company’s subsidiaries have no obligation to pay amounts due on the Notes and do not guarantee the notes. Therefore, the Notes are effectively subordinated to all liabilities of the Company’s subsidiaries, including trade payables. Any rights of the Company and its creditors, including the holders of the Notes, to participate in the assets of any of the Company’s subsidiaries upon any liquidation or reorganization of any such subsidiaries will be subject to the prior claims of that subsidiary’s creditors. In February 2001, the Company did not make a required interest payment on its Senior Notes due 2007, resulting in a default under the terms of the notes.

      The Notes are subject to certain covenants which, among other things restrict the ability of the Company and certain of its subsidiaries to incur additional indebtedness, pay dividends, or make distributions.

  (b) Senior Secured Credit Facilities

      On August 12, 1999, the Company entered into the Senior Secured Credit Facilities (the “Credit Facilities”), consisting of a $35 million revolver and a $55 million multiple draw term loan, each with a 6.5 year maturity, as well as a $110 million term loan with a 7 year maturity. As of December 31, 1999 and 2000, the Company had outstanding $164.0 million and $136.7 million, respectively under the Credit Facilities. Of the Credit Facilities, a total of $164 million was immediately available to the Company, of which the Company drew $110 million. On December 15, 1999, the Company drew an additional $54 million under the Credit Facilities. The Credit Facilities bear interest at the Eurodollar rate plus 4 percent for the revolver and multiple draw term loan and 4.5 percent for the $110 million term loan. At December 31, 2000, the interest rate on the revolver and multiple draw term loan was 10.1875 percent and the rate on the $110 million term loan was 11 percent. On September 20, 2000, the Credit Facility was amended as discussed below.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

      In addition, the Credit Facilities contain financial covenants with which the Company must comply, including Adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), debt to capital ratio, and capital expenditures. The Company was not in compliance with certain of the financial covenants as of December 31, 1999, that resulted in a default under the Credit Facilities which would allow the lenders to accelerate the maturity of the borrowings under the Credit Facilities. Any such acceleration would also result in the acceleration of other obligations of the Company, including the 2005 Notes, 2006 Notes, 2007 Notes and 2008 Notes. In the event of an acceleration of its outstanding debt obligations, the Company would not have sufficient liquidity to meet its obligations. On April 13, 2000, the Company obtained a waiver of the event of non-compliance as of December 31, 1999. The Company has classified its obligation under the Credit Facilities as a current liability as of December 31, 1999, as a result of the debt covenant violation.

      On September 19, 2000, the Company finalized the First Amended and Restated Senior Secured Credit Facilities with its syndicated bank group. The Company and the lenders amended and restated its Credit Facilities to, among other things, replace certain financial covenants and to amend those in place in a manner that management believed at the time would have allowed for future compliance by the Company. As part of the agreement with the lenders, the Company paid $15 million of the facility’s principal on July 14, 2000 and paid an additional $10 million of the facility’s principal on September 19, 2000, at the final closing of the amendment. Additionally, all commitments to make loans under the facility were canceled. As of December 31, 2000, the Company was in compliance with the amended covenants to the First Amended and Restated Senior Secured Credit Facility. The Company has classified its obligation under the Credit Facilities as a current liability as of December 31, 2000 due to lack of compliance subsequent to December 31, 2000. The Senior Notes cannot be accelerated unless payment of amounts due under the Credit Facilities is accelerated and therefore, remain classified as long-term obligations at December 31, 2000.

(10) Stock Compensation and Stock Purchase Warrants

  (a) Stock Compensation

      The Company has a stock option plan which provides for the granting of options to officers, employees, directors, and consultants of the Company to purchase shares of its common stock within prescribed periods.

      In 1997, the Company’s Board of Directors adopted an Annual Performance Plan, through which it awarded its 1999 and planned to award its 2000 performance bonuses to management and employees through the issuance of shares of the Company’s common stock. The Company has recorded approximately $6,400 and $12,003, in noncash compensation cost at December 31, 1999 and 2000, respectively, for this purpose. Included in the Company’s 2000 results are accruals related to employee performance bonuses of approximately $12.0 million that were to be paid in 2001. Due to the bankruptcy filing, the Company believes that he performance bonus will not be paid as anticipated.

      The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, compensation cost has been recognized for its stock option plans based on the intrinsic value of the option at the date of grant. The compensation cost that has been charged against income for stock option plans was approximately $2,200, $1,900 and $202 for the years ended December 31, 1998, 1999 and 2000, respectively. Had compensation cost for the Company’s plan and the employee stock purchase plan (described below) been determined based on the fair value at the grant dates, consistent with FASB Statement No. 123,

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

for all options granted after June 30, 1995, and the intrinsic value for all options granted prior to July 1, 1995, the Company’s net loss and net loss per share would have been increased to the pro forma amounts indicated below:

	Years Ended December 31,

	1998	1999	2000

Net loss:

As reported	(163,079)	(277,748)	(293,586)

Pro forma	(175,657)	(288,040)	(299,851)

Net loss per common share:

As reported	(4.45)	(6.38)	(7.05)

Pro forma	(4.73)	(6.59)	(7.16)

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

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in the years ended December 31, 1998, 1999 and 2000, respectively: dividend yield of 0 percent for all periods, expected volatility of 75 percent, 85 percent and 102 percent, risk-free interest rates of 5.14 percent, 6.36 percent and 5.06 percent and expected lives of 3.18, 3.46 and 3.11 years.

      A summary of the status of the Company’s stock options as of December 31, 1998, 1999 and 2000 and changes during the periods ending on those dates is presented below:

	December 31, 1998		December 31, 1999		December 31, 2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(’000s)	Price	(’000s)	Price	(’000s)	Price

Outstanding at beginning of year	7,827	$4.69	8,644	$6.60	9,699	$7.37

Granted	2,873	$10.46	3,876	$8.97	8,933	$4.15

Exercised	(1,411)	$3.23	(964)	$2.30	(962)	$2.78

Forfeited	(645)	$9.02	(1,857)	$9.66	(4,208)	$7.04

Outstanding at end of year	8,644	$6.60	9,699	$7.37	13,463	$5.66

Options exercisable at year-end	5,279		5,732		4,707

Weighted-average fair value of options granted during the year	$6.60		$6.06		$3.22

      The following table summarizes information about fixed stock options at December 31, 2000:

	Options Outstanding
				Options Exercisable
		Weighted-
	Number	Average	Weighted-	Number	Weighted-
	Outstanding	Remaining	Average	Outstanding	Average
Range of	at 12/31/00	Contractual	Exercise	at 12/31/00	Exercise
Exercise Prices	(’000s)	Life	Price	(’000s)	Price

$0.50 to $3.40	2,220	3.45 years	$1.98	1,390	$2.01

$3.50 to $3.813	4,897	6.89 years	$3.81	55	$3.53

$3.938 to $9.125	3,498	5.60 years	$6.64	1,113	$7.84

$9.24 to $21.50	2,848	3.97 years	$10.50	2,149	$10.51

$0.50 to $21.50	13,463	5.37 years	$5.66	4,707	$7.28

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

  (b) Stock Purchase Warrants

      During fiscal years ended June 30, 1995 and 1996, in connection with the Series A-1 and Series B Preferred Stock private placements and related bridge note conversions, warrants for 4,367,078 shares of common stock were issued at prices ranging from $.01 to $3.10. In fiscal 1996, as part of the issuance of the 2005 Notes, detachable warrants to purchase 2,432,000 shares of the Company’s common stock at a price of $7.15 per share were issued. During 1997, as part of the issuance of the Redeemable Preferred Stock due 2008, the Company issued warrants to purchase 6,023,850 shares of common stock at $7.15 per share.

      On March 6, 1997, the Company entered into a preferred provider agreement with MCIMetro Access Transmission Services, Inc. In connection with the agreement, the Company issued warrants to purchase 620,000 shares of the Company’s common stock at $9.87 per share. 360,000 of these warrants vested during 1997. The value attributed to the vested warrants was approximately $1,300, which is being recognized as network cost over the five year term of the agreement. The Company also agreed to issue warrants to purchase up to an aggregate of approximately 1.7 million additional shares of the Company’s common stock at fair market value on the date of grant in tranches every six months, contingent upon certain increases in revenue to the Company generated under the agreement. At December 31, 2000, the Company had issued 91,031 of such warrants with exercise prices ranging from $9.87 to $16.88 per share. The value attributed to these warrants was approximately $917. During 1998, 1999 and 2000, respectively, the Company recognized approximately $805, $358 and $260 in network expense related to these warrants.

      On March 3, 2000, the Company completed a private placement of Convertible Preferred Stock with warrants. In connection with this placement, warrants to purchase 3,579,906 shares of common stock at a price of $9.89 per share were also issued.

      On September 19, 2000, the Company issued 14,903,446 shares of Exchangeable Preferred Stock for $3.35 per share. In connection with this issuance, 893,523 transaction fee warrants will be issued. Each warrant is exercisable into one share of Common Stock at an exercise price of $0.01 per share.

      At December 31, 2000, unexercised warrants outstanding are as follows:

	Number	Price
	(’000s)	per Share

Series A and Series B Preferred Stock placements	263	$1.79 - $ 3.10

2005 Senior Discount Notes offering	2,125	$6.47

Redeemable Preferred Stock due 2008 offering	5,646	$7.15

Convertible Preferred Stock	10,880	$7.91

Convertible Preferred Stock — Warrants	3,580	$9.89

Exchangeable Preferred Stock	14,903	$3.35

Exchangeable Preferred Stock — Warrants	894	$0.01

Other	306	$9.87 - $16.88

Total	38,597

      The gross proceeds that would be received by the Company on the exercise of all outstanding options and warrants is approximately $229,430.

  (c) Employee Stock Purchase Plan

      The Company adopted the Employee Stock Purchase Plan (the “ESPP”) on November 15, 1996. Under the ESPP, an aggregate of 500,000 shares of common stock may be purchased from the Company by the employees through payroll withholding pursuant to a series of offerings. All full-time employees who have met certain service requirements (as defined in the ESPP), except for employees who own common stock of the Company or options on such stock which represent more than 5 percent of common stock of the Company, are eligible to participate. The purchase price of the common stock is 85 percent of the fair market value on the

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

date the common stock is purchased. Purchases of common stock are made on a monthly basis. During the years ended December 31, 1998, 1999 and 2000, the Company sold 108,601, 258,278 and 463,795 shares, respectively, of common stock to the ESPP for a total of $1,150, $1,759 and $1,480 respectively.

      The fair value of the employees’ purchase rights of ESPP shares is estimated using the Black-Scholes option pricing model with the following weighted-average assumptions used for purchases in the years ended December 31, 1998, 1999 and 2000, respectively: dividend yield of 0 percent for all years, expected volatility of 75 percent, 85 percent and 102 percent, risk free interest rate of 5.14 percent, 6.36 percent and 5.06 percent and expected life of one month for all years.

      The weighted-average fair value of the purchase rights granted in 1998, 1999 and 2000 was $2.23, $1.50 and $1.33 per share.

(11) Basic and Diluted Earnings Per Share

      The following tables present the computation of basic and diluted earnings per share:

	For the Year Ended December 31, 1998

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net loss	$(163,079)

Less: Preferred Stock dividends/accretion	(36,080)

Basic and diluted earnings per share:

Net loss to common stockholders	$(199,159)	44,751,690	$(4.45)

      Options and warrants to purchase 8,643,545 and 9,521,130 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the year ended December 31, 1998 as their inclusion would be anti-dilutive.

	For the Year Ended December 31, 1999

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net loss	$(277,748)

Less: preferred stock dividends/accretion	(40,646)

Basic and diluted earnings per share:

Net loss to common stockholders	$(318,394)	49,891,910	$(6.38)

      Options and warrants to purchase 9,698,971 and 8,704,452 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the year December 31, 1999 as their inclusion would be anti-dilutive.

	For the Year Ended December 31, 2000

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Net loss	$(293,586)

Less: preferred stock dividends/accretion	(81,119)

Basic and diluted earnings per share:

Net loss to common stockholders	$(374,705)	53,184,088	$(7.05)

      Options and warrants to purchase 13,462,610 and 38,596,744 shares of common stock, respectively, were not included in the computation of diluted earnings per share for the year December 31, 2000 as their inclusion would be anti-dilutive.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

(12) Retirement Plan

      On February 1, 1996, the Company began sponsoring the e.spire Communications, Inc. 401(k) Plan (the “Plan”), a defined contribution plan. All individuals employed on February 1, 1996 were eligible to participate. Participation to all other employees is available after three months of full-time equivalent service. The Company contributions under the Plan are discretionary and may be as much as 6 percent of an employee’s gross compensation subject to certain limits. Total expense under the Plan amounted to approximately $320, $275 and $635 for the years ended December 31, 1998, 1999 and 2000, respectively.

(13) Commitments and Contingencies

  Legal Proceedings

      The Company is a party to certain litigation and regulatory proceedings arising in the ordinary course of business. In the opinion of management, based upon the advice of counsel, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position or results of operations.

(14) Leases

      The Company restructured several operating leases into capital leases during 1998 and entered into new leases in 1999, for the leasing of telecommunications equipment. The capital leases provide for the lessee to pay taxes, maintenance, insurance and certain other operating costs of the leased equipment. These new leases also contain renewal provisions.

      The equipment under capital leases is included in networks and telecommunications equipment as follows:

December 31,
2000

Networks and telecommunications equipment	$64,026

Less: accumulated amortization	13,479

Net	$50,547

      The Company is obligated under various noncancelable operating leases for office and node space, telecommunications equipment, and office furniture.

      The minimum future lease obligations under these noncancelable operating and capital leases as of December 31, 2000 are approximately as follows:

	Operating	Capital
Year Ending December 31,	Leases	Leases

2001	18,206	16,966

2002	18,609	14,328

2003	18,861	10,466

2004	18,121	8,084

2005	17,714	4,276

Thereafter	52,761	—

Total minimum lease payments	144,272	54,120

Less: amounts representing interest and executory costs		8,035

Present value of minimum lease payments		46,085

Less: current portion		13,627

Long-term obligations under capital leases		$32,458

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

      Rent expense for the years ended December 31, 1998, 1999 and 2000 was approximately $10,900, $15,800 and $17,700 respectively.

(15) Indefeasible Rights of Use

      The Company has entered into various agreements to provide indefeasible rights of use (“IRUs”) of multiple fibers along certain sections of the Company’s networks. Network technologies revenue related to five major customers was approximately $23,450, $48,685 and $71,748 for the years ended December 31, 1998, 1999 and 2000, respectively. Progress billings are made primarily based on customers’ acceptance of certain performance milestones.

      The Company expects to bill and collect all costs and estimated earnings in excess of billings as of December 31, 2000, in 2001. In 1999 and 1998, the Company recognized approximately $14,100 and $14,000, respectively, in revenue from non-monetary proceeds from IRU transactions. Non-monetary proceeds consist of transfers of dissimilar assets or exchanges of similar assets with significant cash payments.

      Although these construction agreements provide for certain penalties if the Company does not complete construction within the time frames specified in each respective agreement, management does not anticipate that the Company will incur any substantial penalties under these provisions.

(16) Income Taxes

      Temporary differences and carryforwards that give rise to deferred tax assets and liabilities are as follows:

	December 31,

	1999	2000

Deferred tax assets:

Capitalized start-up and other costs	$8,899	$6,232

Stock options — noncash compensation	7,812	7893

Net operating loss carryforwards	225,288	324,370

Bond discounts	57,078	81,298

Other accrued liabilities	14,482	25,673

Total gross deferred assets	313,559	445,466

Less: valuation allowance	265,707	413,309

Net deferred tax assets	47,852	32,157

Deferred tax liabilities — fixed assets depreciation and amortization	47,852	32,157

Net deferred tax assets (liabilities)	$—	$—

      The net change in the total valuation allowance for the years ended December 31, 1999 and 2000 was an increase of $113,625 and $147,602, respectively. The valuation allowances at December 31, 1999 and 2000 are a result of the uncertainty regarding the ultimate realization of the tax benefits related to the deferred tax assets. The utilization of the tax benefits associated with net operating losses of approximately $810,925 at December 31, 2000 is dependent upon the Company’s ability to generate future taxable income. The net operating loss carryforward period expires commencing in 2008 through the year 2020. Further, as a result of certain financing and capital transactions, an annual limitation on the future utilization of a portion of the net operating loss carryforward has occurred.

      No income tax provision has been provided for the years ended December 31, 1998, 1999 and 2000 as the aforementioned deferred tax assets have provided no tax benefit.

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

(17) Fair Value of Financial Instruments

      The following notes summarize the major methods and assumptions used in estimating the fair value of financial instruments:

  (a) Cash and Cash Equivalents

      The carrying amount approximates fair value due to the relatively short period to maturity of these instruments.

      The Company’s short- and long-term debt securities are carried at fair market value as determined by quoted market prices.

  (b) Letters of Credit

      The fair value of the letters of credit is based on fees currently charged for similar agreements.

  (c) Long-Term Debt and Redeemable Preferred Stock

      The fair value of the Company’s long-term debt and redeemable preferred stock are estimated based on the quoted market prices for the same or similar issues if available or based on the present value of expected cash flows at rates currently available to the Company for borrowings with similar terms.

      The carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2000 were:

	Carrying	Estimated
	Value	Fair Value

Cash and cash equivalents (including restricted cash)	$10,046	$10,045

Letters of credit	—	20

Redeemable preferred stock	327,472	34,927

Long-term debt, including obligations under capital leases	993,978	542,475

      As a result of the Company’s March 22, 2001 filing for bankruptcy protection under Chapter 11, the fair value of the Company’s financial instruments has significantly decreased from the amounts shown above.

(18) Quarterly Financial Data (Unaudited)

	Mar. 31	Jun. 30	Sept. 30	Dec. 31

	(in thousands, except per share data)

2000:

Revenues	$65,777	$92,686	$91,791	$93,936

Cost of sales	43,202	55,486	49,689	45,203

Gross Margin	22,575	37,200	42,102	48,733

Operating expenses	76,301	76,967	75,255	82,546

Non-operating income (expense)	(28,351)	(29,020)	(31,418)	(44,338)

Net loss	(82,077)	(68,787)	(64,571)	(78,151)

Preferred stock dividends/accretion	36,010	12,842	13,128	19,139

Net loss to common stockholders	(118,087)	(81,629)	(77,699)	(97,290)

Net loss per common share (Basic & Diluted)	(2.29)	(1.56)	(1.44)	(1.77)

e.spire COMMUNICATIONS, INC.

Notes to Consolidated Financial Statements — (Continued)

	Mar. 31	Jun. 30	Sept. 30	Dec. 31

	(in thousands, except per share data)

1999:

Revenues	$58,073	$63,320	$65,116	$57,500

Cost of sales	37,237	39,262	41,340	41,529

Gross Margin	20,836	24,058	23,776	15,971

Operating expenses	59,446	63,476	73,240	80,434

Non-operating income (expense)	(18,578)	(19,959)	(22,519)	(24,737)

Net loss	(57,188)	(59,377)	(71,983)	(89,200)

Preferred stock dividends/accretion	9,697	10,000	10,305	10,644

Net loss to common stockholders	(66,885)	(69,377)	(82,288)	(99,844)

Net loss per common share (Basic & Diluted)	(1.37)	(1.40)	(1.64)	(1.96)

1998:

Revenues	$27,469	$35,752	$45,460	$48,078

Cost of sales	19,253	24,344	29,197	34,019

Gross Margin	8,216	11,408	16,263	14,059

Operating expenses	29,690	33,219	41,798	56,837

Non-operating income (expense)	(10,621)	(10,634)	(13,241)	(16,985)

Net loss	(32,095)	(32,445)	(38,776)	(59,763)

Preferred stock dividends/accretion	8,493	8,607	9,022	9,958

Net loss to common stockholders	(40,588)	(41,052)	(47,798)	(69,721)

Net loss per common share (Basic & Diluted)	(1.08)	(0.91)	(1.00)	(1.44)