Form 10-Q
period 2001-03-31
E SPIRE COMMUNICATIONS INC
filed 2001-08-16
CIK 932140

===============================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              FOR THE TRANSITION PERIOD FROM __________ TO __________


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     The number of shares at e.spire Common Stock, Par Value $0.01 outstanding on August 1, 2001 was 57,586,836.

===============================================================================
                          e.spire COMMUNICATIONS, INC.

                                   FORM 10-Q

                                      INDEX

                                  PART I. FINANCIAL INFORMATION
Item 1.                 Financial Statements
                        Condensed Consolidated Balance Sheets - March 31,
                        2001 (unaudited) and December 31, 2000                3
                        Unaudited Condensed Consolidated Statements of
                        Operations -- Three Months Ended March 31, 2001
                        and 2000                                              4
                        Unaudited Condensed Consolidated Statements of
                        Cash Flows -- Three Months Ended March 31, 2001
                        and 2000                                              5
                        Notes to Unaudited Condensed Consolidated Interim
                        Financial Statements                                  6
                        Management's Discussion and Analysis of Financial
Item 2.                 Condition and Results of Operations                   12
                        Quantitative and Qualitative Disclosures about
Item 3.                 Market Risk                                           18

                                    PART II. OTHER INFORMATION

Item 1.                 Legal Proceedings                                     18
Item 2.                 Changes in Securities                                 19
Item 6.                 Exhibits and reports on Form 8-K                      19
Signatures                                                                    19
Index of Exhibits                                                             19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

             CONDENSED CONSOLIDATED BALANCE SHEETS
       ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2001               2000
                                                                                  ---------           --------
                                                                                  (UNAUDITED)
                                       ASSETS
Current Assets:
    Cash and cash equivalents                                                     $   15,247          $    7,352
    Trade accounts receivable, net of allowance for doubtful accounts of $27,763 and $33,642 at March 31, 2001 and December 31,
        2000, respectively                                                            55,853              93,312
    Unbilled revenue                                                                  33,632              23,839
    Other current assets                                                               5,567              11,146
                                                                                  ----------          ----------
       Total current assets                                                          110,299             135,649
                                                                                  ----------          ----------

Inventory                                                                            108,522              86,696
Networks, equipment and furniture, gross                                             846,459             870,402
    Less: accumulated depreciation and amortization                                 (267,797)           (264,405)
                                                                                  ----------          ----------
                                                                                     578,662             605,997
Deferred financing fees, net of accumulated amortization of $2,190 and $19,398 at March 31, 2001 and December 31, 2000,
    respectively                                                                       5,303              38,512
Assets held for sale                                                                  11,751              11,751
Restricted cash and investments                                                        3,692               2,694
Other assets                                                                           4,562               4,341
                                                                                  ----------          ----------
       Total assets                                                               $  822,791          $  885,640
                                                                                  ==========          ==========

            LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise - current:
    Notes payable - current portion                                               $  134,647          $  136,740
    Obligations under capital leases - current portion                                     -              13,627
    Accounts payable                                                                   1,447              66,380
    Accrued interest                                                                       -              18,065
    Accrued employee costs                                                            10,357               6,978
    Deferred revenue                                                                   7,962               6,785
    Other accrued liabilities                                                         21,881              21,212
                                                                                  ----------          ----------
       Total current liabilities                                                     176,294             269,787
                                                                                  ----------          ----------

Liabilities subject to compromise                                                    994,494                   -

Liabilities not subject to compromise - long term:
    Notes payable, less current portion                                                    -             811,153
    Obligations under capital leases, less current portion                                 -              32,458
    Deferred revenue                                                                  14,708              12,159
    Other long-term liabilities                                                        4,903               4,485
                                                                                  ----------          ----------
       Total liabilities                                                           1,190,399           1,130,042
                                                                                  ----------          ----------

Redeemable stock:

    14 3/4% Redeemable Preferred Stock due 2008                                      111,374             106,179
    12 3/4% Junior Redeemable Preferred Stock due 2009                               228,514             221,293
                                                                                  ----------          ----------
       Total redeemable stock                                                        339,888             327,472

Stockholders' deficit:
    Series A Convertible Preferred Stock, $1 par value, 250,000
     shares authorized, 81,177 shares issued and outstanding                              81                  81
    Exchangeable Preferred Stock, $1 par value, 50,000 shares
      authorized, 50,000 shares issued and outstanding                                    50                  50
    Common Stock, $0.01 par value, 250,000,000 shares authorized,
       57,586,836 and 56,190,847 shares, respectively, issued and
       outstanding                                                                       576                 562
    Additional paid-in capital                                                       335,334             359,302
    Accumulated deficit                                                           (1,043,537)           (931,869)
                                                                                  -----------         ----------
Total stockholders' deficit                                                         (707,496)           (571,874)
                                                                                  ----------          ----------

Total liabilities, redeemable stock and stockholders' deficit                     $  822,791          $  885,640
                                                                                  ==========          ==========

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     FOR THE THREE MONTHS ENDED MARCH 31,
                                                                                     ------------------------------------
                                                                                           2001                  2000
                                                                                     ----------------      --------------
Revenues:
   Telecommunications services                                                        $     57,247          $    54,245
   Network technologies services                                                            20,362                4,246
   Internet Services                                                                         7,254                7,286
                                                                                      ------------          -----------
Total revenues                                                                              84,863               65,777

Cost of sales:
   Telecommunications services, excluding noncash stock
     compensation of ($2,836) and $0, respectively                                          29,739               36,089
   Network technologies services, excluding
     noncash stock compensation of ($845) and $136, respectively                            11,015                3,517
   Internet services, excluding noncash stock compensation of $0 and $0,
     respectively                                                                            3,577                3,596
                                                                                      ------------          -----------
Total cost of sales                                                                         44,331               43,202

Gross profit:
   Telecommunications services                                                              27,508               18,156
   Network technologies services                                                             9,347                  729
   Internet services                                                                         3,677                3,690
                                                                                      ------------          -----------
Total gross profit                                                                          40,532               22,575

Operating expenses
   Selling, general and administrative, excluding noncash stock compensation of
     ($7,910) and $1,447, respectively                                                      55,070               46,545
   Noncash stock compensation expense (benefit)                                            (11,592)               1,583
   Impairment of fixed assets                                                               12,062               -
   Depreciation and amortization                                                            28,381               28,173
                                                                                      ------------          -----------
Total operating expenses                                                                    83,921               76,301

Loss from operations                                                                       (43,389)             (53,726)
Nonoperating income/expenses
   Interest and other income                                                                  (147)              (1,395)
   Interest and other expense, excluding unrecorded contractual
     interest expense of $2,406 and $0, respectively                                        28,538               29,746
                                                                                      ------------          -----------

Loss before reorganization charges                                                         (71,780)
Restructuring and reorganization charges                                                    39,888                    -
Net loss                                                                                  (111,668)             (82,077)
Preferred stock dividends, accretion and beneficial
  conversion                                                                                12,910               36,010
                                                                                      ------------          -----------

Net loss applicable to common stockholders                                            $   (124,578)         $  (118,087)
                                                                                      ============          ===========

Basic and diluted net loss per common share                                           $      (2.17)         $     (2.29)
                                                                                      ============          ===========
Weighted average number of common
  shares outstanding                                                                    57,515,499           51,471,837
                                                                                      ============          ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ IN THOUSANDS) (UNAUDITED)

                                                                               FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             ----------------------------------------
                                                                                     2001                2000
                                                                             -------------------  -------------------
Cash flows from operating activities

Net Loss                                                                             $(111,668)          $ (82,077)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                        28,381              28,173
   Loss on impairment of fixed assets                                                   12,062                  -
   Interest deferral and accretion                                                      10,502              15,769
   Amortization of deferred financing fees                                               1,420               1,542
   Write-off of deferred financing fees                                                 31,788
   Adjustment of senior notes to redemption value                                        4,415                  -
   Non-cash stock compensation                                                         (11,592)              1,583
   Changes in operating assets and liabilities:
      Trade accounts receivable                                                         27,666               4,893
      Other current assets                                                               5,579                (438)
      Other assets                                                                        (221)             (2,160)
      Accounts payable                                                                  29,995                 259
      Other liabilities                                                                 20,625              (1,436)
                                                                                     ---------           ---------
Net cash provided by (used in) operating activities                                     48,952             (33,892)

Cash flows from investing activities
   Release of restricted cash and investments related to network activities                                    729
   Payments for networks, equipment and furniture                                      (34,923)            (26,288)
                                                                                     ---------           ---------
Net cash used in investing activities                                                  (34,923)            (25,559)
Cash flows from financing activities
   Issuance of Preferred Stock                                                               -             100,665
   Cost associated with Preferred Stock issuance                                             -              (1,377)
   Shares issued under the Employee Stock Purchase Plan                                      -                 427
   Payment of dividends for preferred stock                                                (11)                (29)
   Payment of notes payable                                                             (2,093)                  -
   Payment of lease obligation                                                          (3,087)             (2,128)
   Payment of deferred financing fees                                                        -                (117)
   Release of restricted cash and investments related to financing activities             (998)             15,125
   Exercise of warrants, options and other                                                  55               3,324
                                                                                     ---------           ---------
Net cash (used in) provided by financing activities                                     (6,134)            115,890

Net increase in cash & cash equivalents                                                  7,895              56,439
Cash and cash equivalents - beginning of period                                          7,352              62,525
                                                                                     =========           =========
Cash and cash equivalents - end of period                                            $  15,247           $ 118,964
                                                                                     =========           =========

Supplemental disclosure of cash flow information:
   Interest paid                                                                     $   4,861           $  18,248
   Dividends declared with preferred stock                                           $   6,953           $  10,735
   Accrual of stock bonuses                                                          $       -           $     275

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.

                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                          INTERIM FINANCIAL STATEMENTS


NOTE 1: BASIS OF PRESENTATION AND OPERATING ENVIRONMENT

(a)  Basis of Presentation

   The condensed consolidated financial statements include the accounts of e.spire Communications, Inc. ("e.spire" or the "Company") and its wholly-owned subsidiaries. All material intercompany accounts and transactions have been eliminated in consolidation.

   The condensed consolidated balance sheet as of March 31, 2001, the condensed consolidated statements of operations for the three months ended March 31, 2001 and 2000, and the condensed consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2001, and for all periods presented, have been made. Certain amounts in the 2000 condensed consolidated statements have been reclassified to conform to the 2001 presentation. Operating results for the three months ended March 31, 2001, are not necessarily indicative of the operating results for the full year.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b) Operating Environment

   Since formation, we have incurred significant net operating losses and negative cash flow from operating activities. During the three months ended March 31, 2001, we generated positive cash flow from operating activities primarily due to an increase in operating receipts and an increase in our trade payables to our vendors. However, going forward, we expect to incur negative cash flow from operating activities through 2001. We may never achieve or sustain profitability or generate positive cash flow in the future.

   As of March 31, 2001, the Company had an accumulated deficit of approximately $1,044 million, stockholders' deficit of approximately $707 million and negative working capital, excluding liabilities subject to compromise, of approximately $66 million.

   The Company's Senior Secured Credit Facilities contain certain financial covenants with which the Company must comply. The Company had received an amendment to certain of these covenants at December 31, 2000, but the Company was subsequently not in compliance, resulting in a default under these credit facilities which would allow the lenders to accelerate the maturity of the borrowings under the credit facilities. The Company's Senior Notes include cross covenant provisions, which would result in an acceleration of the Senior Notes upon the acceleration of any other outstanding debt obligations. The Senior Secured Credit Facility is classified as current at March 31, 2001 and December 31, 2000. The Company remains in negotiations with its creditors and expects to reach an agreement regarding the restructuring of the Company's debt. In February of 2001, the Company did not make a required interest payment on its Senior Notes due 2007, resulting in a default under the terms of the notes. The Senior Notes have not been accelerated as of March 31, 2001.

   On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code ("the Bankruptcy Code") in the Federal District of Delaware in order to preserve cash, facilitate the restructuring of e.spire's long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Company has obtained $85 million of debtor-in-possession financing. The Company believes that these funds will be sufficient to fund operations through the bankruptcy restructuring process.

   The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The items described above raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c) Chapter 11 Reorganization

   As of March 22, 2001, the Company is operating its business and managing its properties as a debtor-in-possession subject to the provisions of the Bankruptcy Code. Pursuant to the provisions of the Bankruptcy Code, the Company is not permitted to pay any claims or obligations which arose prior to the Filing date (prepetition claims) unless specifically authorized by the Court. Similarly, claimants may not enforce any claims against the Company that arose prior to the date of the Filing. In addition, as a debtor-in-possession, the Company has the right, subject to the Court's approval, to assume or reject any executory contracts and unexpired leases in existence at the date of the Filing. The Company is currently evaluating contracts and leases to determine those that it plans to reject. Parties having claims as a result of any such rejection may file claims with the Court that will be dealt with as part of the Chapter 11 case.

   A creditors committee representing unsecured creditors has been appointed in the Chapter 11 case. In accordance with the provisions of the Bankruptcy Code, they have the right to be heard on matters that come before the Court in the Chapter 11 case.

   It is the Company's intention to address all of its prepetition claims in a plan of reorganization in its Chapter 11 case. At this juncture, it is impossible to predict with any degree of certainty how such a plan will treat pre-petition claims and the impact the Company's Chapter 11 case and any reorganization plan will have on the shares of common stock of the Company. Generally, under the provisions of the Bankruptcy Code, holders of equity interests may not participate under a plan of reorganization unless the claims of creditors are satisfied in full under the plan or unless creditors accept a reorganization plan which permits holders of equity interests to participate. The formulation and implementation of a plan of reorganization in the Chapter 11 case could take a significant period of time. No assurance can be given that e.spire will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

   Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the consolidated financial statements.

   As a result of these factors, there is substantial doubt about e.spire's ability to continue as a going concern. The ability of e.spire to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital and obtaining sufficient financing to allow the Company to emerge from bankruptcy, customer and employee retention, the ability to provide high quality services and the ability to sustain improved results of operations and cash flows sufficient to continue to operate.

Accounting Impact

   The Company is applying the provisions of AICPA Statement of Position 90-7 ("SOP 90-7"), "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code". SOP 90-7 provides financial reporting guidance for entities that are reorganizing under the Bankruptcy Code.

   Pursuant to SOP 90-7, the Company is required to segregate prepetition liabilities that are subject to compromise and report them separately in the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. All of the Company's prepetition debt is now in default, and is recorded at face value and classified within liabilities subject to compromise, with the exception of the Senior Secured Credit Facility, which is fully secured.

   Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

   SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization items. Accordingly, e.spire recorded a total of $39.9 million as Chapter 11 costs in the first quarter of 2001, consisting of ($'s in millions):

   Professional fees                                       $ 2.9
   Commitment fees                                           0.8
   Adjustment of senior notes to redemption value            4.4
   Write off of deferred financing fees                     31.8
                                                            ----
        Total                                              $39.9
                                                           =====

   Professional fees represent legal and financial advisory expenses directly related to the Filing. Commitment fees represents fees paid to lenders related to the DIP financing. The acceleration of the deferred financing fees represents the write off of financing fees related to Senior Debt subject to compromise.

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH AND INVESTMENTS

   The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $3,692,000 at March 31, 2001, and $2,694,000 at December 31, 2000. The face amount of all bonds and letters of credit is approximately $13,053,000 as of March 31, 2001, and $16,759,000 as of December 31, 2000.

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

RISKS AND UNCERTAINTIES

a) Liquidity and Negative Cash Flow

   Since formation, we have incurred significant net operating losses and negative cash flow from operating activities. As of March 31, 2001, we had an accumulated deficit of $1,043.5 million. During the three months ended March 31, 2001, we incurred a net loss of $111.7 million, and generated positive cash flow from operating activities of $49.0 million primarily due to an increase in operating receipts and an increase in our trade payables to our vendors. However, going forward, we expect to incur negative cash flow from operating activities through 2001. We may never achieve or sustain profitability or generate positive cash flow in the future.

On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of e.spire's long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), which consists of a $25 million term loan and a $60 million revolver. The United States Bankruptcy Court for the District of Delaware granted final approval of this agreement on June 12, 2001. Management believes that current cash, short term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable e.spire to fund operations through the bankruptcy restructuring process. The Company is currently in the process of seeking exit financing that will allow the Company to emerge from bankruptcy. The negotiations for this exit financing is on-going and the Company hopes to arrange exit financing as soon as possible. In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, e.spire may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all.

   By filing for bankruptcy e.spire has taken advantage of the benefits of Chapter 11 to facilitate a financial restructuring that e.spire believes will significantly reduce its burdensome debt structure and enable it to compete more effectively in the future. By using the Chapter 11 process, e.spire can continue business operations without interruption while it seeks to obtain the necessary approval of its financial restructuring plan. In sum, e.spire believes that the bankruptcy filing is a critical step to establishing a more appropriate capital structure and a strong competitive future for e.spire. While it is not e.spire's intention to go out of business or liquidate it can not make any assurances that it will be able to obtain the financing necessary for it to successfully exit Chapter 11 and continue its future operations.

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

   As of March 31, 2001, we had $1,003.7 million of indebtedness and the accreted value of our redeemable preferred stock was $340.0 million. In addition, as previously discussed, e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), which consists of a $25 million term loan and a $60 million revolver. The United States Bankruptcy Court for the District of Delaware granted final approval of this agreement on June 12, 2001. While operating under the protection of Chapter 11, e.spire expects to restructure all of its outstanding debt. The management team, under Court supervision, will attempt to implement the rest of an aggressive business plan designed to take e.spire through the restructuring process and bring it out of bankruptcy as quickly as possible. However, in the event that e.spire is unsuccessful in restructuring its capital structure, it would have a material adverse affect on e.spire's ability to continue as a going concern.

b) Reciprocal Compensation

   The Company has recorded net revenue of approximately $10.2 million and $15.6 million for the three months ended March 31, 2001 and 2000, respectively, for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers ("ISPs"), from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. During this period, the ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), commercial arbitrators, or through negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, at least five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic.

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

   On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's February 25, 1999 decision. The court found that the FCC did not provide an adequate basis for its February 1999 decision that the reciprocal compensation provisions of the Federal Telecommunications Act and the FCC rules did not apply to ISP traffic. On April 27, 2001, in response to that decision, the FCC released an order regarding reciprocal compensation for ISP-bound traffic ("FCC Order on Remand"). In that decision, the FCC determined that ISP-bound traffic constitutes "information services" traffic that is not subject to the reciprocal compensation provisions of the Federal Telecommunications Act, and prescribes new federal compensation rates that are substantially lower than those in most e.spire interconnection agreements. While this order purports to be only prospective in effect, the ILECs may attempt to use the order to bolster their defenses against e.spire in reciprocal compensation cases. Although we believe that decisions made by the FCC in 2001 (including the FCC's decision to re-write its five-year-old reciprocal compensation rules) have little bearing on the interconnection agreement terms negotiated by e.spire and the ILECs in the 1996-99 timeframe, statements made by the FCC in its April 27, 2001 order likely will make each of e.spire's complaint cases more complicated.

   In January 2000, a commercial arbitrator awarded the Company damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process to obtain a further award through at least March 31, 2000. In February 2000, a commercial arbitrator granted the Company the right to recover $14.2 million from BellSouth, representing reciprocal compensation, including accrued interest, through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. The Company has collected these amounts. e.spire has also reached a settlement with Southwestern Bell, settling reciprocal compensation claims in Missouri, Oklahoma, Kansas, and Arkansas through December 31, 2000 and also setting new rates going forward. e.spire has received payment from Southwestern Bell consistent with the settlement. Subsequent to March 31, 2001, the Company has also reached a settlement with Qwest, settling portions of reciprocal compensation through March 31, 2001, and has received payment consistent with the settlement.

   Certain of the Company's interconnection agreements with the ILECs have expired or will soon expire. The Company believes that there is substantial risk that the future rates for reciprocal compensation under new interconnection agreements, some of which are currently in negotiation, will be significantly less than current rates.

   The FCC Order on Remand noted above set forth a new compensation mechanism for ISP-bound traffic. The Order may result in reduced prospective rates for this type of traffic and may result in a reduction in the Company's revenues generated from inter-carrier compensation.

   The FCC also issued on the same date a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC addressed disparities in rates for access charges and reciprocal compensation -- the rates which carriers pay each other for completing calls exchanged between them. Among the proposals considered in the notice of proposed rulemaking is the future adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that the Company (and other carriers) may charge for access charges and/or reciprocal compensation. Such a regime may significantly reduce the Company's inter-carrier compensation revenues and may have a materially adverse impact on the Company's financial position. The Company continues to monitor future regulatory or arbitration rulings or settlements to see if they will have any impact on the Company's financial statements.

The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $29.7 million at March 31, 2001, net of allowances of approximately $8.6 million. The allowances are determined based on a state by state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, although the timing of receipts cannot be predicted at this time and will be impacted by future developments.

c) Lawsuits

   On March 22, 2001, the Company filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware. The Company is currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

   The Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. However, under section 362 of the Bankruptcy Code, all matters in which e.spire is a defendant are subject to an automatic stay. e.spire expects all of these matters to be discharged upon its exit from bankruptcy. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.

STOCK COMPENSATION

   In the first quarter of 2001, the Company reversed accruals in the amount of approximately $11.9 million related to 2000 performance bonuses. Due to the bankruptcy filing, the performance bonuses will not be paid as previously anticipated.

IMPAIRMENT OF FIXED ASSETS

   During the first quarter of 2001, due to the bankruptcy filing and revised operating plans, the Company evaluated its on-going systems and information systems projects and determined that certain projects and systems would not be used by the Company. As a result of this, the Company recorded an impairment charge of approximately $12.1 million.


NOTE 3: SEGMENT REPORTING

   The Company has identified three reportable segments: Telecommunications, Internet and Network Technologies. The

Telecommunications segment provides special access, local switched voice, and data transmission over the Company's own facilities and on a resale basis. The Internet segment currently offers web-hosting services. The Network Technologies segment offers fiber optic network design, project management and construction services. The Company's reportable segments are strategic business units that offer different products and services. They are managed separately because each business unit requires different technology and marketing strategies.

   The Company evaluates performance based on revenue from third parties and gross margin. The Company also evaluates performance based on adjusted EBITDA for the Internet segment and for all segments beginning in 2000. Adjusted EBITDA consists of net loss before net interest, income taxes, depreciation and amortization, noncash stock compensation and impairment of fixed assets. EBITDA for Telecommunications services, Internet and Network Technologies services are approximately ($21.2) million, $.05 million and $6.7 million, respectively, for the quarter ended March 31, 2001.

   The reportable total assets for Telecommunications services, Internet and Network Technologies services are approximately $647.4 million, $10.9 million and $164.5 million, respectively, at March 31, 2001. Network Technologies services assets primarily consist of accounts receivable, inventory and property, plant and equipment that are specifically identifiable with Network Technologies.

NOTE 4:  LIABILITIES SUBJECT TO COMPROMISE

   As a result of e.spire's Chapter 11 filing , pursuant to SOP 90-7, e.spire is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of e.spire's prepetition debt, with the exception of the Senior Secured Credit Facility, which is fully secured, is recorded at face value and is classified within liabilities subject to compromise. Due to doubt as to whether assets covered by capital leases are fully secured, they are currently included in liabilities subject to compromise.

Liabilities subject to compromise at March 31, 2001 are as follows ($'s in millions):

Debt                                               $826.1
Prepetition obligations under capital leases         43.0
Prepetiton accounts payable                          94.9
Prepetiton accrued interest                          30.5
                                                   ------
  Total liabilities subject to compromise          $994.5
                                                   ======

ITEM 2 -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS


Some statements and information contained in this report are not historical facts, but are "forward-looking statements", as defined in the Private Securities Litigation Reform Act of 1995. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," or "anticipates" or the negative of these words or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding:


   statements concerning the benefits that e.spire expects will result from its business activities and certain transactions e.spire has completed, and

   - other statements of e.spire's expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause e.spire's actual results to be materially different from any future results expressed or implied by e.spire in those statements including risks factors identified, among other places, under "Risk Factors" in e.spire's registration statement on Form S-4, SEC file number 333-64079, beginning on page 10, in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in our Form 10-K for the year ended December 31, 2000, as well as other information in our other periodic reports and documents filed with the securities and exchange commission, which are incorporated by reference. Additional factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

   - the uncertainty of our future associated with our filing for protection under Chapter 11 of the United States Bankruptcy Code;

   - obtaining capital necessary to exit bankruptcy;

   - potential fluctuation in quarterly results;

   - attracting and retaining qualified management and employees;

   - intense competition in the communications services market;

   - dependence on new product development;

   - rapid and significant changes in technology and markets;

   - adverse changes in the regulatory or legislative environment affecting our business;

   - failure to maintain necessary rights of way;

   - our significant amount of indebtedness and our ability to successfully restructure this indebtedness;

   - our ability to successfully maintain commercial relationships with critical vendors and suppliers;

   - our ability to retain major customers on profitable terms;

   - the availability and terms of significant additional capital required to fund our continued operations;

   - our ability to access markets and obtain any required governmental authorizations, franchises and permits, in a timely manner, at reasonable costs and on satisfactory terms and conditions.

BANKRUPTCY PROCEEDINGS

   On March 22, 2001 (the "Petition Date"), e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to preserve cash and to facilitate the restructuring of the Company's long-term debt, trade liabilities and other obligations. The Company and its bankruptcy filing subsidiaries (collectively the "Debtors") are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware.

   Under the Bankruptcy Code, the rights and treatment of pre-petition creditors and shareholders are expected to be substantially altered. As a result of these bankruptcy proceedings, substantially all liabilities, litigation and claims against the Debtors in existence at the Petition Date are stayed unless the stay is modified or lifted or payment has been otherwise authorized by the Bankruptcy Court. At this time, it is not possible to predict the outcome of the Chapter 11 cases in general or the effects of such cases on the Company's business, or on the interest of creditors and shareholders. As a result of the bankruptcy filing, some of the Company's liabilities incurred prior to the Petition Date, including certain secured debt, are subject to compromise. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.

   Further, due to the bankruptcy filing and related events, there is no assurance that the carrying amounts of assets will be realized or that liabilities will be liquidated or settled for the amounts recorded. In addition, a plan of reorganization, or rejection thereof, could change the amounts reported in the financial statements. As a result of these and other factors, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval, and confirmation of a plan of reorganization, adequate sources of capital, customer and employee retention, the ability to provide high quality services and the ability to achieve and sustain positive results of operations and cash flows sufficient to continue to operate.

OVERVIEW

   e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 38 markets throughout the United States where it has state-of-the-art local fiber optic networks. By the end of 1997, the Company had become one of the first CLECs to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of March 31, 2001, was comprised of 3,852 route miles of fiber in its 38 local networks in 21 states, state of the art equipment including 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network. During 2000, in a shift of corporate strategy, we have concentrated our market efforts on the 28 marets where we have full voice and data capacity.ACSI NT was formed to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

   In January 1997, e.spire purchased CyberGate, a Florida-based Internet service provider and its subsidiary ValueWeb, which provides Web hosting services. Through CyberGate and ValueWeb, we offer dedicated, shared, and colocation Web hosting services and related managed services. In December 2000, e.spire sold CyberGate's Internet dial-up customer base to EarthLink, Inc., a strategic move to focus our resources on CyberGate's subsidiary ValueWeb and its growing, higher-margin Web hosting, colocation, and managed services business.

RESULTS OF OPERATIONS

REVENUES

   The Company reported an increase in total revenues of $19.1 million, or 29%, to $84.7 million for the three months ended March 31, 2001, compared with revenues of $65.8 million for the three months ended March 31, 2000, as discussed below.

TELECOMMUNICATIONS SERVICES

   The Company reported an increase in Telecommunications services revenues of approximately $3.0 million, or 6%, to $57.2 million for the quarter ended March 31, 2001, compared with revenues of $54.2 million for the quarter ended March 31, 2000. The increase is primarily due to $12.2 million from the continued focus on data services and $3.0 million from special access services. The increase was offset by decreases in revenue of approximately $7.0 million from switched voice services and $5.4 million in reciprocal compensation. Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data products. The increase in revenues was attributable to the Company's greater presence in its markets, an expanded customer base and increase in offerings to our existing customers. The increase was principally due to increases in the Company's service offerings such as special access, on-net switched and data services. Also, these increases in revenues were partially offset by a decrease in reciprocal compensation revenue due to reduced rates and decreases in resale revenue due to the Company's elimination of its switched resale portfolio.

   Included in Telecommunications services revenues is reciprocal compensation of approximately $10.2 million for the three months ended March 31, 2001 and approximately $15.6 million for the three months ended March 31, 2000. Reciprocal compensation relates to the transport and termination of local traffic (in our case, primarily to ISPs from ILEC customers) pursuant to various interconnection agreements. Several ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various interconnection agreements and under state and federal law and public policies. For the quarter ended March 31, 2001, the Company received payments of approximately $24.2 million for reciprocal compensation. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators.

   In February 1999, the FCC ruled that ISP-bound traffic is jurisdictionally "interstate in nature." The FCC also found that the reciprocal compensation provisions of the FTA did not apply to ISP-bound traffic but delegated to state PUCs the decision of whether reciprocal compensation must be paid under the terms of local interconnection agreements. On March 24, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated and remanded the FCC's decision on the grounds that the FCC did not provide an adequate basis for its decision that the reciprocal compensation provisions of the FTA did not apply to ISP-bound traffic. On April 27, 2001, in response to that decision, the FCC released an order regarding reciprocal compensation for ISP-bound traffic ("FCC Order on Remand"). In that decision, the FCC determined that ISP-bound traffic constitutes "information services" traffic that is not subject to the reciprocal compensation provisions of the federal Telecommunications Act, and prescribes new federal compensation rates that are substantially lower than those in most e.spire interconnection agreements. While this order purports to be only prospective in effect, the ILECs may attempt to use the order to bolster their defenses against e.spire in reciprocal compensation cases. Although we believe that decisions made by the FCC in 2001 (including the FCC's decision to re-write its five-year-old reciprocal compensation rules) have little bearing on the interconnection agreement terms negotiated by e.spire and the ILECs in the 1996-99 timeframe, statements made by the FCC in its April 27, 2001 order likely will make each of e.spire's complaint cases more complicated.

    e.spire has obtained favorable rulings from the Georgia and Florida PUCs requiring payment of past due reciprocal compensation from BellSouth in those states. BellSouth appealed those decisions, but e.spire settled the appeals on favorable terms. e.spire has several pending proceedings before state PUCs and commercial arbitrators to collect outstanding amounts from multiple ILECs. Accordingly, the Company, through its commercial arbitration awards and these recent settlements has collected all reciprocal compensation billed to BellSouth through December 31, 1999, totaling approximately $25 million. e.spire and BellSouth have also agreed to prospective reciprocal compensation rates, eliminating litigation over the ISP issue and setting new rates through December 31, 2002. Such rates are substantially less than historical rates and decrease annually through 2002. e.spire has also reached a settlement with Southwestern Bell, settling reciprocal compensation claims in Missouri, Oklahoma, Kansas, and Arkansas through December 31, 2000 and also setting new rates going forward. Such rates are substantially less than historical rates. The Company has also reached a settlement with Qwest, settling portions of reciprocal compensation through March 31, 2001, and has received payment consistent with the settlement.

   The FCC Order on Remand noted above set forth a new compensation mechanism for ISP-bound traffic. The Order may result in reduced prospective rates for this type of traffic and may result in a reduction in the Company's future revenues generated from inter-carrier compensation.

   The FCC also issued on the same date a notice of proposed rulemaking seeking to unify its rules regarding inter-carrier compensation. The FCC addressed disparities in rates for access charges and reciprocal compensation -- the rates which carriers pay each other for completing calls exchanged between them. Among the proposals considered in the notice of proposed rulemaking is the future adoption by the FCC of a unified inter-carrier compensation regime that adopts a bill and keep regime or otherwise reduces the rates that the Company (and other carriers) may charge for access charges and/or reciprocal compensation. Such a regime may significantly reduce the Company's inter-carrier compensation revenues and may have a materially adverse impact on the Company's financial position. The Company continues to monitor future regulatory or arbitration rulings or settlements to see if they will have any impact on the Company's financial statements.There can be no assurance that future regulatory or arbitration rulings or settlements will be favorable to the Company and the timing of receipts cannot be predicted at this time. The Company believes that its outstanding receivables for reciprocal compensation of $29.7 million net of allowance, at March 31, 2001, are ultimately collectible, although the timing of receipts cannot be predicted at this time and may be impacted by the bankruptcy filing.


NETWORK TECHNOLOGIES SERVICES

   Network Technologies services revenues increased $16.2 million, or 384%, to $20.4 million for the three months ended March 31, 2001, compared with revenues of $4.2 million for the three months ended March 31, 2000. The increase in revenues is attributable to the increase in the size and number of contracts. In the first quarter of 2001, the revenue mix consisted of more sales of fiber and conduit which carry a higher sales price. The Network Technologies segment offers construction services, including the sale of Indefeasible Rights of Use ("IRUs") on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. The Company expects to see continued increases in revenues from Network Technologies services due to future growth and expansion in this line of business subject to the availability of adequate capital.

INTERNET SERVICES

   Internet services reported revenues of $7.3 million for the three months ended March 31, 2001 and 2000. Included in Internet services are revenues from Internet access and Web hosting for 2000 and Web hosting only for 2001, sold through our subsidiary, "CyberGate". Revenue increases in Web hosting were partially offset by decreases in Internet access revenues due to the December 2000 sale of the Internet dial-up customer base. For the three months ended March 31, 2001, revenues from Web hosting services were approximately $4.9 million compared with revenues of approximately $3.8 million for the same period of 2000. Dial up Internet revenue for the three months ended March 31, 2001 for services provided to Earthlink during the transition of the Internet dial-up customer base was approximately $2.4 million compared with revenues of approximately $3.5 million for the same period of 2000. Revenue in the future will consist solely of Web hosting revenue as the Company sold its dial-up Internet customers at the end of the fourth quarter of 2000.

COST OF SALES

   For the quarter ended March 31, 2001, compared with the quarter ended March 31, 2000, total cost of sales increased $1.1 million, or 3%, to $44.3 million from $43.2 million for the three months ended March 31, 2000, as discussed below.

TELECOMMUNICATIONS SERVICES

   Cost of sales for Telecommunications services decreased $6.4 million, or 18%, to $29.7 million for the quarter ended March 31, 2001, from $36.1 million for the same period of 2000. These decreases are due to the Company's continued focus on reducing telco expenses. The Company has used automated systems to improve the accuracy and efficiency of the bill audit process and this has resulted in significant reductions of our telco expenses. The decrease is also due to continued negotiations with our vendors to obtain more favorable pricing and the elimination of the resale portion of our business.

   Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs decreased approximately $7.5 million to approximately $24.1 million for the three months ended March 31, 2001, from approximately $31.5 million for the three months ended March 31, 2000. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended March 31, 2001 and 2000, these costs increased approximately $1.1 million, or 25%, to approximately $5.7 million from $4.6 million, respectively.

NETWORK TECHNOLOGIES SERVICES

   Cost of sales for Network Technologies services increased by approximately $7.5 million, or 213%, to $11.0 million for the quarter ended March 31, 2001, compared with $3.5 million for the same period of 2000. The increase was due to the increase in the size and number of contracts and the mix of revenue during the quarter. Included in Network Technologies cost of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services.

INTERNET SERVICES

   Cost of sales for Internet services was approximately $3.6 million for three months ended March 31, 2001 and 2000. Included in these costs are charges for domain registration associated with the web hosting customer base and telecommunications expenses related to the Internet access customers. For 2001, Internet Services had an increase in domain registration costs due to the greater concentration in this line of business. The increases in these costs were offset by a decrease in the telecommunications costs related to the Internet access customers. This decrease in telecommunications expenses is expected to continue as the Company completed the sale of its dial-up Internet customers at the end of the fourth quarter of 2000.

GROSS MARGIN

   For the quarter ended March 31, 2001, total gross margin increased 1,350 basis points to 47.8% from 34.3% for the quarter ended March 31, 2000, as discussed below.

TELECOMMUNICATIONS SERVICES

   Telecommunications services gross margin increased 1,460 basis points to 48.1% for the quarter ended March 31, 2001 from 33.5% for the same period of 2000. These increases were primarily due to increases in sales volume and the reduction of telco expenses due to the improvement of the Company's bill audit systems. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors.

NETWORK TECHNOLOGIES SERVICES

   Network Technologies services gross margin increased 2,870 basis points to 45.9% for the three months ended March 31, 2001 from 17.2% for the three months ended March 31, 2000. The increase is principally due to change in mix of revenue and number of contracts. For the three months ended March 31, 2001, ACSI NT's revenues consisted of a larger number of higher margin fiber sales.

INTERNET SERVICES

   Internet services gross margin increased 10 basis points to 50.7% for the three months ended March 31, 2001, compared with 50.6% for the three months ended 2000. The increases in gross margin were primarily due to the Company's announced exit from providing dial-up Internet services, which resulted in lower margins. Going forward, the Company will focus on its web hosting business in which the Company expects to earn higher margins.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

   For the quarter ended March 31, 2001, selling, general and administrative ("SG&A") expenses increased $8.6 million, or 18%, to $55.1 million from $46.5 million for the same period of 2000, as discussed below.

   Included in SG&A expenses are personnel costs such as employee salaries, bonuses, benefits and commissions. Such costs increased $2.9 million, to $21.1 million for the quarter ended March 31, 2001 from $18.2 million for the quarter ended March 31, 2000. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. These expenses increased $5.7 million, to $34.0 million for the quarter ended March 31, 2001 from $28.3 million for the quarter ended March 31, 2000.

   Increases in SG&A are the result of increases in the Company's personnel that are necessary to support and grow the Company's operations. Costs directly related to the increase in personnel include salaries, benefits, bonuses and commissions. Also included in SG&A costs are costs associated with the Company's restructuring efforts. Another significant portion of the SG&A increase is due to back-office expenses such as professional services costs which have been necessary to maintain and improve existing processes. In addition, increases in costs for facilities and related expenses have been incurred due to an increased number of office locations and facilities. Also, in connection with the Company's growth in revenue, bad debt allowances have increased. The Company expects that during the bankruptcy process, SG&A will continue to increase due to costs associated with this process. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated.

NON-CASH STOCK COMPENSATION

   Non-cash stock compensation expense decreased $13.2 million, or 825%, to ($11.6) million for the quarter ended March 31, 2001, from $1.6 million for the quarter ended March 31, 2000.

   For 2000, included in non-cash compensation were accruals for the issuance of common stock in connection with performance bonuses. Costs associated with the accrual for performance bonuses were approximately $1.6 million for the quarter ended March 31, 2000. In the first quarter of 2001, the Company reversed the accrual of $11.9 million related to 2000 employee performance bonuses. Due to the bankruptcy filing, the performance bonus will not be paid as previously anticipated.

DEPRECIATION AND AMORTIZATION AND IMPAIRMENT OF FIXED ASSETS

   Depreciation and amortization expenses increased $0.2 million, or 0.7%, to $28.4 million for the quarter ended March 31, 2001, from $28.2 million for the quarter ended March 31, 2000. These increases were due to an increase in gross property, plant and equipment to approximately $846.5 million at March 31, 2001, compared with capital assets of approximately $811.0 million at March 31, 2000.

   During the first quarter of 2001, due to the bankruptcy filing and revised operating plans, the Company evaluated its on-going systems and information systems projects and determined that certain projects and systems would not be used by the Company. As a result of this, the Company recorded an impairment charge of approximately $12.1 million to write these assets off.

INTEREST AND OTHER INCOME

   Interest and other income decreased $1.2 million, or 86%, to $0.2 million for the quarter ended March 31, 2001, from $1.4 million for the quarter ended March 31, 2000. The decrease in interest income reflects a decrease in the cash and cash equivalents and restricted cash and investments balances of approximately $103.0 million from $121.9 million at March 31, 2000 to $18.9 million at March 31, 2001. These funds have been invested in commercial paper, U.S. Government Securities and money market instruments.

INTEREST AND OTHER EXPENSE

   Interest and other expense decreased $1.2 million, or 4%, to $28.5 million for the quarter ended March 31, 2001, from $29.7 million for the quarter ended March 31, 2000. The decrease was primarily due to the decrease in interest for the Senior Secured Credit Facility due to a lower balance at March 31, 2001. As a result of filing for bankruptcy protection, the Company will no longer accrue interest on debt that is subject to compromise. Pro-forma interest expense for the three months ended March 31, 2001 assuming the Company did not file for bankruptcy protection would have been approximately $30.9 million.

REORGANIZATION EXPENSE

   Reorganization expense for the quarter ended March 31, 2001 totaled $39.9 million. For the first quarter of 2001 reorganization expense included $2.9 million of professional fees, $0.8 million of commitment fees, $4.4 million due to the adjustment of senior notes to redemption value and $31.8 million due to the write off of deferred financing fees. Professional fees represent legal and financial advisory expenses directly related to the Filing. Commitment fees represents fees paid to lenders related to the DIP financing.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

   Net loss increased $29.6 million, or 36%, to $111.7 million for the quarter ended March 31, 2001 from $82.1 million for the quarter ended March 31, 2000. The increase in net loss was primarily due to increases in SG&A costs, reorganization costs, interest expense and the impairment of fixed assets as discussed above. This increase was partially offset by improvements in gross margin and a reversal of previously recorded non-cash compensation expense as discussed above.

   Further, net loss applicable to common stockholders increased $6.5 million, or 6%, to $124.6 million for the quarter ended March 31, 2001 from $118.1 million for the same period of 2000. Despite the overall increase in net loss, net loss applicable to common stockholders increased only slightly due to a decrease in preferred stock dividends and accretion and beneficial conversion. In 2000, the Company incurred approximately $24.6 million related to a beneficial conversion charge related to the Convertible Preferred Stock issued in the first quarter of 2000. In 2001, there were no beneficial conversion charges.

LIQUIDITY AND CAPITAL RESOURCES

   As previously discussed in the Bankruptcy Proceedings section, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware on March 22, 2001 in order to preserve cash, facilitate the restructuring of e.spire's long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware.

   From the Company's inception through March 31, 2001, the Company has raised net proceeds of approximately $1.5 billion from debt and equity financing. The Company is highly leveraged. As of March 31, 2001, the accreted value of its four senior discount notes totaled approximately $826.1 million. The principal amount outstanding under its senior secured credit facility totaled $134.6 million. e.spire's cash and cash equivalents increased $7.9 million for the three months ended March 31, 2001, due to cash receipts from customers and the increase in unpaid invoices to vendors prior to the bankruptcy. At March 31, 2001, e.spire had approximately $15.2 million of cash and cash equivalents available for the payment of financing costs, ongoing operations and capital expenditures.

   As a result of filing for protection under bankruptcy law, e.spire is not currently paying any of the unsecured debt service obligations that are outstanding as of March 22, 2001. In addition, future payment of principal and interest on all of the outstanding indebtedness and dividends on the preferred shares is subject to court approval and may be discharged in whole or in part by any future court approved plan of reorganization or liquidation of e.spire.
There can be no assurance that any amounts owed to creditors will be paid or be paid in full.

   During the first quarter of 2001, e.spire filed a motion requesting that the bankruptcy court grant it authorization to enter into a debtor in possession loan agreement in the amount of $85.0 million. On April 10, 2001, the bankruptcy court entered an Interim order authorizing e.spire to borrow $25.0 million to fund ordinary working capital and general corporate needs. A hearing before the bankruptcy court was held on May 16, 2001, at which time the bankruptcy court approved e.spire to borrow an additional $15 million to continue to fund working capital and general corporate needs and also approved e.spire's employee retention plan. On June 12, 2001, the bankruptcy court approved the borrowing of the remaining $45 million of the debtor in possession loan.

   The Debtor in Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), which consists of a $25 million term loan and $60 million revolver with interest rates based on Wells Fargo Prime Rate plus 350 basis points and a maturity date that occurs upon: substantial consummation of a plan of reorganization that has been confirmed by the bankruptcy court, October 10, 2002, a conversion of our chapter 11 bankruptcy filing to chapter 7, the appointment of a trustee under chapter 11, the appointment of an examiner with expanded power under the bankruptcy code, the sale of all or substantially all of the assets of e.spire or ACSI NT under section 363 of the bankruptcy code, a final bankruptcy order is not entered, or we cease and discontinue our ordinary course business. The DIP Loan includes, without limitation, the following covenants: restrictions on our ability to incur further indebtedness and liens subject to certain specified exceptions, restrictions on certain fundamental changes in corporate structure, disposal of assets, and the payment of dividends. The DIP Loan is collateralized by the capital stock and assets of all of the subsidiaries of e.spire and the assets of e.spire and its subsidiaries. The bankruptcy court granted the DIP Loan lenders a first priority security interest to the extent of the DIP Loan outstanding principal and interest. Additionally, on June 12, 2001, as part of the order granting priority liens to the DIP lenders the court granted e.spire's pre-petition senior secured lender's request for an administrative priority claim in an amount equal to the lesser of $75 million or the amount of the DIP loan. Our use of the proceeds from the DIP Loan is limited to pay transactional costs incurred in connection with the DIP Loan and working capital to fund general corporate purposes. The DIP Loan also includes without limitation the following financial and operating covenants, minimum cumulative adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation ), minimum cumulative cash receipts from sales, outstanding DIP Loan indebtedness, capital expenditure maximums in connection with the CLEC and CyberGate, minimum conduit miles installed for ACSI NT, minimum fiber miles installed for ACSI NT and requirements for ACSI NT to complete certain fiber optic cable networks.

Management believes that current cash, short-term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable e.spire to fund operations through the bankruptcy restructuring process. In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, e.spire may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all. Additionally, there can be no assurance that there will be approval of the reorganization plan by the Bankruptcy Court. The Company is currently in the process of seeking exit financing that will allow the Company to emerge from bankruptcy. The negotiations for this exit financing is on-going and the Company hopes to arrange exit financing as soon as possible.


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

   As a result of the Company's March 22, 2001 filing for bankruptcy protection under Chapter 11, the fair value of the Company's financial instruments has significantly decreased.

PART II

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

   On March 22, 2001, the Company filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware. The Company is currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

   The Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. However, under section 362 of the Bankruptcy Code, all matters in which e.spire is a defendant are subject to an automatic stay. e.spire expects all of these matters to be discharged upon its exit from bankruptcy. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.

ITEM 2 - CHANGES IN SECURITIES

   On February 22, 2001, e.spire issued to Marvin Saffian & Company, 36,777 shares of common stock pursuant to a consulting agreement dated as of October 19, 1994. This transaction was consummated as a private transaction pursuant to
Section 4(2) of the Securities Act of 1933.

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

               EXHIBIT
               NUMBER              DESCRIPTION
           -------------   -----------------------------------
                10.1       Second Amendment to the Loan and
                           Security Agreement dated as of June
                           21, 2001
                99.1       Supplemental Financial Information

(b) Reports on Form 8-K

    1) Form 8-K, as filed on January 17, 2001, announcing the appointment of Dennis Feely and Stanton Williams as new members of e.spire's Board of Directors.

    2) Form 8-K, as filed on February 7, 2001, announcing preliminary earnings for the fiscal year ended December 30, 2000.

    3) Form 8-K, as filed February 22, 2001, announcing that the Company will collect $20 million in outstanding past due receivables.

    4) Form 8-K, as filed April 2, 2001, announcing that the Company has filed for Chapter 11 bankruptcy.

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

                                  Date: August 15, 2001

                            By:   /s/ BRADLEY E. SPARKS
                                  ---------------------
                                  Bradley E. Sparks,
                                  Chief Financial Officer

                                  Date: August 15, 2001


                                INDEX OF EXHIBITS

         EXHIBIT NO.            DESCRIPTION                      PAGE NO.
       ---------------    -----------------------------------    --------
            10.1          Second Amendment to the Loan and         E-1
                          Security Agreement dated as of
                          June 21, 2001
            99.1          Supplemental Financial Information       E-2