Form 10-Q
period 2001-06-30
E SPIRE COMMUNICATIONS INC
filed 2001-09-11
CIK 932140

================================================================================



                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2001
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM __________ TO __________

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

                                  703.639.6000
               (REGISTRANT'S TELEPHONE NUMBER INCLUDING AREA CODE)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]



==============================================================================
                          e.spire COMMUNICATIONS, INC.

                                   FORM 10 - Q

                                      INDEX

                                    PART I. FINANCIAL INFORMATION
Item 1.        Financial Statements
               Condensed Consolidated Balance Sheets - June 30, 2001 (unaudited)
               and December 31, 2000                                                               3
               Unaudited Condensed Consolidated Statements of Operations - Three and Six
               Months Ended June 30, 2001 and 2000                                                 4
               Unaudited Condensed Consolidated Statements of Cash Flows - Six
               Months Ended June 30, 2001 and 2000                                                 5
               Notes to Unaudited Condensed Consolidated Interim Financial Statements              6
Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                              12
Item 3.        Quantitative and Qualitative Disclosures about Market Risk                         19

                                        PART II. OTHER INFORMATION

Item 1.        Legal Proceedings                                                                  19
Item 2.        Changes in Securities                                                              19
Item 6.        Exhibits and Reports on Form 8-K                                                   19

Signatures                                                                                        20
Index of Exhibits                                                                                 20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 -- FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                        JUNE 30,         DECEMBER 31,
                                                                                          2001               2000
                                                                                      -----------        ------------
                                                                                      (UNAUDITED)
                         ASSETS
Current Assets:
    Cash and cash equivalents                                                         $     1,268         $     7,352
    Trade accounts receivable, net of allowance for doubtful
           accounts of $22,404 and $33,642 at June 30, 2001
           and December 31, 2000, respectively                                             73,354              93,312
    Unbilled revenue                                                                       30,245              23,839
    Other current assets                                                                   11,103              11,146
                                                                                      -----------         -----------
        Total current assets                                                              115,970             135,649
                                                                                      -----------         -----------

Inventory                                                                                 118,424              86,696

Networks, equipment and furniture, gross                                                  854,812             870,402
    Less: accumulated depreciation and amortization                                      (293,000)           (264,405)
                                                                                      -----------         -----------
                                                                                          561,812             605,997
Deferred financing fees, net of accumulated amortization of
    $2,812 and $19,398 at June 30, 2001 and December 31,
    2000, respectively                                                                      7,303              38,512
Assets held for sale                                                                       11,751              11,751
Restricted cash and investments                                                             1,276               2,694
Other assets                                                                                4,404               4,341
                                                                                      -----------         -----------
        Total assets                                                                  $   820,940         $   885,640
                                                                                      ===========         ===========

           LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise - current:
    Notes payable - current portion                                                   $   134,647         $   136,740
    Secured Financing - Debtor in Possession - Term Loan - current portion                 15,000                   -
    Secured Financing - Debtor in Possession - Revolver                                     3,000                   -
    Obligations under capital leases - current portion                                          -              13,627
    Accounts payable                                                                       22,829              66,380
    Accrued interest                                                                          267              18,065
    Accrued employee costs                                                                  9,405               6,978
    Deferred revenue                                                                       14,028               6,785
    Other accrued liabilities                                                              24,984              21,212
                                                                                      -----------         -----------
        Total current liabilities                                                         224,160             269,787
                                                                                      -----------         -----------

Liabilities subject to compromise                                                         969,051                   -

Liabilities not subject to compromise - long term:
    Notes payable, less current portion                                                         -             811,153
    Secured Financing - Debtor in Possession - Term Loan, less current portion             10,000                   -
    Obligations under capital leases, less current portion                                      -              32,458
    Deferred revenue                                                                       17,144              12,159
    Other long-term liabilities                                                             5,045               4,485
                                                                                      -----------         -----------
        Total liabilities                                                               1,225,400           1,130,042
                                                                                      -----------         -----------

Redeemable stock:

    14 3/4% Redeemable Preferred Stock due 2008                                           116,737             106,179
    12 3/4% Junior Redeemable Preferred Stock due 2009                                    235,784             221,293
                                                                                      -----------         -----------
        Total redeemable stock                                                            352,521             327,472

Stockholders' deficit:
    Series A Convertible Preferred Stock, $1 par value, 250,000
     shares authorized, 81,177 shares issued and outstanding                                   81                  81

    Exchangeable Preferred Stock, $1 par value, 50,000 shares
      Authorized, 50,000 shares issued and outstanding                                         50                  50
    Common Stock, $0.01 par value, 250,000,000 shares
       authorized, 57,586,836 and 56,190,847 shares, respectively, issued
       and outstanding                                                                        576                 562
    Additional paid-in capital                                                            322,768             359,302
    Accumulated deficit                                                                (1,080,456)           (931,869)
                                                                                      -----------         -----------
Total stockholders' deficit                                                              (756,981)           (571,874)
                                                                                      -----------         -----------

Total liabilities, redeemable stock and stockholders' deficit                         $   820,940         $   885,640
                                                                                      ===========         ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                              FOR THE THREE MONTHS ENDED JUNE   FOR THE SIX MONTHS ENDED JUNE 30,
                                                              -------------------------------------------------------------------
                                                                    2001              2000             2001             2000
                                                              ----------------   -------------    --------------   --------------
Revenues:
       Telecommunications services                                $    56,934      $    55,498      $   114,181      $   109,743
       Network technologies services                                   12,573           30,135           32,935           34,381
       Internet services                                                6,753            7,053           14,007           14,339
                                                                  -----------      -----------      -----------      -----------
Total revenues                                                         76,260           92,686          161,123          158,463

Cost of sales:
       Telecommunications services, excluding noncash
          stock compensation of $0, $266, ($2,836) and $266,
          respectively                                                 26,832           35,559           56,571           71,647
       Network technologies services, excluding
          noncash stock compensation of  $0, $207, ($845) and
          $344, respectively                                            9,141           16,362           20,156           19,879
       Internet services                                                3,010            3,565            6,587            7,162
                                                                  -----------      -----------      -----------      -----------
Total cost of sales                                                    38,983           55,486           83,314           98,688

Gross profit:
       Telecommunications services                                     30,102           19,939           57,610           38,096
       Network technologies services                                    3,432           13,773           12,779           14,502
       Internet services                                                3,743            3,488            7,420            7,177
                                                                  -----------      -----------      -----------      -----------
Total gross profit                                                     37,277           37,200           77,809           59,775

Operating expenses
       Selling, general and administrative, excluding
         noncash stock compensation of $0, $866, ($7,910),
         and $2,332, respectively                                      41,373           46,016           96,443           92,561
       Noncash stock compensation expense (benefit)                         -            1,359          (11,592)           2,942
       Impairment of fixed assets                                           -                -           12,062                -
       Depreciation and amortization                                   25,220           29,592           53,601           57,765
                                                                  -----------      -----------      -----------      -----------
Total operating expenses                                               66,593           76,967          150,514          153,268


Loss from operations                                                  (29,316)         (39,767)         (72,705)         (93,493)
Nonoperating income/expenses
       Interest and other income                                         (119)          (1,840)            (266)          (3,235)
       Interest and other expense, excluding unrecorded
        contractual interest expense of $17,418, $0, $19,824
        and $0, respectively                                            4,866           30,860           33,404           60,606
                                                                  -----------      -----------      -----------      -----------


Loss before reorganization charges                                    (34,063)         (68,787)        (105,843)        (150,864)


Reorganization charges                                                  2,856                -           42,744                -
                                                                  -----------      -----------      -----------      -----------


Net loss                                                              (36,919)         (68,787)        (148,587)        (150,864)
Preferred stock dividends, accretion and beneficial
   conversion                                                          12,784           12,842           25,694           48,852
                                                                  -----------      -----------      -----------      -----------

Net loss applicable to common stockholders                        $   (49,703)     $   (81,629)     $  (174,281)     $  (199,716)
                                                                  ===========      ===========      ===========      ===========

Basic and diluted net loss per common share                       $     (0.86)     $     (1.56)     $     (3.03)     $     (3.85)
                                                                  ===========      ===========      ===========      ===========
Weighted average number of common
   shares outstanding                                              57,477,921       52,372,627       57,496,710       51,922,232
                                                                  ===========      ===========      ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          e.spire COMMUNICATIONS, INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ IN THOUSANDS) (UNAUDITED)

                                                                                     FOR THE SIX MONTHS ENDED JUNE 30,
                                                                                     ---------------------------------
                                                                                          2001                2000
                                                                                     --------------       --------------
Cash flows from operating activities

Net Loss                                                                                 $(148,587)        $(150,864)
Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                        53,601            57,765
       Loss on impairment of fixed assets                                                   12,062                 -
       Interest deferral and accretion                                                      10,502            31,984
       Amortization of deferred financing fees                                               2,043             3,081
       Write-off of deferred financing fees                                                 31,788
       Adjustment of senior notes to redemption value                                        4,415                 -
       Non-cash stock compensation                                                         (11,592)            2,942
       Changes in operating assets and liabilities:
             Trade accounts receivable                                                      13,552           (15,904)
             Other current assets                                                               43               599
             Other assets                                                                      (63)             (596)
             Accounts payable                                                               30,851             7,794
             Other liabilities                                                              31,657            14,989
                                                                                         ---------         ---------
Net cash provided by (used in) operating activities                                         30,272           (48,210)

Cash flows from investing activities
       Release of restricted cash and investments related to network activities                  -               745
       Other assets-non operating                                                                -            (2,455)
       Payments for networks, equipment, furniture and inventory                           (53,178)          (65,008)
                                                                                         ---------         ---------
Net cash used in investing activities                                                      (53,178)          (66,718)

Cash flows from financing activities
       Issuance of Preferred Stock                                                               -           100,665
       Cost associated with Preferred Stock issuance                                             -            (1,952)
       Secured Financing - Debtor in Possession Term Loan                                   25,000                 -
       Secured Financing - Debtor in Possession Revolver                                     3,000                 -
       Payment of dividends for preferred stock                                                (11)              (61)
       Payment of notes payable                                                             (2,093)                -
       Payment of lease obligation                                                          (8,002)           (4,634)
       Payment of deferred financing fees                                                   (2,622)               (4)
       Release of restricted cash and investments related to financing activities            1,418            15,209
       Exercise of warrants, options and other                                                 132             4,815
                                                                                         ---------         ---------
Net cash provided by financing activities                                                   16,822           114,038


Net decrease in cash & cash equivalents                                                     (6,084)             (890)
Cash and cash equivalents - beginning of period                                              7,352            62,525
                                                                                         =========         =========
Cash and cash equivalents - end of period                                                $   1,268         $  61,635
                                                                                         =========         =========

Supplemental disclosure of cash flow information:
       Interest paid                                                                     $  10,402         $  24,424
       Assets acquired under capital lease                                               $       -         $     295
       Dividends declared with preferred stock                                           $   6,953         $  20,495

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

    The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six months ended June 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows as of June 30, 2001, and for all periods presented, have been made. Certain amounts in the 2000 condensed consolidated statements have been reclassified to conform to the 2001 presentation. Operating results for the three and six months ended June 30, 2001, are not necessarily indicative of the operating results for the full year.

    Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

(b) Operating Environment

    Since formation, the Company has incurred significant net operating losses and negative cash flow from operating activities. During the six months ended June 30, 2001, the Company generated positive cash flow from operating activities primarily due to an increase in operating receipts and an increase in our trade payables to our vendors and other liabilities as a result of filing for bankruptcy protection as discussed below. However, going forward, the Company expects to incur negative cash flow from operating activities through 2001. The Company may never achieve or sustain profitability or generate positive cash flow in the future.

    As of June 30, 2001, the Company had an accumulated deficit of approximately $1,080 million, stockholders' deficit of approximately $757 million and negative working capital, excluding, items subject to compromise of approximately $108 million.

    On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code ("the Bankruptcy Code") in the Federal District of Delaware in order to preserve cash and facilitate the restructuring of e.spire's long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Company has obtained $85 million of debtor-in-possession financing, which consists of a $25 million term loan and a $60 million revolver with interest rates based on Wells Fargo Prime Rate plus 350 basis points and a maturity date that occurs upon: substantial consummation of a plan of reorganization that has been confirmed by the bankruptcy court, October 10, 2002, a conversion of our chapter 11 bankruptcy filing to chapter 7, the appointment of a trustee under chapter 11, the appointment of an examiner with expanded power under the bankruptcy code, the sale of all or substantially all of the assets of e.spire or ACSI NT under section 363 of the bankruptcy code, a final bankruptcy order is not entered, or we cease and discontinue our ordinary course business. The DIP Loan includes, without limitation, the following covenants: restrictions on our ability to incur further indebtedness and liens subject to certain specified exceptions, restrictions on certain fundamental changes in corporate structure, disposal of assets, and the payment of dividends. The DIP Loan is collateralized by the capital stock and assets of all of the subsidiaries of e.spire and the assets of e.spire and its subsidiaries. The bankruptcy court granted the DIP Loan lenders a first priority security interest to the extent of the DIP Loan outstanding principal and interest. Additionally, on June 12, 2001, as part of the order granting priority liens to the DIP lenders the court granted e.spire's pre-petition senior secured lender's request for an administrative priority claim in an amount equal to the lesser of $75 million or the amount of the DIP loan. Our use of the proceeds from the DIP Loan is limited to pay transactional costs incurred in connection with the DIP Loan and working capital to fund general corporate purposes. The DIP Loan also includes without limitation the following financial and operating covenants, minimum cumulative adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation ), minimum cumulative cash receipts from sales, outstanding DIP Loan indebtedness, capital expenditure maximums in connection with the CLEC and CyberGate, minimum conduit miles installed for ACSI NT and minimum fiber miles installed for ACSI NT. As of June 30, 2001, the Company had drawn $3 million on the revolver and $25 million on the term loan. The Company believes that this financing arrangement will be sufficient to fund operations through the bankruptcy restructuring process.

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

    Pursuant to SOP 90-7, the Company is required to segregate prepetition liabilities that are subject to compromise and report them separately in the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. All of the Company's prepetition debt is now in default, and is recorded at face value and classified, with the exception of the Senior Secured Credit Facility which is fully secured, within liabilities subject to compromise.

    Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

    SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization items. Accordingly, e.spire recorded a total of $2.9 million and $42.8 million as Chapter 11 costs for the second quarter and six months of 2001, respectively, consisting of ($'s in millions):

                                                    Three Months          Six Months
                                                Ended June 30, 2001  Ended June 30, 2001
                                                -------------------  -------------------
Professional fees                               $ 2.9                $ 5.8
Adjustment of senior notes to redemption value      -                  4.4
Write off of deferred financing fees                -                 31.8
Other                                               -                  0.8
                                                -----                -----
     Total                                      $ 2.9                $42.8
                                                =====                =====


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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH AND INVESTMENTS

    The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $2.7 million at December 31, 2000. The face amount of all bonds and letters of credit is approximately $16.8 million as of December 31, 2000. At June 30, 2001, restricted cash was approximately $1.3 million. This related to the interest associated with the Senior Credit Facility.

USE OF ESTIMATES

    The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities; and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

RISKS AND UNCERTAINTIES

a) Liquidity and Negative Cash Flow

    Since formation, the Company has incurred significant net operating losses and negative cash flow from operating activities. As of June 30, 2001, the Company had an accumulated deficit of $1,080.5 million. During the three and six months ended June 30, 2001, the Company incurred a net loss of $36.9 million and $148.6 million, respectively, and generated positive cash flow from operating activities of $30.3 million primarily due to an increase in operating receipts and an increase in our trade payables to our vendors and other liabilities as a result of filing for bankruptcy protection as discussed below. However, going forward, we expect to incur negative cash flow from operating activities through 2001. We may never achieve or sustain profitability or generate positive cash flow in the future.

On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of e.spire's long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), which consists of a $25 million term loan and a $60 million revolver. The United States Bankruptcy Court for the District of Delaware granted final approval of this agreement on June 12, 2001. Management believes that current cash, short term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable e.spire to fund operations through the bankruptcy restructuring process. The Company is currently in the process of seeking exit financing that will allow the Company to emerge from bankruptcy. The negotiations for this exit financing are on-going and the Company hopes to arrange exit financing as soon as possible. In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, e.spire may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all.

    By filing for bankruptcy, e.spire has taken advantage of the benefits of Chapter 11 to facilitate a financial restructuring that e.spire believes will significantly reduce its burdensome debt structure and enable it to compete more effectively in the future. By using the Chapter 11 process, e.spire can continue business operations without interruption while it seeks to obtain the necessary approval of its financial restructuring plan. In sum, e.spire believes that the bankruptcy filing is a critical step to establishing a more appropriate capital structure and a strong competitive future for e.spire. While it is not e.spire's intention to go out of business or liquidate, it can not make any assurances that it will be able to obtain the financing necessary for it to successfully exit Chapter 11 and continue its future operations.

    The Company's debt and preferred stock instruments restrict its ability to obtain additional debt or obtain financing. Moreover, even if the Company is able to secure the consent of the holders of those securities to additional financing, the Company cannot provide assurance that it will be able to obtain the additional financing necessary to exit Chapter 11, satisfy its operating and other cash requirements or to implement its strategy successfully. In particular, it should be noted that other competitive local exchange carriers have not been able to access the public debt and equity markets in the recent past and many competitive providers have also recently filed Chapter 11 bankruptcy petitions. Currently, the Company does not have any commitments for exit financing.

    As of June 30, 2001, the Company had $1,026.8 million of indebtedness and the accreted value of its redeemable preferred stock was $352.5 million. As previously discussed, e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), which consists of a $25 million term loan and a $60 million revolver. As of June 30, 2001, the Company had drawn $25 million on the term loan and $3 million on the revolver. The United States Bankruptcy Court for the District of Delaware granted final approval of this agreement on June 12, 2001. Chapter 11 protection should enable e.spire to fund operations through the bankruptcy restructuring process and enable it to restructure its debt. The management team, under Court supervision, will attempt to implement the rest of an aggressive business plan designed to take e.spire through the restructuring process and bring it out of bankruptcy as quickly as possible. However, in the event that e.spire is unsuccessful in restructuring its capital structure, it would have a material adverse affect on e.spire's ability to continue as a going concern.

b) Reciprocal Compensation

    The Company has recorded net revenue of approximately $10.2 million and $20.4 million for the three and six months ended June 30, 2001 and 2000, respectively, and approximately $12.8 million and $28.4 million, respectively, for the same periods of 2000, for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers ("ISPs"), from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. During this period, the ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), commercial arbitrators, or through negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, at least five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is jurisdictionally interstate in nature. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasized that, because the FCC concluded that there currently are no federal rules governing inter-carrier compensation for ISP traffic, the determination as to whether such traffic was subject to reciprocal compensation under the terms of interconnection agreements was properly made by the state commissions and that carriers were bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic.

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

    In January 2000, a commercial arbitrator awarded the Company damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process to obtain a further award through at least March 31, 2000. In February 2000, a commercial arbitrator granted the Company the right to recover $14.2 million from BellSouth, representing reciprocal compensation, including accrued interest, through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. The Company has collected these amounts. e.spire has also reached a settlement with Southwestern Bell, settling reciprocal compensation claims in Missouri, Oklahoma, Kansas, and Arkansas through December 31, 2000 and also setting new rates going forward. e.spire has received payment from Southwestern Bell consistent with the settlement. However, in Arkansas, Southwestern Bell has challenged the Company's opt-in to an existing agreement. The Company is currently negotiating with Southwestern Bell to resolve the issue. Subsequent to June 30, 2001, the Company has also reached a settlement with Qwest, settling portions of reciprocal compensation through June 30, 2001, and has received payment consistent with the settlement.

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

    The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $40.8 million at June 30, 2001, net of allowances of approximately $6.7 million. However, certain ILECs' have applied for right of offset against e.spire receivables, of which $6.9 million has been approved subsequent to June 30, 2001. The allowances are determined based on a state by state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, although the timing of receipts cannot be predicted at this time and will be impacted by future developments.

    In the second quarter of 2001, the Company evaluated its reciprocal compensation reserves and determined that a reserve of $3.1 million established in the first quarter of 2001 relating to activity in one state should be reduced in the second quarter of 2001. This reserve reduction was due to a change in the expectation of payment resulting from information received from regulatory counsel regarding the likelihood of recovering amounts billed. During the second quarter, the Company received a payment on the unreserved amount and an indication from the ILEC of their willingness to negotiate a settlement of the previously reserved amount.


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

ASSETS HELD FOR SALE

    The Company has classified $11.8 million of long haul fiber as held for sale. The Company is still trying to find a buyer for these assets. The assets have been written down to the estimated realizable value.

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

    The Company evaluates performance based on revenue from third parties, gross margin and adjusted EBITDA. Adjusted EBITDA consists of net loss before net interest, income taxes, depreciation and amortization, noncash stock compensation, reorganization expenses and impairment of fixed assets. EBITDA for Telecommunications services, Internet and Network Technologies services are approximately ($5.8) million, $1.0 million and $0.8 million, respectively, for the quarter ended June 30, 2001 compared with EBITDA of approximately, ($18.4) million, ($0.9) million and $10.4 million, respectively, for the quarter ended June 30, 2000. For the six months ended June 30, 2001, EBITDA for Telecommunications services, Internet and Network Technologies services are approximately ($27.0) million, $1.0 million and $7.5 million, respectively, compared with EBITDA of approximately, ($40.7) million, ($1.1) million and $9.0 million, respectively, for the six months ended June 30, 2000.

    The reportable total assets for Telecommunications services, Internet and Network Technologies services are approximately $636.5 million, $10.5 million and $173.9 million, respectively, at June 30, 2001. Network Technologies services assets primarily consist of accounts receivable, inventory and property, plant and equipment that are specifically identifiable with Network Technologies.

NOTE 4: LIABILITIES SUBJECT TO COMPROMISE

    As a result of e.spire's Chapter 11 filing, pursuant to SOP 90-7, e.spire is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of e.spire's prepetition debt, with the exception of the Senior Secured Credit Facility, which is fully secured, is recorded at face value and is classified within liabilities subject to compromise.

Liabilities subject to compromise at June 30, 2001 are as follows ($'s in millions):


Debt                                               $826.1
Prepetition obligations under capital leases         38.1
Prepetiton accounts payable                          74.4
Prepetiton accrued interest                          30.5
                                                   ------
  Total liabilities subject to compromise          $969.1
                                                   ======

NOTE 5: SUBSEQUENT EVENTS

    On July 13, 2001, the Company entered into a letter of intent with one of its customers to terminate an Indefeasible Lease and Right of Use Agreement of June 30, 2000. This letter of intent would amend the Network Construction Services Agreement dated as of June 30, 2000 such that the customer is no longer required to purchase, and ACSI NT is no longer required to deliver, certain conduits in two of ACSI NT's markets. As part of this, the customer will return any assets which have been delivered by ACSI NT under IRU. The letter of intent is subject to final negotiation and approval of the Bankruptcy Court. Through June 30, 2001, ACSI NT has previously recognized revenue and cost of goods sold of approximately $11.3 million and $7.2 million, respectively related to the original agreement including $3.5 million and $2.4 million respectively, for the six months ended June 30, 2001. If this agreement is finalized, all previously recognized revenue and costs of goods sold will be reversed.

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

OVERVIEW

    e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 38 markets throughout the United States where it has state-of-the-art local fiber optic networks. By the end of 1997, the Company had become one of the first CLECs to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of June 30, 2001, was comprised of 3,852 route miles of fiber in its 38 local networks in 21 states, 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network. During 2000, in a shift of corporate strategy, we have concentrated our market efforts on the 28 markets where we have full voice and data capacity. ACSI NT was formed to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

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

RESULTS OF OPERATIONS

REVENUES

    The Company reported a decrease in total revenues of $16.4 million, or 18%, to $76.3 million for the three months ended June 30, 2001, compared with revenues of $92.7 million for the three months ended June 30, 2000, as discussed below. For the six months ended June 30, 2001, total revenues increased $2.7 million, or 2% to $161.1 from $158.5 million for the same period of 2000, as discussed below.

TELECOMMUNICATIONS SERVICES

    Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data products. The Company reported an increase in Telecommunications services revenues of approximately $1.4 million, or 3%, to $56.9 million for the quarter ended June 30, 2001, compared with revenues of $55.5 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, Telecommunications services revenues increased approximately $4.5 million, or 4%, to $114.2 million from $109.7 million from the same period of 2000. The increase is primarily due to $2.7 million and $4.7 million, respectively, from the continued focus on data services and $2.2 million and $6.3 million, respectively, from special access services. For the six months ended June 30, 2001, switched services increased approximately $1.6 million. The increase was offset by decreases in revenue of approximately $8.1 million in reciprocal compensation and $0.8 million in switched access. The increase in revenues was attributable to the Company's greater presence in its markets, an expanded customer base and increase in offerings to our existing customers. The increase was principally due to increases in the Company's service offerings such as special access, on-net switched and data services. Also, these increases in revenues were partially offset by a decrease in reciprocal compensation revenue due to reduced rates and decreases in resale revenue due to the Company's elimination of its switched resale portfolio. Going forward, while the Company is in bankruptcy, the Company does not expect to see significant increases in its revenues. However, the Company will continue to focus on growing it revenues while in bankruptcy.

    Included in Telecommunications services revenues is reciprocal compensation of approximately $10.2 million and $12.8 million for the three months ended June 30, 2001 and 2000, respectively and approximately $20.4 million and $28.4 million for the six months ended June 30, 2000. Reciprocal compensation relates to the transport and termination of local traffic (in our case, primarily to ISPs from ILEC customers) pursuant to various interconnection agreements. Several ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various interconnection agreements and under state and federal law and public policies. For the three and six months ended June 30, 2001, the Company received payments of approximately $1.0 million and $25.2 million, respectively, for reciprocal compensation. The primary reason for the lower payments in the second quarter is due to the ILECs right to set off pre-petition amounts due to them. Subsequent to June 30, 2001, $6.9 million of right of offset for certain ILEC's have been approved.

    The Company is involved in on-going negotiations with the ILECs regarding this issue. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. The Company believes that its outstanding receivables for reciprocal compensation of $40.9 million net of allowance, at June 30, 2001, are ultimately collectible, although the timing of receipts cannot be predicted at this time and may be impacted by the bankruptcy filing.

    In the second quarter of 2001, the Company evaluated its reciprocal compensation reserves and determined that a reserve established in the first quarter of 2001 would be reduced in the second quarter of 2001. This reduction was due to a change in the expectation of payment resulting from information received from regulatory counsel regarding the likelihood of recovering amounts billed. Also, the Company received a payment on the unreserved amount and an indication from the ILEC of their willingness to negotiate a settlement of the previously reserved amount.


NETWORK TECHNOLOGIES SERVICES

    The Network Technologies segment offers construction services, including the sale of Indefeasible Rights of Use ("IRUs") on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. Network Technologies services revenues decreased $17.6 million, or 58%, to $12.6 million for the three months ended June 30, 2001, compared with revenues of $30.1 million for the three months ended June 30, 2000. For the six months periods ended June 30, 2001 and 2000, Network Technologies services revenues decreased $1.4 million, or 4%, to $32.9 million from $34.4 million, respectively. The decrease in revenues is due to a larger amount of completed conduit contracts being recognized in 2000 versus fiber sales and project management contracts being recognized in 2001 as well as uncompleted conduits that are recognized using percentage of completion revenue recognition. The Company expects to see continued increases in revenues from Network Technologies services due to future growth and expansion in this line of business subject to the availability of adequate capital.

    On July 13, 2001, the Company entered into a letter of intent with one of its customers to terminate an Indefeasible Lease and Right of Use Agreement of June 30, 2000. This letter of intent would amend the Network Construction Services Agreement dated as of June 30, 2000 such that the customer is no longer required to purchase, and ACSI NT is no longer required to deliver, certain conduits in two of ACSI NT's markets. As part of this, the customer will return any assets delivered by ACSI NT under the IRU. The letter of intent is subject to final negotiation and approval of the Bankruptcy Court. Through June 30, 2001, ACSI NT has recognized revenue and cost of goods sold of approximately $11.3 million and $7.2 million, respectively related to the original agreement, including $3.5 million and $2.4 million, respectively, for the six months ended June 30, 2001. If this agreement is finalized, all previously recognized revenue and cost of goods sold will be reversed.

INTERNET SERVICES

    Included in Internet services are revenues from Internet access and Web hosting for 2000 and Web hosting only for 2001, sold through our subsidiary, "CyberGate". Revenue increases in Web hosting were partially offset by decreases in Internet access revenues due to the December 2000 sale of the Internet dial-up customer base. Internet services reported a decrease in revenues of $0.3 million, or 4%, to $6.8 million for the three months ended June 30, 2001 compared with revenues of $7.1 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, Internet service revenues decreased $0.3 million, or 2% to $14.0 million from $14.3 million for the six months ended June 30, 2000. For the three months ended June 30, 2001, revenues from Web hosting services were approximately $5.1 million compared with revenues of approximately $4.6 million for the same period of 2000. For the six months ended June 30, 2001, revenues from Web hosting services were approximately $10.2 million compared with revenues of approximately $9.1 million for the same period of 2000. Dial up Internet revenue for the three months ended June 30, 2001 for services provided to Earthlink during the transition of the Internet dial-up customer base was approximately $1.7 million compared with revenues of approximately $2.5 million for the same period of 2000. Dial up Internet revenue for the six months ended June 30, 2001 for services provided to Earthlink during the transition of the Internet dial-up customer base was approximately $3.8 million compared with revenues of approximately $5.2 million for the same period of 2000. Revenue in the future will consist solely of Web hosting revenue as the Company sold its dial-up Internet customers at the end of the fourth quarter of 2000.

COST OF SALES

    For the quarter ended June 30, 2001, compared with the quarter ended June 30, 2000, total cost of sales decreased $16.5 million, or 30%, to $39.0 million from $55.5 million for the three months ended June 30, 2000, as discussed below. For the six months ended June 30, 2001, total cost of sales decreased $15.4 million, or 16%, to $83.3 million from $98.7 million for the same period of 2000.

TELECOMMUNICATIONS SERVICES

    Cost of sales for Telecommunications services decreased $8.7 million, or 25%, to $26.8 million for the quarter ended June 30, 2001, from $35.6 million for the same period of 2000. For the six months ended June 30, 2001, telecommunications services cost of sales decreased $15.1 million, or 21%, to $56.6 million from $71.6 million for the six months ended June 30, 2000. These decreases are due to the Company's continued focus on reducing telco expenses. The Company has used automated systems to improve the accuracy and efficiency of the bill audit process and this has resulted in significant reductions of our telco expenses. In addition, we have improved internal processes to ensure that we do not continue to incur costs associated with former customers. The decrease is also due to continued negotiations with our vendors to obtain more favorable pricing and the elimination of the resale portion of our business. We will continue to focus on reducing our telco costs and we expect to see continued reductions going forward. These reductions are expected to come from continued negotiations with our vendors and continued improvements in our internal processes.

    Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs decreased approximately $9.7 million to approximately $21.3 million for the three months ended June 30, 2001, from approximately $31.0 million for the three months ended June 30, 2000. For the six months ended June 30, 2001 these costs decreased approximately $17.2 million to $45.3 million compare with $62.5 million for the same period of 2000. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended June 30, 2001 and 2000, these costs decreased approximately $0.1 million to approximately $4.4 million from $4.5 million, respectively. For the six months ended June 30, 2001 and 2000, these costs increased approximately $0.9 million to approximately $10.0 and $9.1 million, respectively. For the three and six months ended June 30, 2001, a retention bonus of $1.2 million is included as well.

NETWORK TECHNOLOGIES SERVICES

    Cost of sales for Network Technologies services decreased by approximately $7.2 million, or 44%, to $9.1 million for the quarter ended June 30, 2001, compared with $16.4 million for the same period of 2000. For the six months ended June 30, 2001, these costs increased by approximately $0.3 million, or 1%, to $20.2 million from $19.9 million for the same period of 2000. Included in Network Technologies costs of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services.

INTERNET SERVICES

    Cost of sales for Internet services decreased approximately $0.6 million, or 17%, to $3.0 million for the quarter ended June 30, 2001, compared with $3.6 million for the same period of 2000. For the six months ended June 30, 2001, these costs increased by approximately $0.6 million, or 8%, to $6.6 million from $7.2 million for the same period of 2000. Included in these costs are charges for domain registration associated with the web hosting customer base and telecommunications expenses related to the Internet access customers. For 2001, Internet Services had an increase in domain registration costs due to the greater concentration in this line of business. The increases in these costs were offset by a decrease in the telecommunications costs related to the Internet access customers. This decrease in telecommunications expenses is expected to continue as the Company completed the sale of its dial-up Internet customers at the end of the fourth quarter of 2000.

GROSS MARGIN

    For the quarter ended June 30, 2001, total gross margin increased 88 basis points to 48.9% from 40.1% for the quarter ended June 30, 2000, as discussed below. Gross margins increased 106 basis points to 48.3% for the six months ended June 30, 2001 from 37.7% for the same period of 2000, as discussed below.

TELECOMMUNICATIONS SERVICES

    Telecommunications services gross margin increased 170 basis points to 52.9% for the quarter ended June 30, 2001 from 35.9% for the same period of 2000. For the six months ended June 30, 2001, telecommunications services gross margins increased 158 basis points to 50.5% from 34.7% for the same period of 2000. These increases were primarily due to the reduction of telco expenses due to the improvement of the Company's bill audit systems and partially due to increases in sales volume. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors.

NETWORK TECHNOLOGIES SERVICES

    Network Technologies services gross margin decreased 184 basis points to 27.3% for the three months ended June 30, 2001 from 45.7% for the three months ended June 30, 2000. For the six months ended June 30, 2001, Network Technologies services gross margin decreased 34 basis points to 38.8% from 42.2% for the same period of 2000. The decrease is principally due to change in mix of revenue and number of contracts. This was primarily due to the larger amount of completed conduit sales in 2000 versus 2001.

INTERNET SERVICES

    Internet services gross margin increased 59 basis points to 55.4% for the three months ended June 30, 2001, compared with 49.5% for the three months ended 2000. For the six months ended June 30, 2001, gross margins increased approximately 29 basis points to 53.0% from 50.1% for the same period of 2000. The increases in gross margin were primarily due to the Company's announced exit from providing dial-up Internet services, which generated lower margins. Going forward, the Company will focus on its web hosting business in which the Company expects to earn higher margins.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

    For the quarter ended June 30, 2001, selling, general and administrative ("SG&A") expenses decreased $4.6 million, or 10%, to $41.4 million from $46.0 million for the same period of 2000, as discussed below. For the six months ended June 30, 2001, SG&A costs increased $3.9 million, or 4%, to $96.4 million from $92.6 million for the same period of 2000.

    Included in SG&A expenses are personnel costs such as employee salaries, bonuses, benefits and commissions. Such costs increased $2.3 million, to $19.8 million for the quarter ended June 30, 2001 from $17.5 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, these costs increased approximately $5.1 million to $40.8 million compared with $35.7 million for the same period of 2000. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. These expenses decreased $7.0 million, to $21.5 million for the quarter ended June 30, 2001 from $28.5 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, these costs decreased approximately $1.3 million to $55.6 million compared with $56.9 million for the same period of 2000.

    SG&A increased in part due to a retention bonus of $3.6 million. For the six month periods ended June 30, 2001 and 2000, the decrease in SG&A was offset by increases in personnel costs. Costs directly related to personnel costs include salaries, benefits, bonuses and commissions. Also included in SG&A costs are employee costs associated with the Company's restructuring efforts. Also, bad debt allowances have increased. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated and expects to see SG&A costs either remain flat or decline slightly.

NON-CASH STOCK COMPENSATION

    For the quarter ended June 30, 2001, the Company did not incur any non-cash stock compensation expense. For the three months ended June 30, 2000, non-cash compensation expense was $1.4 million. Non-cash stock compensation expense decreased $14.5 million, or 500%, to ($11.6) million for the six months ended June 30, 2001, from $2.9 million for the six months ended June 30, 2000.

    For 2000, included in non-cash compensation were accruals for the issuance of common stock in connection with performance bonuses. Costs associated with the accrual for performance bonuses were approximately $1.4 million and $2.9 million for the three and six months ended June 30, 2000, respectively. In the first quarter of 2001, the Company reversed the accrual of $11.9 million related to 2000 employee performance bonuses. Due to the bankruptcy filing, the performance bonus will not be paid as previously anticipated.

DEPRECIATION AND AMORTIZATION AND IMPAIRMENT OF FIXED ASSETS

    Depreciation and amortization expenses decreased $4.4 million, or 15%, to $25.2 million for the quarter ended June 30, 2001, from $29.6 million for the quarter ended June 30, 2000. For the six months ended June 30, 2001, depreciation and amortization expenses decreased $4.2 million, or 7%, to $53.6 million from $57.8 million for the same period of 2000. These decreases were partially due to the reclassification of certain assets to inventory. The decrease was partially offset by increases due to the increase in gross property, plant and equipment to approximately $854.8 million at June 30, 2001, compared with capital assets of approximately $826.4 million at June 30, 2000.

    During the first quarter of 2001, due to the bankruptcy filing and revised operating plans, the Company evaluated its on-going systems and information systems projects and determined that certain projects and systems would not be used by the Company. As a result of this, the Company recorded an impairment charge of approximately $12.1 million to write these assets off.

INTEREST AND OTHER INCOME

    Interest and other income decreased $1.7 million, or 94%, to $0.1 million for the quarter ended June 30, 2001, from $1.8 million for the quarter ended June 30, 2000. Interest and other income decreased $3.0 million, or 92%, to $0.3 million for the six months ended June 30, 2001 from $3.2 million for the same period of 2000. The decrease in interest income reflects a decrease in the cash and cash equivalents and restricted cash and investments balances of approximately $61.9 million from $64.4 million at June 30, 2000 to $2.5 million at June 30, 2001.

INTEREST AND OTHER EXPENSE

    Interest and other expense decreased $26.0 million, or 84%, to $4.9 million for the quarter ended June 30, 2001, from $30.9 million for the quarter ended June 30, 2000. Interest and other expense decreased $27.2 million, or 45%, to $33.4 million for the six months ended June 30, 2001 from $60.6 million for the same period of 2000. The decrease was primarily due to the Company's filing for bankruptcy protection. Due to this, the Company no longer accrues interest on debt that is subject to compromise. The decrease was also due to the decrease in interest for the Senior Secured Credit Facility due to a lower balance at June 30, 2001. Pro-forma interest expense for the three and six months ended June 30, 2001 assuming the Company did not file for bankruptcy protection would have been approximately $27.7 million and $58.6 million, respectively.

REORGANIZATION EXPENSE

    Reorganization expense for the three and six months ended June 30, 2001 totaled $2.9 million and $42.8 million, respectively, as follows:


                                                    Three Months          Six Months
                                                Ended June 30, 2001  Ended June 30, 2001
                                                -------------------  -------------------
Professional fees                               $ 2.9                 $ 5.8
Adjustment of senior notes to redemption value      -                   4.4
Write off of deferred financing fees                -                  31.8
Other                                               -                   0.8
                                                -----                 -----
     Total                                      $ 2.9                 $42.8
                                                =====                 =====

    Professional fees represent legal and financial advisory expenses directly related to the Filing.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

    Net loss decreased $31.9 million, or 46%, to $36.9 million for the quarter ended June 30, 2001 from $68.8 million for the quarter ended June 30, 2000. Net loss decreased $2.3 million, or 2%, to 148.6 million for the six months ended June 30, 2001 from $150.9 million for the six months ended June 30, 2000. The decrease in net loss was primarily due to improvements in gross margin and a reversal of previously recorded non-cash compensation expense as discussed above. Also, for the three month periods ended June 30, 2001 and 2000, the decrease was also due to decreases in SG&A costs. The decreases are partially offset by increases in reorganization costs and the impairment of fixed assets as discussed above.

    Further, net loss applicable to common stockholders decreased $31.9 million, or 39%, to $49.7 million for the quarter ended June 30, 2001 from $81.6 million for the same period of 2000. For the six months ended June 30, 2001, net loss applicable to common stockholders decreased $25.4 million, or 13%, to $174.3 million from $199.7 million for the same period of 2000. This decrease is due to a beneficial conversion charge of $24.6 million incurred in the first quarter of 2000 related to the issuance of the Convertible Preferred Stock.. In 2001, there were no beneficial conversion charges.

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

    From the Company's inception through June 30, 2001, the Company has raised net proceeds of approximately $1.5 billion from debt and equity financing. The Company is highly leveraged. As of June 30, 2001, the accreted value of its four senior discount notes totaled approximately $826.1 million. The principal amount outstanding under its senior secured credit facility totaled $134.6 million. e.spire's cash and cash equivalents decreased $6.0 million for the six months ended June 30, 2001. At June 30, 2001, e.spire had approximately $2.5 million of cash and cash equivalents available for the payment of financing costs, ongoing operations and capital expenditures. In addition, the Company has approximately $57 million available under the revolver as part of the DIP financing.

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

    The Debtor in Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), consists of a $25 million term loan and $60 million revolver with interest rates based on Wells Fargo Prime Rate plus 350 basis points and a maturity date that occurs upon: substantial consummation of a plan of reorganization that has been confirmed by the bankruptcy court, October 10, 2002, a conversion of our chapter 11 bankruptcy filing to chapter 7, the appointment of a trustee under chapter 11, the appointment of an examiner with expanded power under the bankruptcy code, the sale of all or substantially all of the assets of e.spire or ACSI NT under section 363 of the bankruptcy code, a final bankruptcy order is not entered, or we cease and discontinue our ordinary course business. The DIP Loan includes, without limitation, the following covenants: restrictions on our ability to incur further indebtedness and liens subject to certain specified exceptions, restrictions on certain fundamental changes in corporate structure, disposal of assets, and the payment of dividends. The DIP Loan is collateralized by the capital stock and assets of all of the subsidiaries of e.spire and the assets of e.spire and its subsidiaries. The bankruptcy court granted the DIP Loan lenders a first priority security interest to the extent of the DIP Loan outstanding principal and interest. Additionally, on June 12, 2001, as part of the order granting priority liens to the DIP lenders the court granted e.spire's pre-petition senior secured lender's request for an administrative priority claim in an amount equal to the lesser of $75 million or the amount of the DIP loan. Our use of the proceeds from the DIP Loan is limited to pay transactional costs incurred in connection with the DIP Loan and working capital to fund general corporate purposes. The DIP Loan also includes without limitation the following financial and operating covenants, minimum cumulative adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation ), minimum cumulative cash receipts from sales, outstanding DIP Loan indebtedness, capital expenditure maximums in connection with the CLEC and CyberGate, minimum conduit miles installed for ACSI NT and minimum fiber miles installed for ACSI NT. As of June 30, 2001, the Company had drawn $25 million of the term loan and $3 million of the revolver associated with the DIP loan.

    Management believes that current cash, short-term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable e.spire to fund operations through the bankruptcy restructuring process. In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, e.spire may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all. Additionally, there can be no assurance that there will be approval of the reorganization plan by the Bankruptcy Court. The Company is currently in the process of seeking exit financing that will allow the Company to emerge from bankruptcy. The negotiations for this exit financing are on-going and the Company hopes to arrange exit financing as soon as possible.


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

    The Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. However, under section 362 of the Bankruptcy Code, all matters in which e.spire is a defendant are subject to an automatic stay. e.spire expects all these matters to be discharged upon its exit from bankruptcy. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.

ITEM 2 - CHANGES IN SECURITIES

    None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

EXHIBIT
 NUMBER              DESCRIPTION
--------    -------------------------------
 10.1       Third Amendment to the Loan and Security
            Agreement dated as of July 20, 2001
 99.1       Supplemental Financial Information

(b)  Reports on Form 8-K

    1) Form 8-K, as filed April 2, 2001, announcing that the Company has filed for Chapter 11 bankruptcy.

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

                                                Date: September 10, 2001

                                         By:    /s/ BRADLEY E. SPARKS
                                                ---------------------
                                                Bradley E. Sparks,
                                                Chief Financial Officer

                                                Date: September 10, 2001

                                INDEX OF EXHIBITS

 EXHIBIT NO.            DESCRIPTION                      PAGE NO.
-------------           ----------------------           ---------
     10.1      Third Amendment to the Loan and              E-1
               Security Agreement dated as of
               July 20, 2001

     99.1      Supplemental Financial Information           E-2