Form 10-Q
period 2001-09-30
E SPIRE COMMUNICATIONS INC
filed 2001-11-15
CIK 932140

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2001

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

                          E.SPIRE COMMUNICATIONS, INC.

                                   FORM 10 - Q

                                      INDEX

                                        PART I. FINANCIAL INFORMATION
 Item 1.    Financial Statements
            Condensed Consolidated Balance Sheets - September 30, 2001 (unaudited)
            and December 31, 2000                                                                3
            Unaudited Condensed Consolidated Statements of Operations - Three and Nine
            Months Ended September 30, 2001 and 2000                                             4
            Unaudited Condensed Consolidated Statements of Cash Flows - Nine
            Months Ended September 30, 2001 and 2000                                             5
            Notes to Unaudited Condensed Consolidated Interim Financial Statements               6
 Item 2.    Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                               13
 Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          20

                                         PART II. OTHER INFORMATION

 Item 1.    Legal Proceedings                                                                   21
 Item 2.    Changes in Securities                                                               21
 Item 6.    Exhibits and Reports on Form 8-K                                                    21

 Signatures                                                                                     22
 Index of Exhibits                                                                              22

                                     PART I
                              FINANCIAL INFORMATION
ITEM 1 -- FINANCIAL STATEMENTS
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                     ($ IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                                           2001           2000
                                                                                        -----------    -----------
                         ASSETS                                                         (UNAUDITED)
Current Assets:
    Cash and cash equivalents                                                           $        86    $     7,352
    Trade accounts receivable, net of allowance for doubtful accounts of $15,887  and
           $33,642, respectively                                                             52,064         93,312
    Unbilled revenue                                                                         24,017         23,839
    Other current assets                                                                     10,116         11,146
                                                                                        -----------    -----------
        Total current assets                                                                 86,283        135,649
                                                                                        -----------    -----------

Inventory                                                                                   141,216         86,696

Networks, equipment and furniture, gross                                                    868,582        870,402
    Less: accumulated depreciation and amortization                                        (308,330)      (264,405)
                                                                                        -----------    -----------
                                                                                            560,252        605,997
Deferred financing fees, net of accumulated amortization of
    $3,728 and $19,398, respectively                                                          6,387         38,512
Assets held for sale                                                                         11,751         11,751
Restricted cash and investments                                                               1,179          2,694
Other assets                                                                                  4,250          4,341
                                                                                        -----------    -----------
        Total assets                                                                    $   811,318    $   885,640
                                                                                        ===========    ===========

           LIABILITIES, REDEEMABLE STOCK, AND STOCKHOLDERS' DEFICIT

Liabilities not subject to compromise - current:
    Notes payable - current portion                                                     $   134,647    $   136,740
    Secured Financing - Debtor in Possession - Term Loan - current portion                   25,000             --
    Secured Financing - Debtor in Possession - Revolver                                      33,982             --
    Obligations under capital leases - current portion                                          663         13,627
    Accounts payable                                                                         23,520         66,380
    Accrued interest                                                                            459         18,065
    Accrued employee costs                                                                   10,029          6,978
    Deferred revenue                                                                         16,641          6,785
    Other accrued liabilities                                                                28,911         21,212
                                                                                        -----------    -----------
        Total current liabilities                                                           273,852        269,787
                                                                                        -----------    -----------

Liabilities subject to compromise                                                           963,055             --

Liabilities not subject to compromise - long term:
    Notes payable, less current portion                                                          --        811,153
    Obligations under capital leases, less current portion                                      445         32,458
    Deferred revenue - long term                                                             23,591         12,159
    Other long-term liabilities                                                               5,184          4,485
                                                                                        -----------    -----------
        Total liabilities                                                                 1,266,127      1,130,042
                                                                                        -----------    -----------

Redeemable stock:
    14 3/4% Redeemable Preferred Stock due 2008                                             122,275        106,179
    12 3/4% Junior Redeemable Preferred Stock due 2009                                      243,052        221,293
                                                                                        -----------    -----------
        Total redeemable stock                                                              365,327        327,472

Stockholders' deficit:
    Series A Convertible Preferred Stock, $1 par value, 250,000
     shares authorized, 81,177 shares issued and outstanding                                     81             81
    Exchangeable Preferred Stock, $1 par value, 50,000 shares authorized,
      50,000 shares issued and outstanding                                                       50             50
    Common Stock, $0.01 par value, 250,000,000 shares authorized,
       57,586,836 and 56,190,847 shares, respectively, issued and outstanding                   576            562
    Additional paid-in capital                                                              309,371        359,302
    Accumulated deficit                                                                  (1,130,214)      (931,869)
                                                                                        -----------    -----------
Total stockholders' deficit                                                                (820,136)      (571,874)
                                                                                        -----------    -----------

Total liabilities, redeemable stock and stockholders' deficit                           $   811,318    $   885,640
                                                                                        ===========    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                          E.SPIRE COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ($ IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                       --------------------------      -------------------------
                                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                                               -------------                  -------------
                                                                          2001            2000            2001            2000
                                                                      ------------------------------------------------------------
Revenues:
       Telecommunications services                                    $     47,214    $     58,027    $    161,395    $    167,770
       Network technologies services                                          (899)         26,629          32,036          61,010
       Internet services                                                     5,304           7,135          19,311          21,474
                                                                      ------------    ------------    ------------    ------------
Total revenues                                                              51,619          91,791         212,742         250,254

Cost of sales:
       Telecommunications services, excluding noncash
          stock compensation (benefit) of $0, $462, ($2,836)
         and $728, respectively                                             25,689          31,088          82,260         102,735
       Network technologies services, excluding
          noncash stock compensation (benefit) of  $0, $290, ($845)
          and $633, respectively                                               919          15,238          21,075          35,117
       Internet services                                                     2,529           3,363           9,115          10,525
                                                                      ------------    ------------    ------------    ------------
Total cost of sales                                                         29,137          49,689         112,450         148,377

Gross profit (loss):
       Telecommunications services                                          21,525          26,939          79,135          65,035
       Network technologies services                                        (1,818)         11,391          10,961          25,893
       Internet services                                                     2,775           3,772          10,196          10,949
                                                                      ------------    ------------    ------------    ------------
Total gross profit                                                          22,482          42,102         100,292         101,877

Operating expenses
       Selling, general and administrative, excluding
         noncash stock compensation of $0, $2,605, ($7,910),
         and $4,938, respectively                                           41,130          46,489         137,573         139,050
       Noncash stock compensation expense (benefit)                             --           3,357         (11,592)          6,299
       Impairment of fixed assets                                               --              --          12,062              --
       Depreciation and amortization                                        24,084          25,409          77,685          83,174
                                                                      ------------    ------------    ------------    ------------
Total operating expenses                                                    65,214          75,255         215,728         228,523


Loss from operations                                                       (42,732)        (33,153)       (115,436)       (126,646)
Nonoperating income/expenses
       Interest and other income                                               (15)         (1,006)           (281)         (4,241)
       Interest and other expense, excluding unrecorded
        contractual interest expense of $23,614, $0, $43,438
        and $0, respectively                                                 5,923          32,424          39,328          93,030
                                                                      ------------    ------------    ------------    ------------


Loss before reorganization charges                                         (48,640)        (64,571)       (154,483)       (215,435)


Reorganization charges                                                       1,118              --          43,862              --
                                                                      ------------    ------------    ------------    ------------


Net loss                                                                   (49,758)        (64,571)       (198,345)       (215,435)
Preferred stock dividends, accretion and beneficial
   conversion                                                               12,905          13,128          38,599          61,980
                                                                      ------------    ------------    ------------    ------------

Net loss applicable to common stockholders                            $    (62,663)   $    (77,699)   $   (236,944)   $   (277,415)
                                                                      ============    ============    ============    ============

Basic and diluted net loss per common share                           $      (1.09)   $      (1.44)   $      (4.12)   $      (5.27)
                                                                      ============    ============    ============    ============
Weighted average number of common
   Shares outstanding                                                   57,477,921      53,782,946      57,490,440      52,602,306
                                                                      ============    ============    ============    ============

See accompanying notes to unaudited condensed consolidated financial statements.

                          E.SPIRE COMMUNICATIONS, INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ IN THOUSANDS) (UNAUDITED)

                                                                                   FOR THE NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                                    ----------------------
                                                                                       2001        2000
                                                                                    ---------    ---------
Cash flows from operating activities

Net Loss                                                                            $(198,345)   $(215,435)
Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation and amortization                                                   77,685       83,174
       Loss on impairment of fixed assets                                              12,062           --
       Interest deferral and accretion                                                 10,502       48,691
       Amortization of deferred financing fees                                          2,959        4,615
       Write-off of deferred financing fees                                            31,788
       Adjustment of senior notes to redemption value                                   4,415           --
       Non-cash stock compensation (benefit)                                          (11,592)       6,299
       Changes in operating assets and liabilities:
             Trade accounts receivable                                                 41,070      (16,501)
             Other current assets                                                       1,030         (670)
             Other assets                                                                  91         (109)
             Accounts payable                                                          26,444       17,120
             Other liabilities                                                         45,602       14,724
                                                                                    ---------    ---------
Net cash provided by (used in) operating activities                                    43,711      (58,092)

Cash flows from investing activities
       Release of restricted cash and investments related to network activities            --        1,042
       Other assets-non operating                                                          --       (2,432)
       Customer return of inventory                                                    (7,168)
       Purchase of networks, equipment, furniture and inventory                       (90,069)     (96,184)
                                                                                    ---------    ---------
Net cash used in investing activities                                                 (97,237)     (97,574)

Cash flows from financing activities
       Issuance of Preferred Stock                                                         --      150,665
       Cost associated with Preferred Stock issuance                                       --       (1,952)
       Secured Financing - Debtor in Possession Term Loan                              25,000           --
       Secured Financing - Debtor in Possession Revolver                               33,982           --
       Payment of dividends for preferred stock                                           (11)         (96)
       Payment of notes payable                                                        (2,093)     (25,000)
       Payment of lease obligation                                                     (9,053)      (7,821)
       Payment of deferred financing fees                                              (2,622)          (4)
       Release of restricted cash and investments related to financing activities       1,515       15,125
       Exercise of warrants, options and other                                           (458)       5,781
                                                                                    ---------    ---------
Net cash provided by financing activities                                              46,260      136,698


Net decrease in cash & cash equivalents                                                (7,266)     (18,968)
Cash and cash equivalents - beginning of period                                         7,352       62,525
                                                                                    =========    =========
Cash and cash equivalents - end of period                                           $      86    $  43,557
                                                                                    =========    =========

Supplemental disclosure of cash flow information:
       Interest paid                                                                $  14,150    $  47,416
       Assets acquired under capital lease                                          $      --    $     285
       Dividends declared with preferred stock                                      $   6,953    $  31,230



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

     The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, have been prepared by the Company, without audit. In the opinion of management, all adjustments, which include normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows as of September 30, 2001, and for all periods presented, have been made. Certain amounts in the 2000 condensed consolidated statements have been reclassified to conform to the 2001 presentation. Operating results for the three and nine months ended September 30, 2001, are not necessarily indicative of the operating results for the full year.

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

(b)   OPERATING ENVIRONMENT

     Since formation, the Company has incurred significant net operating losses and negative cash flow from operating activities. During the nine months ended September 30, 2001, the Company generated positive cash flow from operating activities primarily due to a decrease in accounts receivable, an increase in operating receipts and an increase in our trade payables, (certain of which are classified as subject to compromise) to our vendors and other liabilities as a result of filing for bankruptcy protection as discussed below. However, going forward, the Company expects to incur negative cash flow from operating activities through at least 2001. The Company may never achieve or sustain profitability or generate positive cash flow in the future.

     As of September 30, 2001, the Company had an accumulated deficit of approximately $1,130 million, stockholders' deficit of approximately $820 million and negative working capital, excluding, items subject to compromise of approximately $188 million.

     On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code ("the Bankruptcy Code") in the Federal District of Delaware in order to preserve cash and facilitate the restructuring of e.spire's long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. The Company has obtained $85 million of debtor-in-possession financing, which consists of a $25 million term loan and a $60 million revolver with interest rates based on Wells Fargo Prime Rate plus 350 basis points and a maturity date that occurs upon: substantial consummation of a plan of reorganization that has been confirmed by the bankruptcy court, October 10, 2002, a conversion of our chapter 11 bankruptcy filing to chapter 7, the appointment of a trustee under chapter 11, the appointment of an examiner with expanded power under the bankruptcy code, the sale of all or substantially all of the assets of e.spire or ACSI NT under section 363 of the bankruptcy code, a final bankruptcy order is not entered, or if we cease and discontinue our ordinary course business. The DIP Loan includes, the following covenants: restrictions on our ability to incur further indebtedness and liens subject to certain specified exceptions, restrictions on certain fundamental changes in corporate structure, disposal of assets, and the payment of dividends. The DIP Loan is collateralized by the capital stock and assets of e.spire and all of the subsidiaries of e.spire. The bankruptcy court granted the DIP Loan lenders a first priority security interest to the extent of the DIP Loan outstanding principal and interest. Additionally, on June 12, 2001, as part of the order granting priority liens to the DIP lenders the court granted e.spire's pre-petition senior secured lender's request for an administrative priority claim in an amount equal to the lesser of $75 million or the amount of the DIP loan. Our use of the proceeds from the DIP Loan is limited to pay transactional costs incurred in connection with the DIP Loan and working capital to fund general corporate purposes. The DIP Loan also includes the following financial and operating covenants: minimum cumulative adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), minimum cumulative cash receipts from sales, outstanding DIP Loan indebtedness, capital expenditure maximums in connection with the CLEC and CyberGate, minimum conduit miles installed for ACSI NT, minimum fiber miles installed for ACSI NT and required completion of three fiber optic cable networks, two by December 31, 2001 and one by March 30, 2002. As of September 30, 2001, the Company was not in compliance with certain covenants under the DIP loan, which constitutes an event of default under the agreement. Due to the noncompliance under the DIP loan, effective October 1, 2001, the outstanding amounts under the DIP loan are subject to an increase in the interest rates of 200 basis points. The lenders have advised e.spire that they do not intend to accelerate the DIP loan due to the noncompliance. The Company is currently negotiating the terms of a waiver with the DIP lenders. To date, the lenders have continued to fund the DIP loan. As of September 30, 2001, the Company had drawn approximately $34 million on the revolver, $25 million on the term loan and had $6.4 million outstanding in letters of credit. The Company believes that this financing arrangement will be sufficient to fund operations through the bankruptcy restructuring process.

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

     Pursuant to SOP 90-7, the Company is required to segregate prepetition liabilities that are subject to compromise and report them separately in the consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the amount of the expected allowed claims, even if they may be settled for lesser amounts. All of the Company's prepetition debt is now in default, and is recorded at face value and classified, with the exception of the Senior Secured Credit Facility which the Company believes is fully secured, within liabilities subject to compromise.

     Additional prepetition claims (liabilities subject to compromise) may arise due to the rejection of executory contracts or unexpired leases, or as a result of the allowance of contingent or disputed claims.

     SOP 90-7 also requires separate reporting of all revenues, expenses, realized gains and losses, and provision for losses related to the Filing as Chapter 11 reorganization items. Accordingly, e.spire recorded a total of $1.1 million and $43.9 million as Chapter 11 costs for the third quarter and nine months of 2001, respectively, consisting of ($'s in millions):

                                                         THREE MONTHS                      NINE MONTHS
                                                   ENDED SEPTEMBER 30, 2001         ENDED SEPTEMBER 30, 2001
                                                   ------------------------         ------------------------
Professional fees                                           $  0.9                           $   6.7
Adjustment of senior notes to redemption value                   -                               4.4
Write off of deferred financing fees                             -                              31.8
Other                                                          0.2                               1.0
                                                               ---                           -------
     Total                                                  $  1.1                           $  43.9
                                                            ======                           =======

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

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

RESTRICTED CASH AND INVESTMENTS

     At September 30, 2001, restricted cash was approximately $1.2 million. This relates to the interest associated with the Senior Credit Facility. The Company has provided performance bonds and letters of credit in various cities in connection with its operations, resulting in a restriction to cash amounting to approximately $2.7 million at December 31, 2000. The face amount of all bonds and letters of credit is approximately $16.8 million as of December 31, 2000.

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

RISKS AND UNCERTAINTIES

a) LIQUIDITY AND NEGATIVE CASH FLOW

     Since formation, the Company has incurred significant net operating losses and negative cash flow from operating activities. As of September 30, 2001, the Company had an accumulated deficit of $1,130.2 million. During the three and nine months ended September 30, 2001, the Company incurred a net loss of $49.8 million and $198.3 million, respectively, and generated positive cash flow from operating activities of $43.7 million primarily due to a decrease in accounts receivable, an increase in operating receipts and an increase in our trade payables to our vendors and other liabilities as a result of filing for bankruptcy protection as discussed below. However, going forward, we expect to incur negative cash flow from operating activities through the remainder of 2001. We may never achieve or sustain profitability or generate positive cash flow in the future.

    On March 22, 2001, e.spire and its subsidiaries filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware in order to facilitate the restructuring of e.spire's long-term debt, trade liabilities and other obligations. e.spire and its bankruptcy filing subsidiaries are currently operating as debtors-in-possession under the supervision of the United States District Court for the District of Delaware. e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), which consists of a $25 million term loan and a $60 million revolver. The DIP loan contains certain financial and operating covenants. As of September 30, 2001, the Company was not in compliance with certain covenants under the DIP loan. The Company is currently negotiating the terms of a waiver with the DIP lenders. To date, the lenders have continued to fund the DIP loan. Management believes that current cash, short term investments and the debtor-in-possession financing, along with protection under bankruptcy law, should enable e.spire to fund operations through the bankruptcy restructuring process. The Company is currently in the process of seeking exit financing that will allow the Company to emerge from bankruptcy. The negotiations for this exit financing are on-going and the Company hopes to arrange exit financing as soon as possible. In the event that plans or assumptions change, or prove to be inaccurate, significant unexpected expenses are incurred, or cash resources, together with borrowings under the debtor-in-possession financing arrangement, prove to be insufficient to fund operations, e.spire may be required to seek additional sources of capital (or seek additional capital sooner than currently anticipated). There can be no guarantee, however, that additional capital will be available on reasonable terms, or at all.

     By filing for bankruptcy, e.spire is attempting to facilitate a financial restructuring that e.spire believes will significantly reduce its debt structure and enable it to compete more effectively in the future. Through the Chapter 11 process, e.spire can continue business operations without interruption while it seeks to obtain the necessary approval of its financial restructuring plan. While it is not e.spire's intention to go out of business or liquidate, it can not make any assurances that it will be able to obtain the financing necessary for it to successfully exit Chapter 11 and continue its future operations.

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

     As of September 30, 2001, the Company had $1,058.0 million of indebtedness and the accreted value of its redeemable preferred stock was $365.3 million. As previously discussed, e.spire entered into a Debtor-in-Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), which consists of a $25 million term loan and a $60 million revolver. As of September 30, 2001, the Company had drawn $25 million on the term loan and approximately $34 million on the revolver. The Company's management team, under Court supervision, will attempt to implement the rest of an aggressive business plan designed to take e.spire through the restructuring process and bring it out of bankruptcy as quickly as possible. However, in the event that e.spire is unsuccessful in restructuring its capital structure, it would have a material adverse affect on e.spire's ability to continue as a going concern.

b) RECIPROCAL COMPENSATION

     The Company has recorded net revenue of approximately $3.9 million and $24.3 million for the three and nine months ended September 30, 2001, respectively, and approximately $13.5 million and $42.0 million, respectively, for the same periods of 2000, for reciprocal compensation relating to the transport and termination of local traffic, primarily to Internet Service Providers ("ISPs"), from customers of Incumbent Local Exchange Carriers ("ILECs") pursuant to various interconnection agreements. During this period, the ILECs have not paid a substantial portion of the amounts billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various agreements and are not subject to payment of transport and termination charges under state and federal laws and public policies. However, the Company has resolved certain of these disputes, as discussed in the following paragraphs. The resolutions of these disputes have been, and will continue to be, based on rulings by state public utility commissions and/or by the Federal Communications Commission (FCC), commercial arbitrators, or through negotiations between the parties. To date, there have been favorable final rulings from over 30 state public utility commissions that ISP traffic is subject to the payment of reciprocal compensation under current interconnection agreements. Many of these state commission decisions have been appealed by the ILECs. To date, at least five federal court decisions, including two federal circuit court of appeals decisions have been issued upholding state commission decisions ordering the payment of reciprocal compensation for ISP traffic. On February 25, 1999, the FCC issued a decision that ISP-bound traffic is jurisdictionally interstate in nature. The decision relies on the long-standing federal policy that ISP traffic, although jurisdictionally interstate, is treated as though it is local traffic for pricing purposes. The decision also emphasized that, because the FCC concluded that there currently are no federal rules governing inter-carrier compensation for ISP traffic, the determination as to whether such traffic was subject to reciprocal compensation under the terms of interconnection agreements was properly made by the state commissions and that carriers were bound by their interconnection agreements and state commission decisions regarding the payment of reciprocal compensation for ISP traffic.

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

     In January 2000, a commercial arbitrator awarded the Company damages in the amount of approximately $1.9 million, including interest, from an ILEC for the state of Florida. This award settles reciprocal compensation from such ILEC for the state of Florida through July 31, 1999. The Company has initiated the process to obtain a further award through August 31, 2001. In February 2000, a commercial arbitrator granted the Company the right to recover $14.2 million from BellSouth, representing reciprocal compensation, including accrued interest, through December 31, 1999 for the states of Alabama, Louisiana, and South Carolina. The Company has collected these amounts. e.spire has also reached a settlement with Southwestern Bell, settling reciprocal compensation claims in Missouri, Oklahoma, Kansas, and Arkansas through December 31, 2000 and also setting new rates going forward. e.spire has received payment from Southwestern Bell consistent with the settlement. However, in Arkansas, Southwestern Bell has challenged the Company's opt-in to an existing agreement. The Company is currently negotiating with Southwestern Bell to resolve the issue. The Company has also reached a settlement with Qwest, settling portions of reciprocal compensation through March 31, 2001, and has received payment consistent with the settlement.

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

     The Company has outstanding trade accounts receivable related to reciprocal compensation of approximately $25.3 million at September 30, 2001, net of allowances of approximately $4.1 million. The allowances are determined based on a state by state analysis of the collectibility of billed amounts. The Company believes that this receivable, net of allowances, is collectible, although the timing of receipts cannot be predicted at this time and will be impacted by future developments.


c) LEGAL MATTERS

     On March 22, 2001, the Company filed voluntary petitions for protection under Chapter 11 of the United States Bankruptcy Code in the Federal District of Delaware. The Company is currently operating as debtors-in-possession under the supervision of the Bankruptcy Court.

     The Company and its subsidiaries are currently parties to routine litigation incidental to their business, none of which, individually or in the aggregate, are expected to have a material adverse effect on the Company. However, under section 362 of the Bankruptcy Code, most matters in which e.spire is a defendant are subject to an automatic stay. e.spire expects all of these matters to be discharged upon its exit from bankruptcy. The Company and its subsidiaries are parties to various court appeals and regulatory arbitration proceedings relating to certain of the Company's interconnection agreements and continue to participate in regulatory proceedings before the FCC and state regulatory agencies concerning the authorization of services and the adoption of new regulations.

     In November 2001, e.spire filed two complaints against Verizon Communications, Inc. and Verizon Maryland ("Verizon") in the United States Bankruptcy Court for the District of Delaware and before the Maryland Public Service Commission, respectively. Among other things, e.spire is seeking payment of $2.6 million in overdue payments that Verizon is withholding in violation of a June order issued by the Maryland Public Service Commission. Verizon claims that it is owed money by e.spire and sent e.spire a termination notice for non-payment in October. e.spire is also seeking injunctive relief prohibiting Verizon from suspending or terminating service on accounts subject to the termination notice, because e.spire is current on its payments to Verizon. While e.spire can not predict the outcome of these proceedings e.spire believes that Verizon will ultimately be required to pay e.spire the past due amounts.

STOCK COMPENSATION

     In the first quarter of 2001, the Company reversed accruals in the amount of approximately $11.9 million related to 2000 performance bonuses. Due to the bankruptcy filing, the performance bonuses will not be paid as previously anticipated.

IMPAIRMENT OF FIXED ASSETS

     During the first quarter of 2001, due to the bankruptcy filing and revised operating plans, the Company evaluated its on-going operating and information systems projects and determined that certain projects and systems would not be used by the Company. As a result of this, the Company recorded an impairment charge of approximately $12.1 million.

ASSETS HELD FOR SALE

     The Company has classified $11.8 million of long haul fiber as held for sale. The Company is trying to find a buyer for these assets. The assets have been written down to the estimated realizable value.

ACSI NETWORK TECHNOLOGIES REVENUE

      On August 28, 2001, the Company entered into an agreement with one of its customers to terminate an Indefeasible Lease and Right of Use Agreement. This agreement amended the Network Construction Services Agreement dated as of June 30, 2000 such that the customer was no longer required to purchase, and ACSI NT was no longer required to deliver, certain conduits in two of ACSI NT's markets. As part of this, the customer returned any assets that were delivered by ACSI NT. Through June 30, 2001, ACSI NT had previously recognized revenue and cost of goods sold using the percentage of completion method of accounting of approximately $11.3 million and $7.2 million, respectively related to the original agreement. All previously recognized revenue and costs of goods sold were reversed during the third quarter of 2001.

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

     The Company evaluates performance based on revenue from third parties, gross margin and adjusted EBITDA. Adjusted EBITDA consists of net loss before net interest, income taxes, depreciation and amortization, noncash stock compensation, reorganization expenses and impairment of fixed assets. EBITDA for Telecommunications services, Internet and Network Technologies services are approximately ($13.5) million, $.05 million and ($5.2) million, respectively, for the quarter ended September 30, 2001 compared with EBITDA of approximately, ($11.9) million, $0.2 million and $7.3 million, respectively, for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, EBITDA for Telecommunications services, Internet and Network Technologies services are approximately ($40.5) million, $1.0 million and $2.3 million, respectively, compared with EBITDA of approximately, ($52.7) million, $16.3 million and ($0.8) million, respectively, for the nine months ended September 30, 2000.

     The reportable total assets for Telecommunications services, Internet and Network Technologies services are approximately $614.9 million, $10.0 million and $186.5 million, respectively, at September 30, 2001. Network Technologies services assets primarily consist of accounts receivable, inventory and property, plant and equipment that are specifically identifiable with Network Technologies.

NOTE 4: LIABILITIES SUBJECT TO COMPROMISE

     As a result of e.spire's Chapter 11 filing, pursuant to SOP 90-7, e.spire is required to segregate prepetition liabilities that are subject to compromise and report them separately on the condensed consolidated balance sheet. Liabilities that may be affected by a plan of reorganization are recorded at the expected amount of the allowed claims, even if they may be settled for lesser amounts. Substantially all of e.spire's prepetition debt, with the exception of the Senior Secured Credit Facility which the Company believes is fully secured, is recorded at face value and is classified within liabilities subject to compromise.

LIABILITIES SUBJECT TO COMPROMISE AT SEPTEMBER 30, 2001 ARE AS FOLLOWS ($'S IN MILLIONS):

Debt                                                    $   826.1
Prepetition obligations under capital leases                 37.2
Prepetiton accounts payable                                  69.3
Prepetiton accrued interest                                  30.5
                                                        ---------
  Total liabilities subject to compromise               $   963.1
                                                        =========

NOTE 5: NEW ACCOUNTING PRONOUNCEMENTS

            In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (Statement 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). Statement 144 retains the fundamental provisions in Statement 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with Statement 121. For example, Statement 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. Statement 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike Statement 121, an impairment assessment under Statement 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under Statement No. 142, Goodwill and Other Intangible Assets.

            The Company is required to adopt Statement 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of Statement 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under Statement 144 is largely unchanged from Statement 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of Statement 144 will have on the Company's financial statements.



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

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause e.spire's actual results to be materially different from any future results expressed or implied by e.spire in those statements including risks factors identified, among other places, under "Risk Factors" in e.spire's Form 10-K for the year-ended December 31, 2000. Additional factors that could cause actual results to differ materially from those in the forward-looking statements include, without limitation:

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

OVERVIEW

     e.spire Communications, Inc., formed in 1993, seeks to be a leading facilities-based integrated communications provider to businesses. The Company currently operates in 38 markets throughout the United States where it has local fiber optic networks. By the end of 1997, the Company had become one of the first CLECs to combine the provision of dedicated, local and long distance voice services with frame relay, ATM and Internet services. Having established this suite of telecommunications services which emphasizes data capabilities in addition to traditional CLEC offerings, e.spire seeks to provide customers with superior service and competitive prices while offering a single source for integrated communications services designed to meet its business customers' needs. The Company's facilities-based network infrastructure is designed to provide services to customers on an end-to-end basis, and, as of September 30, 2001, was comprised of 3,775 route miles of fiber in its 38 local networks in 21 states, 46 ATM switches, 51 routers, 28 voice switches and approximately 26,000 backbone long haul miles in its leased coast-to-coast broadband data network. During 2000 and 2001, in a shift of corporate strategy, we have concentrated our market efforts on the 28 markets where we have full voice and data capacity. ACSI NT was formed to pursue opportunities in fiber optic network design and construction with carriers, large end user customers and municipalities. ACSI NT is a wholly owned subsidiary of e.spire which provides full service network development solutions including business planning, market analysis, engineering, project management, construction and network monitoring center design.

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

RESULTS OF OPERATIONS

REVENUES

     The Company reported a decrease in total revenues of $40.2 million, or 44%, to $51.6 million for the three months ended September 30, 2001, compared with revenues of $91.8 million for the three months ended September 30, 2000, as discussed below. For the nine months ended September 30, 2001, total revenues decreased $37.6 million, or 15% to $212.7 from $250.3 million for the same period of 2000, as discussed below.

TELECOMMUNICATIONS SERVICES

     Included in Telecommunications services are revenues from the dedicated access, switched local, long distance, reciprocal compensation and data products. The Company reported a decrease in Telecommunications services revenues of approximately $10.8 million, or 19%, to $47.2 million for the quarter ended September 30, 2001, compared with revenues of $58.0 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, Telecommunications services revenues decreased approximately $6.4 million, or 4%, to $161.4 million from $167.8 million from the same period of 2000. The decrease is primarily attributable to decreases in reciprocal compensation revenue of $9.6 million and $17.7 million, respectively, due to reduced rates and a decrease in usage due to the loss of certain significant customers, and a decrease in switched access revenue of $1.0 million and $1.9 million, respectively. The decrease was offset by increases in revenue of approximately $3.9 million and $10.2 million, respectively from special access services. For the nine months ended September 30, 2001, data services increased approximately $4.4 million. These increases in revenues are attributable to increases in the Company's service offerings such as special access, on-net switched and data services. Going forward, while the Company is in bankruptcy, the Company does not expect to see significant increases in its revenues. However, the Company will continue to focus on growing it revenues while in bankruptcy.

     Included in Telecommunications services revenues is reciprocal compensation of approximately $3.9 million and $13.5 million for the three months ended September 30, 2001 and 2000, respectively and approximately $24.3 million and $42.0 million for the nine months ended September 30, 2001 and 2000. Reciprocal compensation relates to the transport and termination of local traffic (in our case, primarily to ISPs from ILEC customers) pursuant to various interconnection agreements. Several ILECs have not paid a substantial portion of the amount billed by the Company and have disputed these charges based on the belief that such calls are not local traffic as defined by the various interconnection agreements and under state and federal law and public policies. For the three and nine months ended September 30, 2001, the Company received payments of approximately $18.0 million and $43.2 million, respectively, for reciprocal compensation.

     The Company is involved in on-going negotiations with the ILECs regarding reciprocal compensation. The continued resolution of the remaining disputes will be based on rulings by state PUCs, the FCC, the courts and/or commercial arbitrators. The Company believes that its outstanding receivables for reciprocal compensation of $25.3 million net of allowance, at September 30, 2001, are ultimately collectible, although the timing of receipts cannot be predicted at this time and may be impacted by the bankruptcy filing.



NETWORK TECHNOLOGIES SERVICES

     The Network Technologies segment offers construction services, including the sale of fiber, conduit and Indefeasible Rights of Use ("IRUs") on portions of e.spire's networks to IXCs and other customers, fiber optic network design and project management services. Network Technologies services revenues decreased $27.5 million, or 103%, to ($0.9) million for the three months ended September 30, 2001, compared with revenues of $26.6 million for the three months ended September 30, 2000. For the nine month periods ended September 30, 2001 and 2000, Network Technologies services revenues decreased $29.0 million, or 48%, to $32.0 million from $61.0 million, respectively. The decrease in revenues is due to an agreement reached in August, 2001, with one its customers to terminate an Indefeasible Lease and Right of Use Agreement. This agreement amended the Network Construction Services Agreement dated as of June 30, 2000 such that the customer is no longer required to purchase, and ACSI NT is no longer required to deliver, certain conduits in two of ACSI NT's markets. As part of this, the customer returned any agreed upon assets delivered by ACSI NT. ACSI NT had previously recognized revenue and cost of goods sold using the percentage of completion method of accounting of approximately $11.3 million and $7.2 million, respectively related to the original agreement for the nine months ended September 30, 2001. This reduction in revenue was offset by revenue of $10.4 million and $20.7 million, respectively for the three and nine months ended September 30, 2001. The Company expects to see increases in revenues from Network Technologies services due to future growth and expansion in this line of business subject to the availability of adequate capital.

INTERNET SERVICES

     Included in Internet services are revenues from Internet access and Web hosting for 2000 and Web hosting only for 2001, sold through our subsidiary, CyberGate. Revenue increases in Web hosting were partially offset by decreases in Internet access revenues due to the December 2000 sale of the Internet dial-up customer base. Internet services reported a decrease in revenues of $1.8 million, or 25%, to $5.3 million for the three months ended September 30, 2001 compared with revenues of $7.1 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, Internet service revenues decreased $2.2 million or 10% to $19.3 million from $21.5 million for the nine months ended September 30, 2000. For the three months ended September 30, 2001, revenues from Web hosting services were approximately $5.1 million compared with revenues of approximately $4.8 million for the same period of 2000. For the nine months ended September 30, 2001, revenues from Web hosting services were approximately $15.3 million compared with revenues of approximately $14.0 million for the same period of 2000. Dial up Internet revenue for the three months ended September 30, 2001 for services provided to Earthlink during the transition of the Internet dial-up customer base was approximately $0.2 million compared with revenues of approximately $2.3 million for the same period of 2000. Dial up Internet revenue for the nine months ended September 30, 2001 for services provided to Earthlink during the transition of the Internet dial-up customer base was approximately $4.0 million compared with revenues of approximately $7.5 million for the same period of 2000. Revenue in the future will consist solely of Web hosting revenue as the Company sold its dial-up Internet customers at the end of the fourth quarter of 2000.

COST OF SALES

     For the quarter ended September 30, 2001, compared with the quarter ended September 30, 2000, total cost of sales decreased $20.6 million, or 41%, to $29.1 million from $49.7 million for the three months ended September 30, 2000, as discussed below. For the nine months ended September 30, 2001, total cost of sales decreased $35.9 million, or 24%, to $112.5 million from $148.4 million for the same period of 2000.

TELECOMMUNICATIONS SERVICES

     Cost of sales for Telecommunications services decreased $5.4 million, or 17%, to $25.7 million for the quarter ended September 30, 2001, from $31.1 million for the same period of 2000. For the nine months ended September 30, 2001, telecommunications services cost of sales decreased $20.4 million, or 20%, to $82.3 million from $102.7 million for the nine months ended September 30, 2000. These decreases are due to the Company's continued focus on reducing telco expenses and due to the reduced revenue levels. The Company has used automated systems to improve the accuracy and efficiency of the bill audit process and this has resulted in significant reductions of our telco expenses. In addition, we have improved internal processes to ensure that we do not continue to incur costs associated with former customers. The decrease is also due to continued negotiations with our vendors to obtain more favorable pricing and the elimination of the resale portion of our business. We will continue to focus on reducing our telco costs and we expect to see continued reductions going forward. These reductions are expected to come from continued negotiations with our vendors and continued improvements in our internal processes.

     Included in cost of sales are costs of Telecommunications services paid to IXCs, ILECs and others for leased telecommunications facilities, access and services. Such costs decreased approximately $6.3 million to approximately $20.3 million for the three months ended September 30, 2001, from approximately $26.6 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001 these costs decreased approximately $23.4 million to $65.7 million compared with $89.1 million for the same period of 2000. In addition, network related personnel costs such as employee salaries and benefits are also included in cost of sales. For the three months ended September 30, 2001 and 2000, these costs increased approximately $0.9 million to approximately $5.4 million from $4.5 million, respectively. For the nine months ended September 30, 2001 and 2000, these costs increased approximately $3.0 million to approximately $16.6 and $13.6 million, respectively. For the three and nine months ended September 30, 2001, a retention bonus of $0.7 million and $1.9 million, respectively, are included as well.

NETWORK TECHNOLOGIES SERVICES

     Cost of sales for Network Technologies services decreased by approximately $14.3 million, or 94%, to $0.9 million for the quarter ended September 30, 2001, compared with $15.2 million for the same period of 2000. For the nine months ended September 30, 2001, these costs decreased by approximately $14.0 million, or 40%, to $21.1 million from $35.1 million for the same period of 2000. Included in Network Technologies costs of sales are direct materials and labor associated with the construction of networks and costs associated with contracted services. As discussed above, the decrease in cost of sales is due to an agreement with one of ACSI NT's customers to terminate an Indefeasible Lease and Right of Use Agreement. This resulted in a reversal of previously recorded cost of sales in the amount of $7.2 million.

INTERNET SERVICES

     Cost of sales for Internet services decreased approximately $0.9 million, or 26%, to $2.5 million for the quarter ended September 30, 2001, compared with $3.4 million for the same period of 2000. For the nine months ended September 30, 2001, these costs decreased by approximately $1.4 million, or 13%, to $9.1 million from $10.5 million for the same period of 2000. Included in these costs are charges for domain registration associated with the web hosting customer base and telecommunications expenses related to the Internet access customers. For 2001, Internet Services had an increase in domain registration costs due to the greater concentration in this line of business. The increases in these costs were offset by a decrease in the telecommunications costs related to the Internet access customers. This decrease in telecommunications expenses is expected to continue as the Company completed the sale of its dial-up Internet customers at the end of the fourth quarter of 2000.

GROSS MARGIN

     For the quarter ended September 30, 2001, total gross margin decreased 23 basis points to 43.6% from 45.9% for the quarter ended September 30, 2000, as discussed below. Gross margins increased 64 basis points to 47.1% for the nine months ended September 30, 2001 from 40.7% for the same period of 2000, as discussed below.

TELECOMMUNICATIONS SERVICES

     Telecommunications services gross margin decreased 8 basis points to 45.6% for the quarter ended September 30, 2001 from 46.4% for the same period of 2000. For the nine months ended September 30, 2001, telecommunications services gross margins increased 102 basis points to 49.0% from 38.8% for the same period of 2000. This increase was primarily due to the reduction of telco expenses due to the improvement of the Company's bill audit systems. Furthermore, the Company continues to achieve network cost savings through negotiations with vendors.

NETWORK TECHNOLOGIES SERVICES

       Network Technologies gross margin for the three months ended September 30, 2001 would have decreased 209 basis points to 21.9% from 42.8% for the same period of 2000 if the previously discussed reversal of revenue and cost of sales had not occurred. For the nine months ended September 30, 2001, Network Technologies services gross margin would have decreased 76 basis points to 34.8% from 42.4% for the same period of 2000. This decrease is principally due to change in mix of revenue and number of contracts as well as the termination discussed above. This was primarily due to the larger amount of completed conduit sales in 2000 versus 2001.

INTERNET SERVICES

     Internet services gross margin decreased 6 basis points to 52.3% for the three months ended September 30, 2001, compared with 52.9% for the three months ended September 30, 2000. For the nine months ended September 30, 2001, gross margins increased approximately 18 basis points to 52.8% from 51.0% for the same period of 2000. The increases in gross margin were primarily due to the Company's exit from providing dial-up Internet services, which generated lower margins. Going forward, the Company will focus on its web hosting business in which the Company expects to earn higher margins.

OPERATING EXPENSES

SELLING, GENERAL AND ADMINISTRATIVE

     For the quarter ended September 30, 2001, selling, general and administrative ("SG&A") expenses decreased $5.4 million, or 12%, to $41.1 million from $46.5 million for the same period of 2000, as discussed below. For the nine months ended September 30, 2001, SG&A costs decreased $1.5 million, or 1%, to $137.6 million from $139.1 million for the same period of 2000.

     Included in SG&A expenses are personnel costs such as employee salaries, bonuses, benefits and commissions. Such costs increased $1.7 million, to $19.4 million for the quarter ended September 30, 2001 from $17.7 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, these costs increased approximately $6.9 million to $60.3 million compared with $53.4 million for the same period of 2000. Also, included in SG&A expenses are operating costs such as rent, advertising, general administrative and office expenses. The Company has focused on eliminating unnecessary expenses through various cost cutting measures. As a result, these expenses decreased $7.1 million, to $21.7 million for the quarter ended September 30, 2001 from $28.8 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, these costs decreased approximately $8.4 million to $77.2 million compared with $85.6 million for the same period of 2000.

     Also included in SG&A costs are employee costs associated with the Company's restructuring efforts, that primarily includes bonuses of $2.1 million and $5.8 million for the three and nine months ended September 30, 2001. For the three and nine month periods ended September 30, 2001 and 2000, the decrease in SG&A was partially offset by increases in personnel costs that include salaries, benefits, bonuses and commissions. Additionally, bad debt allowances have increased. The Company continues to monitor on an ongoing basis its SG&A costs to evaluate any costs that can be eliminated and expects to see SG&A costs either remain flat or decline slightly.

NON-CASH STOCK COMPENSATION

     For the quarter ended September 30, 2001, the Company did not incur any non-cash stock compensation expense. For the quarter ended September 30, 2000, non-cash compensation expense was $3.4 million. Non-cash stock compensation expense decreased $17.9 million, or 284%, to ($11.6) million for the nine months ended September 30, 2001, from $6.3 million for the nine months ended September 30, 2000.

     For 2000, included in non-cash compensation were accruals for the issuance of common stock in connection with performance bonuses. Costs associated with the accrual for performance bonuses were approximately $2.4 million and $4.0 million for the three and nine months ended September 30, 2000, respectively. In the first quarter of 2001, the Company reversed the accrual of $11.9 million related to 2000 employee performance bonuses. Due to the bankruptcy filing, the performance bonus will not be paid as previously anticipated.

DEPRECIATION AND AMORTIZATION AND IMPAIRMENT OF FIXED ASSETS

     Depreciation and amortization expenses decreased $1.3 million, or 5%, to $24.1 million for the quarter ended September 30, 2001, from $25.4 million for the quarter ended September 30, 2000. For the nine months ended September 30, 2001, depreciation and amortization expenses decreased $5.5 million, or 6%, to $77.7 million from $83.2 million for the same period of 2000. These decreases were due to the reclassification of certain network assets to inventory and the impairment of certain assets, as discussed below.

     During the first quarter of 2001, due to the bankruptcy filing and revised operating plans, the Company evaluated its on-going systems and information systems projects and determined that certain projects and systems would not be used by the Company. As a result of this, in the first quarter of 2001 the Company recorded an impairment charge of approximately $12.1 million to write these assets off.

INTEREST AND OTHER INCOME

     Interest and other income decreased $1.0 million, or 99%, to $0.02 million for the quarter ended September 30, 2001, from $1.0 million for the quarter ended September 30, 2000. Interest and other income decreased $3.9 million, or 93%, to $0.3 million for the nine months ended September 30, 2001 from $4.2 million for the same period of 2000. The decrease in interest income reflects a decrease in the cash and cash equivalents and restricted cash and investments balances of approximately $44.8 million from $46.1 million at September 30, 2000 to $1.3 million at September 30, 2001.

INTEREST AND OTHER EXPENSE

     Interest and other expense decreased $26.5 million, or 82%, to $5.9 million for the quarter ended September 30, 2001, from $32.4 million for the quarter ended September 30, 2000. Interest and other expense decreased $53.7 million, or 58%, to $39.3 million for the nine months ended September 30, 2001 from $93.0 million for the same period of 2000. The decrease was primarily due to the Company's filing for bankruptcy protection. Due to this, the Company no longer accrues interest on debt that is subject to compromise. The decrease was also due to the decrease in interest for the Senior Secured Credit Facility due to a lower balance at September 30, 2001. Pro-forma interest expense for the three and nine months ended September 30, 2001 assuming the Company did not file for bankruptcy protection would have been approximately $27.4 million and $86.1 million, respectively.

REORGANIZATION EXPENSE

     Reorganization expense for the three and nine months ended September 30, 2001 totaled $1.1 million and $43.9 million, respectively, as follows:

                                                                     THREE MONTHS                         NINE MONTHS
                                                                ENDED SEPTEMBER 30, 2001            ENDED SEPTEMBER 30, 2001
                                                              -------------------------           -------------------------
 Professional fees                                                        $  0.9                             $   6.7
 Adjustment of senior notes to redemption value                                -                                 4.4
 Write off of deferred financing fees                                          -                                31.8
 Other                                                                       0.2                                 1.0
                                                                          ------                             -------
      Total                                                               $  1.1                             $  43.9
                                                                          ======                             =======

     Professional fees represent legal and financial advisory expenses directly related to the Filing.

NET LOSS & NET LOSS APPLICABLE TO COMMON STOCKHOLDERS

     Net loss decreased $14.8 million, or 23%, to $49.8 million for the quarter ended September 30, 2001 from $64.6 million for the quarter ended September 30, 2000. Net loss decreased $17.1 million, or 8%, to $198.3 million for the nine months ended September 30, 2001 from $215.4 million for the nine months ended September 30, 2000. The decrease in net loss was primarily due to improvements in gross margin and a reversal of previously recorded non-cash compensation expense as discussed above. Also, for the three month periods ended September 30, 2001 and 2000, the decrease was also due to decreases in SG&A costs. The decreases are partially offset by increases in reorganization costs and the impairment of fixed assets as discussed above.

     Further, net loss applicable to common stockholders decreased $15.0 million, or 19%, to $62.7 million for the quarter ended September 30, 2001 from $77.7 million for the same period of 2000. For the nine months ended September 30, 2001, net loss applicable to common stockholders decreased $40.5 million, or 15%, to $236.9 million from $277.4 million for the same period of 2000. This decrease is due to a beneficial conversion charge of $24.6 million incurred in the first quarter of 2000 related to the issuance of the Convertible Preferred Stock. In 2001, there were no beneficial conversion charges.

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

     From the Company's inception through September 30, 2001, the Company has raised net proceeds of approximately $1.5 billion from debt and equity financing. The Company is highly leveraged. As of September 30, 2001, the accreted value of its four senior discount notes totaled approximately $826.1 million. The principal amount outstanding under its senior secured credit facility totaled $134.6 million. The total amount outstanding under the DIP loan is approximately $59 million, in addition the Company has $6.4 million outstanding in letters of credit. e.spire's cash and cash equivalents decreased approximately $8.8 million for the nine months ended September 30, 2001. At September 30, 2001, e.spire had approximately $0.1 million of cash and cash equivalents available for the payment of financing costs, ongoing operations and capital expenditures. In addition, the Company believes it has an additional approximately $20 million available under the revolver as part of the DIP financing. However, the Company is out of compliance and the DIP lenders are under no obligation to fund. The lenders have advised e.spire that they do not intend to accelerate the DIP loan due to the noncompliance. The Company is currently negotiating the terms of a waiver with the DIP lenders.

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

 During the first quarter of 2001, e.spire filed a motion requesting that the bankruptcy court grant it authorization to enter into a debtor in possession loan agreement in the amount of $85 million. On April 10, 2001, the bankruptcy court entered an Interim order authorizing e.spire to borrow $25 million to fund ordinary working capital and general corporate needs. A hearing before the bankruptcy court was held on May 16, 2001, at which time the bankruptcy court approved e.spire's request to borrow an additional $15 million to continue to fund working capital and general corporate needs and also approved e.spire's employee retention plan. On June 12, 2001, the bankruptcy court approved the borrowing of the remaining $45 million of the debtor in possession loan.

     The Debtor in Possession Loan and Security Agreement dated as of April 10, 2001 ("DIP Loan"), consists of a $25 million term loan and $60 million revolver with interest rates based on Wells Fargo Prime Rate plus 350 basis points and a maturity date that occurs upon: substantial consummation of a plan of reorganization that has been confirmed by the bankruptcy court, October 10, 2002, a conversion of our chapter 11 bankruptcy filing to chapter 7, the appointment of a trustee under chapter 11, the appointment of an examiner with expanded power under the bankruptcy code, the sale of all or substantially all of the assets of e.spire or ACSI NT under section 363 of the bankruptcy code, a final bankruptcy order is not entered, or we cease and discontinue our ordinary course business. The DIP Loan includes, the following covenants: restrictions on our ability to incur further indebtedness and liens subject to certain specified exceptions, restrictions on certain fundamental changes in corporate structure, disposal of assets, and the payment of dividends. The DIP Loan is collateralized by the capital stock and assets of all of the subsidiaries of e.spire and the assets of e.spire and its subsidiaries. The bankruptcy court granted the DIP Loan lenders a first priority security interest to the extent of the DIP Loan outstanding principal and interest. Additionally, on June 12, 2001, as part of the order granting priority liens to the DIP lenders the court granted e.spire's pre-petition senior secured lender's request for an administrative priority claim in an amount equal to the lesser of $75 million or the amount of the DIP loan. Our use of the proceeds from the DIP Loan is limited to pay transactional costs incurred in connection with the DIP Loan and working capital to fund general corporate purposes. The DIP Loan also includes the following financial and operating covenants, minimum cumulative adjusted EBITDA (Earnings before interest, taxes, depreciation, amortization, and noncash compensation), minimum cumulative cash receipts from sales, outstanding DIP Loan indebtedness, capital expenditure maximums in connection with the CLEC and CyberGate, minimum conduit miles installed for ACSI NT, minimum fiber miles installed for ACSI NT and required completion of three fiber optic cable networks, two by December 31, 2001 and one by March 30, 2002. As of September 30, 2001, the Company was not in compliance with certain covenants under the DIP loan which constitutes an event of default under the agreement. Due to the noncompliance under the DIP loan, effective October 1, 2001, the outstanding amounts under the DIP loan are subject to an increase in the interest rates of 200 basis points. The lenders have advised e.spire that they do not intend to accelerate the DIP loan due to the noncompliance. The Company is currently negotiating the terms of a waiver with the DIP lenders. To date, the lenders have continued to fund the DIP loan. As of September 30, 2001, the Company had drawn $25 million of the term loan and approximately $34 million of the revolver associated with the DIP loan.

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

     In November 2001, e.spire filed two complaints against Verizon Communications, Inc. and Verizon Maryland ("Verizon") in the United States Bankruptcy Court for the District of Delaware and before the Maryland Public Service Commission, respectively. Among other things, e.spire is seeking payment of $2.6 million in overdue payments that Verizon is withholding in violation of a June order issued by the Maryland Public Service Commission. Verizon claims that it is owed money by e.spire and sent e.spire a termination notice for non-payment in October. e.spire is also seeking injunctive relief prohibiting Verizon from suspending or terminating service on accounts subject to the termination notice, because e.spire is current on its payments to Verizon. While e.spire can not predict the outcome of these proceedings e.spire believes that Verizon will ultimately be required to pay e.spire the past due amounts.

ITEM 2 - CHANGES IN SECURITIES

     None

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

(a)   EXHIBITS

     EXHIBIT
     NUMBER                   DESCRIPTION
     ------        ----------------------------------
     99.1          Supplemental Financial Information

(b)   REPORTS ON FORM 8-K

     None

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           e.spire Communications, Inc.
                           ----------------------------------------------------
                           (Registrant)

                     By:   /s/ GEORGE F. SCHMITT
                           ----------------------------------------------------
                           George F. Schmitt,
                           Chairman of the Board of Directors and Acting Chief Executive Officer

                           Date: November 14, 2001

                     By:   /s/ BRADLEY E. SPARKS
                           ----------------------------------------------------
                           Bradley E. Sparks,
                           Chief Financial Officer

                           Date: November 14, 2001



                                INDEX OF EXHIBITS

EXHIBIT NO.                     DESCRIPTION                    PAGE NO.
-----------                     -----------                    --------
   99.1            Supplemental Financial Information          E-1